Form 10-Q
period 2016-08-31
Stellar Acquisition III Inc.
filed 2016-10-14
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-37862

Stellar Acquisition III Inc.

(Exact Name of Registrant as Specified in Its Charter)

Republic of the Marshall Islands	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

90 Kifissias Avenue,

Maroussi Athens, Greece

(Address of principal executive offices)

+30 (210) 876-4858

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

As of October 13, 2016, 9,010,177 shares of common stock, par value $0.0001 per share, were issued and outstanding.

STELLAR ACQUISITION III INC.

FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:	1

	Condensed Interim Balance Sheet as of August 31, 2016 (unaudited)	1

	Condensed Interim Statements of Operations for the three months ended August 31, 2016 and for the period from December 8, 2015 (inception) to August 31, 2016 (unaudited)	2

	Condensed Statement of Cash Flows for the period from December 8, 2015 (inception) to August 31, 2016 (unaudited)	3

	Notes to Condensed Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Stellar Acquisition III Inc.
Condensed Interim Balance Sheet

August 31, 2016
(unaudited)

Assets
Current assets
Cash	$674,491
Total current assets	674,491
Cash held in Trust Account	66,300,000
Total assets	$66,974,491
Liabilities and Shareholders’ Equity
Current liabilities
Accrued liabilities	$33,307
Total current liabilities	33,307
Non-current liabilities
Deferred underwriting fees	1,625,000
Total non-current liabilities	1,625,000
Total Liabilities	1,658,307
Common stock subject to possible redemption: 5,913,139 shares (at a redemption value of approximately $10.20)	60,316,183
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Shares of common stock, $0.0001 par value, 200,000,000 shares authorized, 2,857,022 shares issued and outstanding (excluding 5,913,139 shares subject to redemption)	286
Additional paid-in capital	5,001,429
Accumulated deficit	(1,714)
Total shareholders’ equity	5,000,001
Total liabilities and shareholders’ equity	$66,974,491

The accompanying notes are an integral part of the unaudited condensed financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Operations (unaudited)

	For the Three Months ended August 31, 2016	For the period from December 8, 2015 (Inception) through August 31, 2016

Revenue	$-	$-
Operating expenses
Formation and operating costs	477	1,714

Net loss attributable to common shares	$(477)	$(1,714)

Weighted average number of common shares outstanding	2,342,365	2,321,182
Basic and diluted net loss per share	$(0.00)	(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statement of Cash Flows (unaudited)
For the period from December 8, 2015 (inception) through August 31, 2016

Cash Flows from Operating Activities
Net loss	$(1,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities
Increase in accrued liabilities	33,307
Net cash provided by operating activities	31,593
Net cash used in Investing Activities,
Cash deposited in Trust Account	(66,300,000)
Cash Flows from Financing Activities
Proceeds from sale of Sponsors’ shares of common stock	25,000
Proceeds from sale of Public Offering Units, net of offering expenses paid	63,092,898
Proceeds from sale of Private Placement Warrants	3,825,000
Payments to related parties (including loans)	(250,535)
Contributions from related parties (including loans)	250,535
Net cash provided by financing activities	66,942,898
Net increase in cash	674,491
Cash at beginning of period	-
Cash at end of period	$674,491
Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriting fees	$1,625,000
Common stock issued for additional underwriter compensation	$1,000,000
Fair value of unit purchase option issued to underwriter	$781,385

The accompanying notes are an integral part of the unaudited condensed financial statements.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General:

Stellar Acquisition III Inc. (the “Company”) was incorporated pursuant to the laws of the Republic of the Marshall Islands on December 8, 2015. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

At August 31, 2016, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through August 31, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and co-Chief Executive Officer, and Magellan Investments Corp. and Firmus Investments Inc., affiliated with our co-Chief Executive Officer and Chief Financial Officer. All four companies were incorporated pursuant to the laws of the Republic of the Marshall Islands (the “Sponsors”). The registration statement (the “Registration Statement’) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intends to finance a Business Combination with the net proceeds from the $65,000,000 raised in the Public Offering ($69,006,100 following the partial exercise of the underwriters’ overallotment option on September 28, 2016 — Note 3) and the $3,825,000 private placement ( $3,985,244 following the partial exercise of the underwriters’ overallotment option on September 28, 2016 – Note 8). Upon the closing of the Public Offering and the private placement on August 24, 2016, $66,300,000 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below (following the partial exercise of the underwriters’ overallotment option on September 28, 2016, an additional $4,086,222 were deposited to the Trust Account – Note 8).

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. At August 31, 2016, the Trust Account consisted of deposits of cash in a financial institution. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations during September 2016.

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination within 12 months from the closing of the Public Offering (or up to 21 months from the closing of the Public Offering if the Company extends the period of time to consummate a Business Combination, in accordance with the terms of the Company’s charter) (subject to the requirements of law).

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

Business Combination:

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although it initially intends to focus its efforts within the international energy logistics industry. Substantially all of the net proceeds of the Public Offering and the private placement are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital, or (ii) provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable or amounts released to the Company for working capital. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow shareholders to redeem their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as whether the Company is a foreign private issuer, the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital purposes. As a result, such shares of common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.20 per public common share ($66,300,000 held in the Trust Account divided by 6,500,000 public common shares), subject to increase of up to an additional $0.175 per unit in the event that the Sponsors elect to extend the period of time to consummate a Business Combination, as described in more detail below.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

The Company will have until 12 months from the closing of the Public Offering to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within 12 months, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607), or $0.175 per unit, on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim information and in accordance with the instructions to Form 10-Q and Article 8 and Article 10 of Regulation S-X. Accordingly, since they are interim statements, the accompanying financial statements do not include all of the information and notes required by GAAP for a complete financial statement presentation. In the opinion of management, the interim financial statements reflect all adjustments (consisting of normal, recurring adjustments) that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year and pursuant to the rules and regulations of the SEC.

Stock split:

On January 29, 2016, the Company completed a 4,600 to 1 stock split. All share and per share information contained in the financial statements has been adjusted for this split.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

Emerging Growth Company:

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates:

The preparation of condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs:

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $5,315,000 consisting principally of underwriter discounts of $4,705,000 (including approximately $1,625,000 of which payment is deferred, approximately $1,000,000 from the issuance of stock and approximately $780,000 from the issuance of the unit purchase option) and approximately $607,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Public Offering.

Income Taxes:

There is, at present, no direct taxation in the Marshall Islands and interest, dividends, and gains payable to the Company are received free of all Marshall Islands taxes. The Company is registered as an “exempted company” pursuant to the Marshall Islands Business Corporations Act (as amended). As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Marshall Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes. As of August 31, 2016, the Company has not commenced operations and thus has no uncertain tax positions.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. There were no adjustments related to uncertain tax positions recognized during the period December 8, 2015 (inception) to August 31, 2016.

Redeemable Common Stock:

As discussed in Note 3, all common shares sold as part of a Unit in the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s Liquidation or Tender offer/stockholder/approval provisions. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of an entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its Public Shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against additional paid-in capital.

Accordingly, at August 31, 2016, 5,913,139 of the 6,500,000 Public Shares were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent Events:

Management has evaluated subsequent events to determine if events or transactions occurring after the date of the financial statements, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require adjustment or disclosure have been recognized or disclosed.

NOTE 3 — PUBLIC OFFERING

On August 24, 2016, the Company closed the Public Offering for the sale of 6,500,000 units at a price of $10.00 per unit (the “Units”). Each Unit consists of one share of the Company’s common stock, $0.0001 par value (the “Public Shares”) and one redeemable common stock purchase warrant (the “Warrants”). Under the terms of a warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act to register the shares of common stock underlying the Warrants, following the completion of the Business Combination. Each Warrant entitles the holder to purchase one share of common stock at a price of $11.50. No fractional shares will be issued upon exercise of the Warrants. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of shares of common stock to be issued to the Warrant holder. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the applicable time period to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants issued in connection with the Company’s public Units during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

The Company granted the underwriters an overallotment option to purchase an additional 975,000 Units at $10.00 for 45 days following the closing of the Public Offering (see Note 8). The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering. The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

The Company’s initial shareholders currently own 2,003,403 shares of common stock, following the partial exercise of the underwriters’ overallotment option on September 28, 2016. In January 2016 2,300,000 shares were initially purchased by Messrs. Tsirigakis and Syllantavos for an aggregate of $25,000, up to 300,000 of which were subject to forfeiture. In January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 2,099,900 shares to the Sponsors and an aggregate of 34,500 shares to the Company’s director nominees. In addition, in January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 165,600 shares to the Company’s other initial shareholders. In August 2016, the Sponsors returned to the Company, at no cost, an aggregate of 129,839 founder shares, which the Company cancelled, leaving an aggregate of 2,170,161 founder shares outstanding. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors returned to the Company, at no cost, an aggregate of 166,758 founder shares, which the Company cancelled, leaving an aggregate of 2,003,403 founder shares outstanding. The founder shares are identical to the common stock included in the Units sold in the Public Offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below. Our initial shareholders currently own 22.2% of the Company’s issued and outstanding shares of common stock.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (A) one year after the completion of the Business Combination, or earlier if, subsequent to the Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Warrants

Upon the closing of the Public Offering on August 24, 2016, the Sponsors paid the Company approximately $3,825,000 in a private placement for the purchase of an aggregate of 7,650,000 Warrants at a price of $0.50 per Warrant (the “Private Placement Warrants”). Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors purchased 320,488 additional Private Placement Warrants. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public shareholders and the Warrants issued to the Sponsors will expire worthless.

Registration Rights

The Company’s initial shareholders and holders of the Private Placement Warrants are entitled to registration rights pursuant to a registration rights agreement executed on August 18, 2016. The Company’s initial shareholders and holders of the Private Placement Warrants are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There are no penalties associated with delays in registering the securities under the registration rights agreement.

Related Party Loans

As of January 15, 2016, three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., have agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between January and August 2016, the Company borrowed approximately $207,985 under this loan from the three Sponsors. These loans were non-interest bearing and were paid in full on August 24, 2016. Additionally, between January and August 2016 Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers paid for certain expenses related to the Company’s roadshow and offering amounting to $42,550. Nautilus Energy Management Corp. was reimbursed for these expenses in full on August 24, 2016. As of August 31, 2016 there were no outstanding amounts or loans to related parties.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering (following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company paid an additional underwriting fee of approximately $80,000). The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

The Company sold to the underwriters for $100, an option to purchase up to a total of 130,000 units, exercisable at $11.50 per unit (or an aggregate exercise price of $1,495,000) upon the closing of the Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the Registration Statement and the closing of our initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The units issuable upon exercise of this option are identical to those offered in the Public Offering. The Company accounted for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates the fair value of this unit purchase option is $6.01 per unit (for a total fair value of $781,385) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 37.8% (2) risk-free interest rate of 1.17% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of stock prices of a selection of companies within the energy logistics space, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Arc Logistics Partners LP, Ardmore Shipping Corporation, Blueknight Energy Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., DHT Holdings, Inc., Dorian LPG Ltd., EnLink Midstream, LLC, GasLog Ltd., Genesis Energy LP, Golar LNG Ltd., Kinder Morgan, Inc., Magellan Midstream Partners LP, Navigator Holdings Ltd., Nordic American Tankers Limited, NuStar GP Holdings, LLC, ONEOK Inc., PBF Logistics LP, Scorpio Tankers Inc., StealthGas, Inc., Teekay Tankers Ltd., Tsakos Energy Navigation Limited. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

The Company issued the underwriters, as additional compensation for the Public Offering, 100,000 shares (106,164 shares following the partial exercise of the underwriters’ overallotment option on September 28, 2016), at the closing of the Public Offering. The Company accounted for the fair value of these shares, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The shares were issued at an estimated fair value of $1,000,000.

NOTE 6 — TRUST ACCOUNT

A total of $66,300,000, which includes $65,000,000 of the net proceeds from the Public Offering and $1,300,000 from the sale of the Private Warrants, was placed in the Trust Account on August 24, 2016.

As of August 31, 2016, the Company’s Trust Account consisted of $66,300,000 in cash. In September 2016 the proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and investing only in direct U.S. government obligations.

STELLAR ACQUISITION III INC.

NOTES TO Condensed interim Financial Statements

August 31, 2016

(In United States Dollars)

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. Prior to the Public Offering, there were 2,170,161 shares of common stock issued and outstanding up to 283,064 of which are subject to forfeiture by our initial shareholders if the underwriters’ over-allotment option is not exercised in full. At August 31, 2016, there were 8,770,161 shares of common stock issued and outstanding, including 5,913,139 shares subject to redemption.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At August 31, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 — SUBSEQUENT EVENTS

On September 16, 2016, the proceeds of the Trust Account were invested in U.S. treasury bills yielding interest of approximately 0.4% per annum.

On September 28, 2016 the Company announced that it had consummated the sale of an additional 400,610 units pursuant to the partial exercise of the underwriters' over-allotment option in connection with the Company’s initial public offering. The additional units were sold at $10.00 per unit, generating additional gross proceeds of $4,006,100 to the Company.

Of the proceeds received from the consummation of the over-allotment option exercise of units and a simultaneous private placement of Warrants to Dominium Investments Inc. and Firmus Investments Inc., the Company’s Sponsors (320,488 additional Warrants sold at $0.50 per Warrant), $4,086,222 was placed in trust, increasing the amount in trust from $66,300,000 to a total of $70,386,222 (or $10.20 per unit sold in the public offering). As a result of the partial exercise of the overallotment option, the Company incurred additional offering costs of approximately $80,000 in underwriting fees and 6,164 shares of common stock issued to the underwriters as additional compensation. Additional underwriting fees of approximately $100,000 were deferred until the completion of the Company's initial Business Combination. A pro forma balance sheet of the Company as of September 28, 2016 reflecting receipt of the proceeds upon consummation of the partial exercise of the over-allotment option and the private placement has been included as an exhibit to a Form 8-K Report filed by the Company with the Securities and Exchange Commission on September 30, 2016.

On October 4, 2016, the proceeds from the partial exercise of the underwriters' over-allotment option in connection with the Company’s initial public offering were invested in U.S. treasury bills yielding interest of approximately 0.4% per annum.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Stellar Acquisition III Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

Overview

We are a blank check company incorporated pursuant to the laws of the Republic of the Marshall Islands on December 8, 2015for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of Warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

The issuance of additional shares of our stock in a Business Combination:

-	may significantly dilute the equity interest of our stockholders;

-	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

-	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

-	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

-	may decrease prevailing market prices for our common stock and/or Warrants.

Similarly, if we issue debt securities, it could result in:

-	a decrease in the prevailing market prices for our common stock and/or Warrants.

-	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

-	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

-	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

-	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

-	our inability to pay dividends on our common stock;

-	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

-	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

-	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

-	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at August 31, 2016, we had approximately $66,974,000 in cash, of which $66,300,000 was held in our Trust Account. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through August 31, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, efforts directed toward locating and completing a suitable Business Combination. As such, we had no operations or significant operating expenses until the three months ended August 31, 2016 and therefore, our expenses for the three months ended August 31, 2016 are essentially the same as our expenses from inception. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $ 3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,918,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $607,000.Of the proceeds of the Public Offering and the private placement $66,300,000 have been deposited in the Trust Account and are not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At August 31, 2016, we had approximately $674,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock (“Founder Shares”) for $25,000 by Messrs. Tsirigakis and Syllantavos  , and a total of approximately $208,000 loaned by three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. against the issuance of an unsecured promissory note (the “Note”). These loans were non-interest bearing and were paid in full on August 24, 2016in connection with the closing of the Public Offering.

We expect that the Company has sufficient resources subsequent to the Public Offering to fund its operations for at least the next twelve months.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual obligations

At August 31, 2016 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP")requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At August 31, 2016, the Company had outstanding Warrants to purchase 14,150,000 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs of approximately $3,532,000 consist of underwriters’ discounts of approximately $2,925,000 (including approximately $1,625,000 of which payment is deferred) and approximately $607,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in August 2016.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At August 31, 2016, the Company had no material deferred tax assets.

Redeemable common stock

All of the 6,500,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At August 31, 2016, 5,913,139 of the 6,500,000 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated pursuant to the laws of the Republic of the Marshall Islands on December 8, 2015 for the purpose of effecting a Business Combination. As of August 31, 2016, we had not commenced any operations or generated any revenues. All activity through August 31, 2016 relates to our formation and our Public Offering and subsequent to the Public Offering, efforts have been directed toward locating and completing a suitable Business Combination. At August 31, 2016, approximately $66,300,000 of the net proceeds of the Public Offering and the private placement in August 2016 were deposited into a Trust Account that invests solely in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U. S. government obligations. Subsequent to August 31, 2016 and following the partial exercise of the underwriters’ overallotment option on September 28, 2016, an additional $4,086,222 were deposited to the Trust Account.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our co-Chief Executive Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2016. Based upon their evaluation, our co-Chief Executive Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the three months ended August 31, 2016, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated August 18, 2016 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 24, 2016, we consummated a private placement of an aggregate of 7,650,000 Warrants (“Private Placement Warrants”) at a price of $0.50 per Private Placement Warrant, generating total proceeds of approximately, $3,825,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors purchased 320,488 additional Private Placement Warrants. The Private Placement Warrants, which were purchased by our Sponsors Dominium Investments Inc. and Firmus Investments Inc., are substantially similar to the Warrants underlying the units issued in the Public Offering (the “Warrants”), except that if held by the original holder or their permitted assigns, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of our Business Combination. If the Private Placement Warrants are held by holders other than its initial holders, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Warrants. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds from the Initial Public Offering

On August 24, 2016, we consummated our Public Offering of 6,500,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The Warrants will become exercisable on the later of (i) 30 days after the completion of the Business Combination and (ii) 12 months from the closing of the Public Offering. The Warrants expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Once the Warrants become exercisable, the Warrants will be redeemable in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days notice if, and only if, the last sale price of the Company’s common stock equals or exceeds $21.00 per share for any 20 trading days within a 30 trading day period.  The Units in the Public Offering were sold at an offering price of $10.00 per Unit, generating gross proceeds of approximately $65,000,000 ($69,006,100 following the partial exercise of the underwriters’ overallotment option on September 28, 2016).

Maxim Group LLC served as sole book-running manager and Chardan Capital Markets, LLC and EarlyBirdCapital, Inc. (the Underwriters”) served as co-managers for the offering.   The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-212377). The SEC declared the registration statement effective on August 18, 2016.

We paid a total of approximately $1,300,000 in underwriting discounts and commissions (following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company paid an additional underwriting fee of approximately $80,000) and approximately $607,000 for other costs and expenses related to the Public Offering.  In addition, the Underwriters agreed to defer payment of approximately $1,625,000 in underwriting discounts and commissions, which amount will be payable upon consummation of our Business Combination, if consummated. We also repaid the note and advances to an affiliate of our Sponsor from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $1,625,000, which amount will be payable upon consummation of our Business Combination, if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of the Private Placement Warrants was approximately $66,918,000 of which approximately $66,300,000 (or $10.20 per unit sold in the Public Offering) was placed in the Trust Account (following the partial exercise of the underwriters’ overallotment option on September 28, 2016, an additional $4,086,222 were deposited to the Trust Account).  Approximately $674,000 was held outside the Trust Account and will be used to fund the Company’s operating expenses.  The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

The Company sold to the Underwriters for $100, an option to purchase up to a total of 130,000 Units, exercisable at $11.50 per Unit (or an aggregate exercise price of $1,495,000) upon the closing of the Public Offering. The unit purchase option may be exercised at any time during the period commencing on the later of one year anniversary of the effective date of the Registration Statement and the closing of our initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The Units issuable upon exercise of this option are identical to those offered in the Public Offering. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying shares of common stock) to exercise the unit purchase option without the payment of cash.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 14, 2016

STELLAR ACQUISITION III INC.

By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis
Title: co-Chief Executive Officer

By:	/s/ George Syllantavos
Name: George Syllantavos
Title: co-Chief Executive Officer, Chief Financial Officer

