Form 10-K
period 2016-11-30
Stellar Acquisition III Inc.
filed 2017-02-14
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37862

STELLAR ACQUISITION III INC.

(Exact name of registrant as specified in its charter)

Republic of the Marshall Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

90 Kifissias Avenue, Maroussi Athens, Greece	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +30 (210) 876-4858

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC
Warrants to purchase one share of Common Stock	The NASDAQ Stock Market LLC
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on the NASDAQ Capital Market on August 19, 2016 and the registrant’s shares of common stock and warrants began trading on the NASDAQ Capital Market on October 10, 2016. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on November 30, 2016, as reported on the Nasdaq Capital Market, was $9.95.

As of February 9, 2017, there were 9,010,177 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“BCA” are to the Business Corporations Act of the Republic of Marshall Islands;

●	“founder shares” are to the 2,003,403 shares of common stock owned by our initial shareholders;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to certain of our sponsors in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“sponsor” are to Astra Maritime Corp. and Dominium Investments Inc., each a Republic of Marshall Islands company that is a holding company with no operations, affiliates of Mr. Prokopios (Akis) Tsirigakis, our Chairman of the Board, co-Chief Executive Officer and President, and Magellan Investments Corp. and Firmus Investments Inc., each a Republic of Marshall Islands company that is a holding company with no operations, affiliates of Mr. George Syllantavos, our co-Chief Executive Officer, Chief Financial Officer, Secretary and Director; and

●	“we,” “us,” “company” or “our company” are to Stellar Acquisition III Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	failure to maintain the listing on, or the delisting of our securities from, Nasdaq or an inability to have our securities listed on Nasdaq or another national securities exchange following our initial business combination;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	foreign currency fluctuations and overall political risk in foreign jurisdictions; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

Introduction

We are a recently organized blank check company formed pursuant to the laws of the Republic of the Marshall Islands for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets. We have focused our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $250 million and $500 million, although a target entity with a smaller or larger enterprise value may be considered. While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we are initially focusing our search on identifying a prospective target business in the international energy logistics industry.

We have assembled a group of directors, including independent directors, who provide public company governance, executive leadership, operations oversight, private equity investment management and capital markets experience. Our Board members have extensive experience, having served as directors, CEO’s or CFO’s, or in other executive and advisory capacities for publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will continue to be of significant benefit to us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe that the international energy logistics industry presents attractive opportunities for consolidation and growth and a favorable area in which to attempt to consummate a business combination. Our executive officers and directors have an aggregate of over 80 years of experience in the energy logistics industry, as managers, principals or directors of major worldwide maritime companies, where they have sourced, negotiated and structured transactions in these industries. We intend to leverage the industry experience of our executive officers, including their contacts and relationships, by focusing our efforts on identifying a prospective target business in the international energy logistics industry. While the amount of time our executive officers will devote in any time period will vary based on whether a target business has been selected for the initial business combination and the stage of the initial business combination process the company is in, we expect Messrs. Tsirigakis and Syllantavos to devote, in the aggregate, an average of approximately 20 hours per week to our business.

Messrs. Tsirigakis and Syllantavos, our co-Chief Executive Officers, were founders, officers and directors of two blank check companies that consummated business combinations, Nautilus Marine and Star Maritime. Nautilus Marine conducted an initial public offering in June 2011, consummated a business combination in February 2013, was taken private as Nautilus Offshore Services Inc. in October 2013, and in November 2015 was acquired by DryShips, Inc. (Nasdaq:DRYS). Star Maritime conducted an initial public offering in June 2005, consummated a business combination in November 2007, and trades on the Nasdaq Stock Market as Star Bulk Carriers Corp. (Nasdaq:SBLK). Messrs. Tsirigakis and Syllantavos played the leading role throughout the business combination transactions for Nautilus Marine and for Star Maritime, including identifying suitable acquisition candidates including the ultimate targets, and the consummation of such acquisitions. With respect to the above transactions, past performance by Messrs. Tsirigakis and Syllantavos, or any other member of our management team, is not a guarantee that we will be able to locate a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate.

Management and Board Expertise

Our executive officers and directors have extensive experience in the logistics side of the energy industry as managers, principals or directors of companies involved in ocean transportation dealing with companies in the related logistics infrastructure areas of terminal and port facilities. We intend to leverage the industry experience of our executive officers, including their extensive contacts, relationships and access to acquisition opportunities, by focusing our efforts on identifying a prospective target business or businesses in the energy logistics industry and negotiating the terms of such transaction.

Subsequent to the consummation of a business combination, we believe that the strengths of our management team, particularly their extensive operations experience in the transportation/logistics field, will be valuable with respect to contributing to the ongoing operations of any business we may acquire.

Significant Activities Since Inception

On August 24, 2016, we consummated our initial public offering of 6,500,000 units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $65,000,000. On August 24, 2016, simultaneously with the consummation of such offering, we completed a private placement of an aggregate of 7,650,000 warrants to our sponsor, generating gross proceeds of $3,825,000.

The underwriters exercised their over-allotment option in part and, on September 28, 2016, the underwriters purchased 400,610 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $4,006,100. On September 28, 2016, simultaneously with the sale of such units, we consummated the private sale of an additional 320,488 private placement warrants to our sponsor, generating gross proceeds of $160,244. In connection with the partial over-allotment exercise, certain of our initial shareholders forfeited an aggregate of 166,758 founder shares.

A total of $70,386,222 of the net proceeds from our initial public offering (including the partial exercise of the over-allotment option) and the private placements was deposited in a trust account established for the benefit of our public shareholders.

Initial Business Combination

We will have until August 24, 2017 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such date, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (no later than May 24, 2018 to complete a business combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607, or $0.175 per unit, on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsors five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsors, decide to extend the period of time to consummate our initial business combinations, such sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with an extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% requirement. If the business combination involves more than one target business, the 80%requirement will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses or asset(s), although we have initially focused our search in the energy logistics industry. The determination of whether a target company or assets is attractive for acquisition is based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our security holders, the purchase price, the terms of the sale, our perceived quality of the assets, the financial status or prospects of the company and the likelihood that the transaction will close. We may decide to enter into our initial business combination with a target business that does not meet certain of these factors or guidelines.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers will materially affect our ability to complete our business combination. Our amended and restated articles of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination).

Our executive offices are located at 90 Kifissias Avenue, Maroussi 15125, Athens, Greece and our telephone number is +30 210 876-4858.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this process a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, without an operating history, and the uncertainty relating to our ability to obtain stockholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith, negatively.

We are currently a “foreign private issuer” as defined in Rule 405, but are voluntarily choosing to register and report using domestic forms. We are required to determine our status as a FPI for the 2017 fiscal year as of the last day of our second quarter, or May 31, 2017. On such date, if we no longer qualify as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act), we will then become subject to the U.S. domestic issuer rules as of the first day of our 2018 fiscal year, or December 1, 2017. As a result, should we determine on May 31, 2017 that we are no longer a “foreign private issuer,” after November 30, 2017 we will be subject to the U.S. domestic issuer rules and we will have the option of conducting redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. We expect that we will no longer qualify as a “foreign private issuer” as of May 31, 2017.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior May 31st (the end of our second fiscal quarter), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available for a business combination initially in the amount of $68,661,069 assuming no redemptions and after payment of $1,725,153 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

The Energy Logistics Industry

We were formed to acquire, through a merger, capital stock exchange, asset acquisition or other similar business combination, one or more businesses in the international energy logistics industry which we consider as businesses that support the process of moving energy, in the form of crude oil, natural and liquefied petroleum gas and distilled and specialized products (such as petrochemicals), from production to final consumption throughout the world. To date, our efforts have been limited to organizational activities.

We believe that the international energy logistics industry performs indispensable functions in the supply chain of getting energy from producers to final consumers by moving, storing, distributing petrochemicals or processed petrochemical products. We believe that the needs for energy in today’s global economy are expanding and present opportunities for consolidation and growth in the energy logistics industry. Before the marketplace can consume energy, it must be produced, transported, stored, processed or distilled, transported again and then ultimately distributed. This comprises the largest portion of what is known as the energy midstream industry which processes, stores, markets and transports commodities such as crude oil, distilled products and petrochemicals, natural gas, and natural gas liquids. The midstream provides the vital link between the far-flung crude petroleum producing areas and the population centers where most consumers are located. Additionally, each of these links within the energy chain, particularly terminalling and transportation, is typically fragmented, which our management believes represents a favorable opportunity to consummate a business combination with target companies within the three identified sectors listed below. They include businesses that are part of the following sub-segments of the energy logistics industry:

●	Energy Transportation: transportation of crude oil, gas or refined products by ocean going tanker and gas vessels;

●	Terminalling (Storage): terminalling facilities, on land or at sea, that are used to accumulate, store and distribute various forms of energy and/or petrochemical products; and

●	Pipelines: transportation of crude oil, gas or refined products by pipeline between production areas, refining facilities and storage/distribution terminals.

We cannot assure you that we will be able to locate a target business meeting the criteria described above in these segments or that we will be able to engage in a business combination with a target business on favorable terms.

Maritime Energy Transportation

The transportation of crude oil, gas or refined products by ocean going tanker vessels is an important link in the energy chain. Energy must be transported from producing areas to refineries and then onto locations where consumers reside.

The world oil tanker fleet is divided into two primary categories, crude oil and product/chemical tankers. As indicated below, crude oil tankers carry only crude oil and are very large ocean going vessels, whereas product tankers carry only refined products and are smaller ocean going vessels than crude oil tankers and chemical tankers carry refined products and chemicals. Tanker charterers of wet cargo will typically charter the appropriate sized tanker based on the length of journey, cargo size and port and canal restrictions. Crude oil tankers are typically larger than product tankers. The four major tanker categories with reference to size are:

●	Very Large Crude Carriers, or VLCCs. Tanker vessels that are used to transport crude oil with cargo capacity typically between 200,000 and 320,000 dead weight tons, or dwt, that are more than 300 meters in length. VLCCs are highly automated and their advanced computer systems allow for a minimal crew. The majority of the world’s crude oil is transported via VLCCs.

●	Suezmax. Tanker vessels with cargo capacity typically between 120,000 and 200,000 dwt. These vessels are used in some of the fastest growing oil producing regions of the world, including the Caspian Sea and West Africa. Suezmax tankers are the largest ships able to transit the Suez Canal with a full payload and are capable of both long and short haul voyages.

●	Aframax. Tanker vessels with cargo capacity typically between 80,000 and 120,000 dwt. These tankers carry crude oil and serve various trade routes from short to medium distances mainly in the North Sea, the Mediterranean and Venezuela. These vessels are able to enter a larger number of ports throughout the world as compared to the larger crude oil tankers.

●	Product. Tanker vessels with cargo capacity typically less than 60,000 dwt. Product tankers are capable of carrying refined petroleum products, such as fuel oils, gasoline and jet fuel, as well as various edible oils, such as vegetable and palm oil.

●	Chemical. Specialized tanker vessels with cargo capacity typically ranging from 5,000 to 40,000 dwt. The cargo tanks of these vessels are either coated with specialized coatings such as phenolic epoxy or zinc-based paints, or made from stainless steel. The coating or cargo tank material largely determines what types of cargo a particular tank can carry, with stainless steel tanks being the most resistant to aggressive cargoes such as sulfuric and phosphoric acid.

The world gas tanker fleet is divided into two primary categories, liquid petroleum gas (LPG) vessels and liquefied natural gas (LNG) vessels. We will focus on the LPG vessels which are divided into the following four major LPG vessel categories with reference to size:

●	Very Large Gas Carriers, or VLGCs. The VLGC vessels primarily navigate the long routes from the countries in the Middle East region to Asia and from West Africa to the USA and Europe. The VLGCs primarily carry butane and propane and have a capacity of at least 60,000 m3.

●	Large Gas Carriers, or LGCs. The LGC vessels have a capacity of between 40,000 and 59,999 m3. The principal routes for LGC vessels are from the Black Sea to the USA and from West Africa to the USA. Most of the LGC fleet is employed for transporting ammonia.

●	Medium Gas Carriers, or MGCs. The MGC vessels have a capacity of at least 20,000 m3 and less than 40,000 m3. The MGCs primarily navigate intra-European routes and in the Gulf of Mexico, but also operate from the Arabian Gulf to Asia.

●	Small Gas Carriers, or SGCs. The SGC vessels have a capacity of more than 5,000 m3 and less than 20,000 m3. SGCs primarily operate on short distances and often carry olefins.

Terminalling (Storage)

Petroleum terminals are land or sea based facilities that receive, store and re-deliver bulk quantities of crude oil, gasoline and other light petroleum products via pipelines, sea vessels or trucks. These facilities, which are used to store energy before or after it is refined and distributed to consumers, are a vital link in the energy chain. We believe there are several areas in the world where opportunities to locate and identify potential target businesses in terminalling exist. The acquisition of terminals either close to production or consumption areas creates economies of scale, minimizes transportation costs and enables more efficient distribution of energy to end users. These factors present attractive opportunities for consolidation and growth in the following:

●	areas of great shipping traffic such as Gibraltar, Fujairah and Singapore, where the demand for bunkering (supplying another vessel with fuel) has increased over the years and we believe will continue to increase in the future;

●	areas with numerous small product streams that are accumulated for shipment, such as the Black Sea, the Baltic Sea, the Arctic and the Caribbean; and

●	areas with poor distribution infrastructure and storage capacities, including a majority of the world’s emerging and developing markets where the demand for energy has left these markets behind other industrial regions, such as South America, India and China.

Pipelines

Industries in the Pipeline Transportation subsector use transmission pipelines to transport crude oil, natural gas and refined petroleum products. Pipelines move crude oil from oil fields on land and offshore to refineries where it is turned into fuels and other products, then from the refineries to terminals where fuels are trucked to retail outlets. Pipelines operate 24 hours a day, seven days a week. They connect producing areas to refineries and chemical plants while delivering the products consumers and businesses need, where they need them, when they need them.

Pipelines are identified based on the products transported (i.e., pipeline transportation of crude oil, natural gas, refined petroleum products, and other products). According to pipeline operators, in the United States alone, there were 199,243 miles of liquids pipeline in operation with 66,649 miles devoted to crude oil, 61,681 miles transporting refined petroleum products (gasoline, diesel, jet fuel, etc.) and 65,595 miles delivering gas liquids (propane, ethane, butane, etc.).

Pipelines are among the safest, most cost-effective and efficient was to deliver energy liquids and, because most are buried, they are largely unseen. A barrel of crude oil or petroleum products reaches its destination safely over 99.999% of the time. Delivering crude oil by pipeline can cost on a per barrel basis as little as half of other modes of transportation. Lower costs applied to the billions of barrels of crude oil and petroleum products flowing across pipelines makes them the most efficient means of energy transportation. It is these inherent safety, cost and efficiency characteristics of pipelines that provide an ongoing opportunity for pipeline growth in the continuous quest to connect supply areas to demand locations.

Government, Environmental and Other Regulations

Government regulations and laws will significantly affect the ownership and operation of energy related onshore facilities or vessels. If we consummate our initial business combination within the international energy logistics industry we may become subject to international conventions, national, state and local laws and regulations in force in the countries in which any of the onshore facilities, assets or vessels we acquire may operate or be located or registered and compliance with such laws, regulations and other requirements may entail significant expense.

We believe that the heightened levels of environmental and quality concerns among insurance underwriters, regulators and charterers have led to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using stock or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

There is no current basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Origination and Sourcing of Target Business Opportunities

We believe our management team’s extensive target sourcing and transaction experience, including in connection with two previous blank check companies, along with relationships with intermediaries and companies, provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our board and management team have developed a broad network of contacts and corporate relationships around the world. This network has been developed over the course of an aggregate of over 30 years, in the case of our co-Chief Executive Officers.

We expect that the management team’s network of existing contacts and relationships will continue to deliver a flow of potential platform and add-on acquisition opportunities which are proprietary or where a limited group of established, credentialed buyers have been invited to participate in the sale process. Our officers and directors, as well as their affiliates, also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors

In addition, target business candidates are brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our executive officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. All of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Selection of a target business and structuring of our initial business combination

NASDAQ rules provide that our initial business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the trust account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from independent investment banking firm that is a member of FINRA or a qualified independent accounting firm with respect to the satisfaction of such criteria. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we are not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that is owned or acquired by the post-transaction company is what will be valued for purposes of the 80% requirement. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct a thorough due diligence review which will encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of business diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve our initial business combination

For so long as we are deemed to be a foreign private issuer, we will conduct redemptions in accordance with the SEC’s tender offer rules. However, if we are not a foreign private issuer, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Marshall Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, shareholder approval would be required for our initial business combination (unless we are deemed to be a foreign private issuer at such time) if, for example:

●	we issue common stock that will be equal to or in excess of 20% of the number of shares of our common stock then outstanding;

●	any of our directors, officers or substantial shareholders (as defined by NASDAQ rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted purchases of our securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.20 per public share (subject to increase of up to an additional $0.175 per unit in the event that our sponsors elect to extend the period of time to consummate a business combination, as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement, or whether we will be deemed to be a foreign private issuer (in which case we would be required to conduct a tender offer under SEC rules rather than seeking shareholder approval). Asset acquisitions and stock purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock (unless we are deemed to be a foreign private issuer at such time) or seek to amend our amended and restated articles of incorporation would require shareholder approval.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

For so long as we are deemed to be a foreign private issuer, we will conduct redemptions in accordance with the SEC’s tender offer rules.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated articles of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. In such case, our initial shareholders have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. As a result, we would need only 2,356,452, or 36.25%, of the 6,900,610 public shares outstanding to be voted in favor of our initial business combination in order to have such transaction approved (assuming the over-allotment option is not exercised). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of a business combination.

Our amended and restated articles of incorporation provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof.

Limitation on redemption upon completion of our initial business combination if we seek shareholder approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 26% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms.

By limiting our shareholders’ ability to redeem no more than 26% of the public shares, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report).

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by August 24, 2017, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (no later than May 24, 2018). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607, or $0.175 per unit, on or prior to the date of the applicable deadline, for each three month extension. In the event that we receive notice from our sponsors five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsors, decide to extend the period of time to consummate our initial business combinations, such sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with an extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied.

Redemption of public shares and liquidation if no initial business combination

Our executive officers and directors have agreed that we will have only until August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), to complete our initial business combination. If we are unable to complete our initial business combination within the applicable time period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the applicable time period.

Our initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report). However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable time period.

Our executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial shareholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $491,000 of proceeds held outside the trust account (as of November 30, 2016), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and not released to us to fund working capital expenses, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.20 (or such higher amount then held in trust). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.20 (or such higher amount then held in trust). These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Tsirigakis and Syllantavos have agreed that they will be jointly liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Tsirigakis and Syllantavos will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Messrs. Tsirigakis and Syllantavos would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or working capital expenses, and Messrs. Tsirigakis and Syllantavos assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.20 per share (or such higher amount then held in trust).

We will seek to reduce the possibility that Messrs. Tsirigakis and Syllantavos will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Tsirigakis and Syllantavos will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $491,000 from the proceeds of our initial public offering (as of November 30, 2016) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

Under the BCA, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), may be considered a liquidation distribution under Marshall Islands law. If a corporation complies with certain procedures set forth in Section 105 of the BCA intended to ensure that it makes reasonable provision for all claims against it, including a period of between six months and three years (which may be extended under certain circumstances) during which third party claims can be brought against the corporation before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following May 24, 2018 in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Furthermore, if the pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), is not considered a liquidation distribution under Marshall Islands law and such redemption distribution is deemed to be unlawful, then pursuant to Section 100 of the BCA, the statute of limitations for claims of creditors could then be three years (which may be extended under certain circumstances) after the unlawful redemption distribution. If we are unable to complete our business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes or working capital expenses and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 24, 2018, and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 106 of the BCA with respect to giving published notice to third party claimants or creditors, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the three years (which may be extended under certain circumstances) following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share (or such higher amount then held in trust) to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), (ii) in connection with a shareholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Articles of Incorporation

Our amended and restated articles of incorporation contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated articles of incorporation relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our initial shareholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated articles of incorporation provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) or (2) provide our shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by August 24, 2017 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of 65% of our common stock. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated articles of incorporation provide that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our shareholders at a duly held shareholders meeting.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that Messrs. Tsirigakis and Syllantavos or any other members of our management devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process, but we expect that they will devote approximately 20 hours a week on average to our affairs.

Periodic Reporting and Financial Information

We registered our units, common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP, however, they may alternatively be prepared in accordance with International Financial Reporting Standards (IFRS). We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with either GAAP or IFRS or that the potential target business will be able to prepare its financial statements in accordance with either GAAP or IFRS. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending November 30, 2017 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior May 31st , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1a. Risk Factors

You should carefully consider all of the following risk factors and all the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under the laws of the Republic of Marshall Islands or NASDAQ rules or if we decide to hold a shareholder vote for business or other reasons. For instance, NASDAQ rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were not a foreign private issuer and were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares and we were not a foreign private issuer, we would seek shareholder approval of such business combination. However, except as required by law or NASDAQ rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval, or whether we will be deemed to be a foreign private issuer (in which case we would be required to conduct a tender offer under SEC rules rather than seeking shareholder approval). Accordingly, we may consummate our initial business combination even if holders of a majority of the outstanding shares of our common stock do not approve of the business combination we consummate.

If we seek shareholder approval of our initial business combination, after approval of our board, our initial shareholders have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Unlike other blank check companies in which the initial shareholders agree to vote their founder shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial business combination, after approval of our board, our initial shareholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our initial shareholders own 22.2% of our outstanding shares of common stock as of the date hereof. As a result, we would need only 2,356,452 or 36.25% of the 6,900,610 public shares to be voted in favor of our initial business combination in order to have such transaction approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our initial shareholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval (unless shareholder approval is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons), public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Third party financing may not be available to us. Furthermore, raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our executive officers and directors have agreed that we must complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law.

Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until August 24, 2017 to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by such date, we may extend the period of time to consummate a business combination up to three times, each by an additional three months (for a total of up to 21 months, or by May 24, 2018, to complete a business combination). In order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees must deposit into the trust account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607, or $0.175 per unit, prior to the applicable deadline for each three month extension. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described herein. The letter agreement with our initial shareholders contains a provision pursuant to which our sponsors have agreed to waive their right to be repaid for such loans out of the funds held in the trust account (except from any interest that we are permitted to withdraw as described herein) in the event that we do not consummate a business combination. However, we may repay such loans from funds held outside of the trust account from interest permitted to be withdrawn. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with an extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a public shareholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a public shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a public shareholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such shareholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination) is not completed for any reason, compliance with Marshall Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond August 24, 2017 (or May 24, 2018 if we fully extend the period of time to consummate a business combination) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means that we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 26% of our common stock, you will lose the ability to redeem all such shares in excess of 26% of our common stock.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated articles of incorporation provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 26% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 26% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust), on our redemption, and our warrants will expire worthless.

We have encountered, and will continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek shareholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until August 24, 2017 (or until May 24, 2018 if we fully extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We believe that, as of November 30, 2016, the funds available to us outside of the trust account ($491,000), are sufficient to allow us to operate until August 24, 2017 (or until May 24, 2018 if we fully extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $491,000 as of November 30, 2016 are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.20 per share (or such higher amount then held in trust) on our redemption of our public shares, and our warrants will expire worthless.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Although these charges may be non-cash items and would not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Shareholders may be liable for claims of third party creditors to the extent you receive distributions in a dissolution.

Under Republic of the Marshall Islands law, shareholders might, in certain circumstances, be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If we complied with the procedures set forth in Section 106 of the BCA, which are intended to ensure that we make reasonable provision for all claims against us, including a six month notice period during which any third-party claims can be brought against us before any liquidating distributions are made to shareholders, any liability of a shareholder with respect to a liquidating distribution should be limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder should be barred after the period set forth in such notice. However, it is our intention to make liquidating distributions to our shareholders as soon as reasonably possible after dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution and any such liability of our shareholders will likely extend beyond the third anniversary of such dissolution or the settlement of claims, litigation or proceedings begun prior to or during the three year period. Accordingly, third parties may seek to recover from our shareholders amounts owed to them by us.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share (or such higher amount then held in trust).

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the three years (which may be extended under certain circumstances) following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per share initially held in the trust account (or such higher amount then held in trust), due to claims of such creditors. Messrs. Tsirigakis and Syllantavos have agreed that they will be jointly liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Tsirigakis and Syllantavos will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Tsirigakis or Mr. Syllantavos has sufficient funds to satisfy their indemnity obligations and, therefore, Messrs. Tsirigakis and Syllantavos may not be able to satisfy those obligations. We have not asked Mr. Tsirigakis or Mr. Syllantavos to reserve for such eventuality. We believe the likelihood of Messrs. Tsirigakis and Syllantavos having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of Messrs. Tsirigakis and Syllantavos, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share (or such higher amount then held in trust) or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or working capital expenses, and Messrs. Tsirigakis and Syllantavos assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share (or such higher amount then held in trust).

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments, and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may not hold an annual meeting of shareholders until after our consummation of a business combination.

Unless otherwise required by law or the Nasdaq Capital Market, or we decide for other business or legal reasons, we do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination. The applicable laws of the Marshall Islands do not require companies to hold a meeting of shareholders every year. In accordance with the Nasdaq Capital Market rules, a newly listed company not previously subject to a requirement to hold an annual meeting is required to hold its first annual meeting within one year after its first fiscal year-end following listing, unless such company is a foreign private issuer. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management.

Also, because do not currently intend to hold an annual meeting of shareholders until after we consummate a business combination, we may not be in compliance with Section 64 of the BCA. Therefore, if our shareholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by the holders of not less than 10% of the shares entitled to vote in an election of directors may, in writing, demand the call of a special meeting specifying the time thereof, which shall not be less than two (2) nor more than three (3) months from the date of such call in accordance with Section 64(3) of the BCA.

We have not registered the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registered the shares of common stock issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than thirty (30) days after the closing of our initial business combination, to use our best efforts to file a registration statement under the Securities Act covering such shares and no later than ninety (90) days after the closing of our initial business combination to have a current prospectus relating to the common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. Notwithstanding the above, if our common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares under blue sky laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register the founder shares, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the shares of common stock issuable upon exercise of the private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We seek to complete a business combination with an operating company in the international energy logistics industry, but may also pursue acquisition opportunities in other industries, except that we will not, under our amended and restated articles of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a potential business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

We may seek investment opportunities in industries outside of the international energy logistics industry (which industries may or may not be outside of our management’s area of expertise).

Although we are focused on identifying business combination candidates in the international energy logistics industry, and we are not initially actively seeking to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of such sectors if a business combination candidate is presented to us and we determine that such candidate offers an attractive investment opportunity for our company or we are unable to identify a suitable candidate in such sectors after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our company than a direct investment, if an opportunity were available, in a business combination candidate.

In the event we elect to pursue an investment outside of the international energy logistics industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the energy logistics industry would not be relevant to an understanding of the business that we elect to acquire.

Although we have identified general guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general guidelines.

Although we have identified general guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to obtain shareholder approval of our initial business combination if the target business does not meet our general guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

We may seek investment opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking or accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, any one of which would dilute the interest of our shareholders and likely present other risks.

Our amended and restated articles of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 175,858,725 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and the underwriter’s unit purchase option. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a shareholder vote. Our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of existing investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements and take time away from oversight of our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer or proxy statement materials relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a potential business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidates’ key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented to our company or to another entity.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining whether a particular business opportunity should be presented to our company or to another entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated articles of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Members of our management team directly or indirectly own common stock and warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsors, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsors, executive officers and directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders, executive officers and directors will lose their entire investment in us if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Our initial shareholders currently own 2,003,403 shares of common stock (initially purchased by Messrs. Tsirigakis and Syllantavos in January 2016 for an aggregate of $25,000). In addition, Dominium Investments Inc. and Firmus Investments Inc. purchased an aggregate of 7,970,488 private placement warrants, each exercisable for one share of our common stock at $11.50 per share, for a purchase price of $3,985,244, or $0.50 per warrant, that will also be worthless if we do not complete a business combination.

The founder shares are identical to the shares of common stock included in the units being sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsors, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event our business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. However, our sponsors, executive officers and directors, or any of their respective affiliates will not be eligible for any such reimbursement if our business combination is not completed. These financial interests of our sponsors, executive officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the private placement of warrants have provided us with approximately $70,887,000 (including approximately $491,000 held outside the trust as of November 30, 2016) that we may use to complete our initial business combination and pay deferred underwriting commissions being held in the trust account.

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our shareholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated articles of incorporation do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

The provisions of our amended and restated articles of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated articles of incorporation to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated articles of incorporation provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by holders of 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated articles of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the BCA or NASDAQ rules. Our initial shareholders, who collectively beneficially own 22.2%, will participate in any vote to amend our amended and restated articles of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated articles of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated articles of incorporation.

Our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 24, 2017 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes or working capital expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsor, executive officers and directors. Prior to acquiring any securities from our initial shareholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, directors and officers may be amended without shareholder approval.

Our letter agreement with our sponsor, directors and officers contains provisions relating to transfer restrictions of our founder shares and sponsor warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidation distributions from the trust account. This letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to this agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to such agreement. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.20 per share (or such higher amount then held in trust) on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders owns 22.2% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated articles of incorporation. If our initial shareholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsor, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $21.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws and we are unable to effect such registration or qualification, subject to our obligation in such case to use our best efforts to register or qualify the shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were initially offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 6,900,610 shares of our common stock as part of the units offered in our initial public offering, and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 7,970,488 private placement warrants, each exercisable to purchase one share of common stock at $11.50 per share. In addition, we issued a unit purchase option to the underwriters of our initial public offering, pursuant to which the underwriters have the option to purchase 130,000 units consisting of common stock and warrants to purchase an additional 130,000 shares of our common stock. To the extent we issue shares of common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by the initial purchasers or their permitted transferees, (i) they will not be redeemable by us, (ii) they (including the common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of NASDAQ and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot assure you that our securities will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4 per share and our shareholders’ equity would generally be required to be at least $5 million and we will be required to have a minimum of 300 public holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financing reporting standards, or IFRS, depending on the circumstances and the historical financial statements will be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form 8-K announcing the closing our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any May 31 before that time, in which case we would no longer be an emerging growth company as of the following November 30. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending November 30, 2017. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated articles of incorporation may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated articles of incorporation contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business outside of the United States

We may qualify as a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined below) of our shares of common stock or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Our actual PFIC status for our taxable year ending November 30, 2016 may depend on whether we qualify for the PFIC start-up exception. Since we did not complete our initial business combination by the end of our taxable year ending November 30, 2016, we likely will be a PFIC for such taxable year unless we complete our initial business combination before the end of our taxable year ending November 30, 2017 and are not treated as a PFIC for either of our taxable years ending November 30, 2017 or November 30, 2018. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable “qualified electing fund” election, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The discussion below of the U.S. federal income tax consequences to “U.S. Holders” will apply to a beneficial owner of our securities that is for U.S. federal income tax purposes (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate whose income is includible in gross income for U.S. federal income tax purposes regardless of its source; or (iv) a trust if (A) a U.S. court can exercise primary supervision over the trust’s administration and one or more U.S. persons are authorized to control all substantial decisions of the trust, or (B) it has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our initial taxable year ended June 30, 2016. However, pursuant to the PFIC start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. The applicability of the start-up exception to us will not be known until a future time.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark-to-market” election, in each case as described below, such holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants;

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares);

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares or warrants;

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends. A U.S. Holder may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

Alternatively, if a U.S. Holder makes a timely, valid “mark-to-market” election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Notwithstanding the foregoing, U.S. Holders who do not make a timely, valid mark-to-market election for such first taxable year but make a mark-to-market election with respect to a subsequent taxable year may be subject to special tax rules, and the discussion below does not address any mark-to-market election consequences to such U.S. Holders.

If a U.S. Holder makes a timely, valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

Although a determination as to our PFIC status will be made annually, an initial determination that we are a PFIC will generally apply for subsequent years to a U.S. Holder who held ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent years. A U.S. Holder who makes the QEF election discussed above for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) our ordinary shares, however, will not be subject to the PFIC tax and interest charge rules discussed above in respect to such shares. In addition, such U.S. Holder will not be subject to the QEF inclusion regime with respect to such shares for any taxable year of us that ends within or with a taxable year of the U.S. Holder and in which we are not a PFIC. On the other hand, if the QEF election is not effective for each of our taxable years in which we are a PFIC and the U.S. Holder holds (or is deemed to hold) our ordinary shares, the PFIC rules discussed above will continue to apply to such shares unless the holder makes a purging election, as described above, and pays the tax and interest charge with respect to the gain inherent in such shares attributable to the pre-QEF election period.

An investment in our securities may result in uncertain or adverse United States federal income tax consequences.

An investment in our securities may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor made with respect to the purchase price of the unit between the share of common stock and the warrant to purchase one share of common stock included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

An investor may be subject to adverse U.S. federal income tax consequences in the event the Internal Revenue Service (“IRS”) were to disagree with the U.S. federal income tax consequences described herein.

We have not sought a ruling from the IRS as to any U.S. federal income tax consequences described in our public filings. The IRS may disagree with the descriptions of U.S. federal income tax consequences contained therein, and its determination may be upheld by a court. Any such determination could subject an investor or our company to adverse U.S. federal income tax consequences that would be different than those described herein. Accordingly, each prospective investor is urged to consult a tax advisor with respect to the specific tax consequences of the acquisition, ownership and disposition of our shares of common stock and units, including the applicability and effect of state, local or non-U.S. tax laws, as well as U.S. federal tax laws.

A majority of our directors and officers lives outside the United States and all of our assets may be located outside the United States after our initial business combination; therefore investors may not be able to enforce federal securities laws or their other legal rights.

All of our directors and officers, and their assets, are located outside of the United States. As a result, you may have difficulty serving legal process within the United States upon us or any of these persons. You may also have difficulty enforcing, both in and outside the United States, judgments you may obtain in U.S. courts against us or these persons in any action, including actions based upon the civil liability provisions of U.S. Federal or state securities laws. You may also have difficulty bringing an original action in the appropriate court of the Marshall Islands or any other foreign jurisdiction in which our directors or officers may reside to enforce liabilities against us or any person based upon the U.S. federal securities laws.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States. We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in our initial public offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our shares of common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may adversely affect our operations.

After our initial business combination, substantially all of our assets will likely be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. The economies in developing countries differ from the economies of most developed countries in many respects. For the most part, such economies have grown at a rate in excess of the United States; however (1) such economic growth has been uneven, both geographically and among various sectors of the economy and (2) such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system.

The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in developing countries are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

We may re-incorporate in another jurisdiction in connection with a business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with a business combination, we may relocate the home jurisdiction of our business from the Republic of the Marshall Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

If the company we acquire is in breach of any environmental regulations or has not obtained necessary certificates or permits will negatively affect our profitability.

The company we acquire, or any of its subsidiaries, as part of our business combination we shall ensure to have all material permits, licenses, certificates or other authorizations necessary for the conduct of our operations currently in force. However, there can be no assurance that any company we may acquire will be in such compliance at the time of the business combination or that we will have or maintain all such material permits, licenses, certificates or other authorizations. Moreover, additional legislation or regulation applicable to the operation of our vessels that may be implemented in the future could negatively affect our profitability.

We face risks related to companies in the maritime transport industry.

Messrs. Tsirigakis and Syllantavos were founders, officers and directors of two prior blank check companies, each of which consummated a business combinations with a company in the maritime transport industry. Business combinations with companies in the maritime transport industry, including target companies such as the ones previously acquired by our management, entail special considerations and risks, in particular with tanker vessels which may carry crude oil, petroleum products or liquefied gases. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	if our business involves the ownership of tanker vessels, such vessels could be arrested by maritime claimants, which could result in the interruption of business and have an adverse effect on revenue and profitability;

●	governments could requisition vessels during a period of war or emergency, resulting in a loss of earnings;

●	if we experience a catastrophic loss and our insurance is not adequate to cover such loss, it could have a material adverse effect on our operations;

●	the dangers inherent in the transporting of energy could cause disruptions and could expose us to potentially significant losses, costs or liabilities;

●	the maritime transport of energy industry is subject to intense governmental regulation;

●	we may incur significant costs in complying with environmental, safety and other governmental regulations and our failure to comply with these regulations could result in the imposition of penalties, fines and restrictions on our operations;

●	our operations may harm the environment;

●	inherent in our operations may be hazards which require continual oversight and control;

●	conservation measures and technological advances could reduce demand for oil and gas;

●	political instability could harm our business;

●	our business may be subject to foreign currency risks;

●	charterhire rates for tanker vessels are volatile and remain significantly below their high in 2008, which may have an adverse effect on our revenues, earnings and profitability and our ability to comply with our loan covenants;

●	an over-supply of tanker vessels capacity may affect or depress charter rates and, in turn, adversely affect our profitability;

●	the market values of our vessels may decrease, which could limit the amount of funds that we can borrow or cause us to breach certain covenants in our credit facilities and we may incur a loss if we sell vessels following a decline in their market value;

●	a further economic slowdown or changes in the economic and political environment in the Middle East region may have a material adverse effect on our business, financial condition and results of operations;

●	the current state of global financial markets and current economic conditions may adversely impact our ability to obtain additional financing on acceptable terms which may hinder or prevent us from expanding our business;

●	charterers have been placed under significant financial pressure, thereby increasing our charter counterparty risk;

●	acts of piracy on ocean-going vessels may have an adverse effect on our business;

●	political instability, terrorist attacks and international hostilities can affect the seaborne transportation industry, which could adversely affect our business;

●	our revenues may be subject to seasonal fluctuations, which could affect our operating results and our ability to pay dividends, if any, in the future;

●	rising fuel prices may adversely affect our profits;

●	we would be subject to international safety regulations and the failure to comply with these regulations may subject us to increased liability, may adversely affect our insurance coverage and may result in our vessels being denied access to, or detained in, certain ports;

●	we would be subject to complex laws and regulations, including environmental regulations that can adversely affect the cost, manner or feasibility of doing business;

●	increased inspection procedures and tighter import and export controls could increase costs and disrupt our business;

●	maritime claimants could arrest one or more of our vessels, which could interrupt our cash flow;

●	governments could requisition our vessels during a period of war or emergency, resulting in a loss of earnings;

●	in the highly competitive international shipping industry, we may not be able to compete for charters with new entrants or established companies with greater resources and, as a result, we may be unable to employ our vessels profitably; and

●	risks associated with operating ocean-going vessels could affect our business and reputation, which could adversely affect our revenues and stock price.

Any of the foregoing could have a negative adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the maritime transport industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We face risks related to companies in the energy storage industry.

Business combinations with companies in the energy storage industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	our customers may experience significant interruptions, which could harm our business;

●	our financial results could depend on the market fundamentals surrounding the price volatility and supply of and demand for crude oil, petroleum products and chemicals, among other factors;

●	we might depend on a relatively limited number of customers for a significant portion of our revenues;

●	the carrying values of our terminals may be impaired and could be required to recognize non-cash charges in future periods;

●	our operations may be subject to operational hazards and unforeseen interruptions, including interruptions from hurricanes, floods or earthquakes, for which we may not be adequately insured;

●	if our services agreements are terminated and we are unable to secure comparable alternative arrangements, our business, financial condition and results of operations could be harmed;

●	we may experience competition from other terminals that are able to supply our customers with comparable logistics and storage capacity at a lower price;

●	any reduction in the capability of our customers to utilize third-party pipelines and railroads that interconnect with our terminals or to continue utilizing them at current costs could cause a reduction of volumes transported through our terminals;

●	our facilities may have been in service for many years, which could result in increased maintenance expenditures or remediation projects, which could adversely affect our business, results of operations and financial condition;

●	we may incur significant costs and liabilities in complying with environmental, health and safety laws and regulations, which are complex and frequently changing;

●	we could incur significant costs and liabilities in responding to contamination that occurs at our facilities;

●	we could incur substantial costs or disruptions in our business if we cannot obtain or maintain necessary permits and authorizations or otherwise comply with health, safety, environmental and other laws and regulations;

●	our operations may be subject to federal and state laws and regulations relating to product quality specifications, and we could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of products we distribute to meet certain quality specifications;

●	mergers among our customers and competitors could result in lower levels of activity at our terminals, thereby reducing the amount of cash we generate; and

●	terrorist attacks aimed at our facilities or surrounding areas could adversely affect our business.

Any of the foregoing could have a negative adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the energy storage industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We face risks related to companies in the energy pipeline industry.

Business combinations with companies in the energy pipeline industry entail special considerations and risks. If we are successful in completing a business combination with such a target business, we will be subject to, and possibly adversely affected by, the following risks:

●	changes in petroleum demand and distribution and weakness in the global economy may adversely affect our business;

●	a significant decline in production at certain refineries served by certain of our pipelines and terminals, or a fundamental change in the primary source of supply of petroleum products to a region, could materially reduce the volume of liquid petroleum products we transport and adversely impact our operating results;

●	competition could adversely affect our operating results;

●	mergers among our customers and competitors could result in lower volumes being shipped on our pipelines and stored in our terminals, thereby reducing the amount of cash we generate;

●	we may incur unknown and contingent liabilities from assets we have acquired;

●	climate change legislation or regulations restricting emissions of “greenhouse gases” or setting fuel economy or air quality standards could result in increased operating costs or reduced demand for the liquid petroleum products and other hydrocarbon products that we transport, store or otherwise handle in connection with our business;

●	environmental regulation may impose significant costs and liabilities on us;

●	existing or future government regulations relating to certain chemicals or additives in gasoline or diesel fuel could require capital expenditures or result in lower pipeline volumes and thereby adversely affect our results of operations and cash flows;

●	terrorist attacks or other security threats could adversely affect our business;

●	our business may be exposed to customer credit risk, and we may not be able to fully protect ourselves against such risk;

●	pipeline operations may be subject to operational hazards and unforeseen interruptions for which we may not be insured or entitled to indemnification; and

●	hurricanes and other severe weather conditions could have a material adverse effect on our business, financial results and cash flow.

Any of the foregoing could have a negative adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the energy pipeline industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive offices are located at 90 Kifissias Avenue, Maroussi 15125, Athens, Greece. The cost for this space is included in the $10,000 per month fee that we pay Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “STLRU,” “STLR” and “STLRW, respectively. Our units commenced public trading on August 19, 2016, and our common stock and our warrants commenced public trading on October 10, 2016.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the period from August 19, 2016 through November 30, 2016.

	Units		Common Stock		Warrants
Year Ended November 30, 2016	Low	High	Low	High	Low	High
August 19, 2016 through September 30, 2016	$9.93	$10.00	-	-	-	-
October 1, 2016 through November 30, 2016	$9.97	$10.30	$9.87	$10.00	$0.10	$0.50

On February 7, 2017 our common stock had a closing price of $10.01, our warrants had a closing price of $0.36 and our units had a closing price of $10.25.

(b) Holders

On February 7, 2017, there was one holder of record of our units, 15 holders of record of our common stock and three holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us” or “we” refer to Stellar Acquisition III Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

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

The issuance of additional shares of our stock in a Business Combination:

●	may significantly dilute the equity interest of our stockholders;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may decrease prevailing market prices for our common stock and/or Warrants.

Similarly, if we issue debt securities, it could result in:

●	a decrease in the prevailing market prices for our common stock and/or Warrants.

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, at November 30, 2016, the Trust Account consisted of US treasury bills yielding interest of approximately 0.4% per annum, with a value of $70,442,615. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through November 30, 2016 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $ 3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds $70,386,222 was deposited in the Trust Account and is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At November 30, 2016, we had approximately $491,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

Until the consummation of the Public Offering, the Company’s only sources of liquidity were an initial purchase of shares of our common stock (“Founder Shares”) for $25,000 by Messrs. Tsirigakis and Syllantavos, and a total of approximately $208,000 loaned by three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. against the issuance of an unsecured promissory note (the “Note”). These loans were non-interest bearing and were paid in full on August 24, 2016 in connection with the closing of the Public Offering.

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

Contractual obligations

At November 30, 2016 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At November 30, 2016, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering”. Offering costs of approximately $3,736,000 consist of underwriters’ discounts of approximately $3,105,000 (including approximately $1,725,000 of which payment is deferred) and approximately $631,000 of professional, printing, filing, regulatory and other costs associated with the Public Offering were charged to additional paid in capital upon completion of the Public Offering in August 2016.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At November 30, 2016, the Company had no material deferred tax assets.

Redeemable common stock

All of the 6,900,610 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such common stock under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital.

At November 30, 2016, 6,293,168 of the 6,900,610 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-Chief Executive Officers (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Prokopios (Akis) Tsirigakis	60	Chairman of the Board, co-Chief Executive Officer and President
George Syllantavos	51	co-Chief Executive Officer, Chief Financial Officer, Secretary and Director
Alexandros Argyros	36	Director
Tiziano Paravagna	32	Director
Eleonora (Liona) Bacha	50	Director

Prokopios (Akis) Tsirigakis has served as our Chairman of the Board of Directors, President and co-Chief Executive Officer since December 2015. From May 2011 until October 2013, Mr. Tsirigakis co-founded and served as Chairman and Co-CEO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. Mr. Tsirigakis has served as the CEO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, since October 2013 and as a Vice President of Dryships, Inc. (Nasdaq: DRYS), which acquired Nautilus Offshore Services Inc., since December 2015. From May 2005 to November 2007, he co-founded and served as Chairman of the Board, Chief Executive Officer and President of, Star Maritime (AMEX:SEA), a blank check company. From November 2007 until February 2011, he was the President and Chief Executive Officer of, Star Bulk Carriers Corp., a dry-bulk ship-owning company and the successor of Star Maritime. From November 2003 until November 2007, he served as Managing Director of Oceanbulk Maritime S.A., a company that operated and managed dry bulk vessels. From November 1998 to November 2007, Mr. Tsirigakis established and served as the Managing Director of Combine Marine Inc., a company providing ship management services to third parties. From 1991 to 1998, Mr. Tsirigakis was the Vice-President and Technical Director of Konkar Shipping Agencies S.A. of Athens, after having served as Konkar’s Technical Director from 1984 to 1991. From 1981 to 1984, Mr. Tsirigakis was the Technical Manager of Konkar’s affiliate, Arkon Shipping Agencies Inc. of New York. From 2011 to 2015, Mr. Tsirigakis served as a director of Ocean Rig UDW Inc. (Nasdaq: ORIG). Mr. Tsirigakis received his Masters Degree (1979) and B.Sc. in Naval Architecture from The University of Michigan, Ann Arbor, USA. We believe Mr. Tsirigakis is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and experience in a prior blank check offering, such as Star Maritime and Nautilus Marine.

George Syllantavos has served as our co-Chief Executive Officer, Chief Financial Officer, Secretary and Director since December 2015. Mr. Syllantavos co-founded in February 2013, and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. Since September 2009, he has been the President, Secretary, Treasurer and sole director of BTHC X, Inc. (OTCBB: BTXI), a company exploring business combination opportunities in the technology sectors. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. He served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp., a dry-bulk ship-owning company. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary and Director of Star Maritime (AMEX:SEA), its predecessor, which was a blank check company. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company’s listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for almost 5 years as an aviation consultant specializing in strategic planning and fleet asset management. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University (USA). We believe Mr. Syllantavos is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and experience in a prior blank check offering, such as Star Maritime and Nautilus Marine.

Alexandros Argyros has served as one of our independent directors since August 2016. Since March 2010, he has been with Axia Ventures Group serving as Managing Director and Head of the firm’s Investment Banking Division. From May 2011 until February 2013, Mr. Argyros served as a Director of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. From early 2009 to March 2010, Mr. Argyros was a director of FiliaGroup, a private equity fund focusing on investments in the Environmental and Alternative Energy sectors. Prior to 2009, he spent seven years, from 2002 to 2009 with Morgan Stanley, three years, from June 2002 to August 2005 with the Global Industrials Group in New York and London and four years, from February 2006 to February 2010 with the Southeastern Europe/Greek coverage team focusing mainly on transactions involving companies, both public and private, in the commercial shipping sector. He currently sits, since 2010 on the Board of Directors of Filia Environmental Industries S.A. and FiliaCom S.A., both private companies active in the Environmental and Alternative Energy fields. Alexandros holds a BA. in Economics from Amherst College (USA). We believe Mr. Argyros is well qualified to serve as a member of the Board due to his investment banking experience with Axia, Morgan Stanley and other international financial institutions.

Tiziano Paravagna has served as one of our independent directors since August 2016. He is Head of Sale and Purchase and Projects department since March 2007 at IFCHOR SA, a major brokerage and advisory company in the maritime industry headquartered in Lausanne, Switzerland. He specializes in putting together large long-period chartering deals of major international charterers and commodity houses, especially Japanese ones, with international ship-owning groups. He created and established the Sale and Purchase and Projects department with offices in Lausanne, Switzerland and Athens, Greece. From 2004 to March 2007, Mr. Paravagna was employed as a Sale & Purchase and Projects broker for Genoa Sea Brokers S.p.A., in Genoa, Italy. Due to the nature of his work, Mr. Paravagna has developed an extensive and valuable network within the energy and transportation sectors. Mr. Paravagna has extensive experience in asset transactions in the energy and transportation sector, while during the last 10 years he has been involved in numerous transactions with an aggregate value exceeding $1.2 billion. Mr. Paravagna holds a Doctorate in Naval Architecture and Engineering from Genoa University (Italy) and was an Erasmus exchange student at Strathclyde University (Glasgow). We believe Mr. Paravagna is well qualified to serve as a member of the Board due to his experience in top management level of one of the most prominent maritime/energy project development and brokering organizations worldwide.

Eleonora (Liona) Bacha has served as one of our independent directors since August 2016. Ms. Bacha founded Hellaschart Ltd. in 2000, where she currently holds the position of Managing Director. Hellaschart is a chartering and brokering company serving charterers, ship owners and terminal operators worldwide. Ms. Bacha was honored with the Lloyds’ List “Shipbroker of the Year 2011” award. Prior to that, since 1990, Ms. Bacha was an executive at Hellastir Shipping Agencies, the exclusive Chartering Partner for Zim Israel Navigation within the Greek market. Ms. Bacha served as secretary of the Greece-Israel Friendship League for 3 years, from 1993 to 1996, while since 1990 she is a member of the Hellenic Shipbrokers Association, where she serves as elected member and vice president of the Board of Directors since March 2015. Since January 2016 she is a member of the W.I.B. (women in business) committee of the Hellenic-American Chamber of Commerce. She is a founding member of the Greek Shipbrokers Shipping Companies Association, a founding member of the Women International Shipping and Trading Association (WISTA), where she served as secretary for 4 years from 1992 to 1996. She is a founding member of the Newbuilding Club, where she served as treasurer from 1988 to 1990 and a member of The Propeller Club of the United States since 1995. Ms. Bacha received her Bachelor in Economics and Political Sciences from Athens University and her Masters in Shipping, Trade and Finance from City University Business School (CASS), London. We believe Ms. Bacha is well qualified to serve as a member of the Board due to her high-level experience in maritime transportation as well as with a multinational organization involved in port and energy facilities infrastructure and development.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Argyros and Paravagna and Ms. Bacha, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Messrs. Tsirigakis and Syllantavos, will expire at the second annual meeting of shareholders. We do not currently intend to hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

We do not currently intend to hold an annual meeting of shareholders until after we consummate a business combination, and thus may not be in compliance with Section 64 of the BCA. Therefore, if our shareholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by the holders of not less than 10% of the shares entitled to vote in an election of directors may, in writing, demand the call of a special meeting specifying the time thereof, which shall not be less than two (2) nor more than three (3) months from the date of such call in accordance with Section 64(3) of the BCA.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Both our audit committee and our compensation committee are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Argyros and Paravagna and Ms. Bacha serve as members of our audit committee. Mr. Argyros serves as chairman of the audit committee. Under NASDAQ listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Argyros and Paravagna and Ms. Bacha are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Argyros qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Argyros and Paravagna and Ms. Bacha. Mr. Paravagna serves as chairman of the compensation committee. We have adopt a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-Chief Executive Officers’ compensation, evaluating their performance in light of such goals and objectives and determining and approving their remuneration (if any) based on such evaluation in executive sessions at which they are not present;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or NASDAQ rules. In accordance with Rule 5605(e)(2) of the NASDAQ rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Argyros and Paravagna and Ms. Bacha. In accordance with Rule 5605(e)(1)(A) of the NASDAQ rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended November 30, 2016 there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics that applies to our officers and directors. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us.

Item 11. Executive Compensation

None of our executive officers, directors or director nominees have received any cash (or non-cash) compensation for services rendered to us. Commencing in August 2016 (which will continue through the earlier of consummation of our initial business combination and our liquidation), we have paid an affiliate of our executive officers a total of $10,000 per month for office space, utilities and secretarial support. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 9, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Astra Maritime Corp. (2)	423,149	4.7%
Dominion Investments Inc. (2)	500,176	5.6%
Magellan Investments Corp. (3)	443,157	4.9%
Firmus Investments Inc. (3)	460,162	5.1%
Prokopios Tsirigakis (2)	923,325	10.2%
George Sylantavos (2)	903,319	10.0%
Alexandros Argyros	12,740
Tiziano Paravanga	9,555
Eleonora (Liona) Bacha	9,555
Boothbay Absolute Return Strategies LP (4)	750,000
All directors and executive officers as a group (5 individuals)	1,858,494	20.6%

(1)	Unless otherwise indicated, the business address of each of the shareholders is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece.

(2)	Mr. Tsirigakis is the sole shareholder of Astra Maritime Corp. and of Dominium Investments Inc. As a result, Mr. Tsirigakis may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Astra Maritime Corp. and by Dominium Investments Inc.

(3)	Mr. Syllantavos is the sole shareholder of Magellan Investments Corp. and of Firmus Investments Inc. As a result, Mr. Syllantavos may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Magellan Investments Inc. and Firmus Investments Inc.

(4)	According to a Schedule 13G filed with the SEC on August 26, 2016 on behalf of Boothbay Absolute Return Strategies LP, a Delaware limited partnership. Boothbay Fund Management, LLC, a Delaware limited liability company, acts as investment manager of Boothbay Absolute Return Strategies LP. Ari Glass is Managing Member of Boothbay Fund Management, LLC. By virtue of these relationships, Boothbay Fund Management, LLC and Mr. Glass may be deemed to have shared voting and dispositive power with respect to the securities owned directly by Boothbay Absolute Return Strategies LP. The business address of this shareholder is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our initial shareholders currently own 2,003,403 shares of common stock. 2,300,000 shares were initially purchased by Messrs. Tsirigakis and Syllantavos in January 2016 for an aggregate of $25,000. In January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 2,099,900 shares to our sponsor and an aggregate of 34,500 shares to our director nominees. In addition, in January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 165,600 shares to our other initial shareholders. In August 2016, our sponsors returned to us, at no cost, an aggregate of 129,839 founder shares, which we cancelled, leaving an aggregate of 2,170,161 founder shares outstanding. In connection with the partial over-allotment exercise in October 2016, certain of our initial shareholders forfeited an aggregate of 166,758 shares of common stock.

Dominium Investments Inc. and Firmus Investments Inc. have purchased an aggregate of 7,970,488 private placement warrants for a purchase price of $0.50 per warrant in private placements that occurred simultaneously with the closings of our initial public offering (including the over-allotment exercise). Each private placement warrant entitles the holder to purchase one share of our common stock at $11.50 per share. Warrants may be exercised only for a whole number of shares of common stock. The private placement warrants (including the common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our executive officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with Nautilus Energy Management Corp., an affiliate of our executive officers, pursuant to which we pay a total of $10,000 per month for office space, utilities and secretarial support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determine which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Three of our sponsors, Firmus Investments Inc., Astra Maritime Corp. and Magellan Investments Corp., loaned us up to $100,000, $75,000 and $75,000, respectively, or up to $250,000 in the aggregate, to be used for a portion of the expenses of our initial public offering. These loans were repaid upon the closing of our initial public offering out of the $725,000 of offering proceeds that was allocated to the payment of offering expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account including interest permitted to be withdrawn as described herein to repay such loaned amounts but no other proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans (including any loans made in connection with the extension of the time available for us to consummate our initial business combination) may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. All other terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement warrants. The holders of the founder shares and private placement warrants have registration rights to require us to register a sale of any of our securities held by them. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include such securities in other registration statements filed by us and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the costs and expenses of filing any such registration statements.

Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our shareholders. A summary of such policies and procedures is set forth below.

Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.

In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

●	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

●	whether there are business reasons for us to enter into the transaction;

●	whether the transaction would impair the independence of an outside director; and

●	whether the transaction would present an improper conflict of interest for any director or executive officer.

Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Argyros and Paravagna and Ms. Bacha are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from December 8, 2015 (date of inception) to November 30, 2016 totaled approximately $53,500. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $53,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from December 8, 2015 (date of inception) to November 30, 2016, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum any fees for tax return services, planning and tax advice for the period from December 8, 2015 (date of inception) to November 30, 2016.

All Other Fees. We did not pay Withum for any other services for the year ended November 30, 2016.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 19, 2016, between the Company and Maxim Group LLC (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Warrant Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Form of Unit Purchase Option between the Company and Maxim Group LLC (5)
10.1	Promissory Note, dated January 15, 2016, issued to Firmus Investments Inc. (2)
10.2	Promissory Note, dated January 15, 2016, issued to Astra Maritime Inc. (2)
10.3	Promissory Note, dated January 15, 2016, issued to Magellan Investments Corp. (2)
10.2	Letter Agreement, dated August 18, 2016, by and among the Company, the initial shareholders and the officers and directors of the Company (1)
10.3	Investment Management Trust Account Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
10.4	Registration Rights Agreement, dated August 18, 2016, between the Company and certain security holders (1)
10.5	Form of Securities Subscription Agreement, dated January 29, 2016, among the Company and certain security holders (2)
10.6	Second Amended and Restated Sponsor Warrant Purchase Agreement, dated August 12, 2016 among the Company and certain security holders (5)
10.7	Form of Indemnity Agreement (4)
10.8	Administrative Services Agreement, dated August 18, 2016, between the Company and Nautilus Energy Management Corp. (1)
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 24, 2016.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 30, 2016.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 28, 2016.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 2, 2016.
(5)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 15, 2016.

STELLAR ACQUISITION III INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Stellar Acquisition III, Inc.

We have audited the accompanying balance sheet of Stellar Acquisition III Inc. (the “Company”), as of November 30, 2016, and the related statements of operations, changes in shareholders’ equity and cash flows for the period from December 8, 2015 (date of inception) to November 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stellar Acquisition III Inc. as of November 30, 2016, and the results of its operations and its cash flows for the period from December 8, 2015 (inception) to November 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ WithumSmith+Brown, PC

New York, New York

February 14, 2017

Stellar Acquisition III Inc.
Balance Sheet

November 30, 2016

Assets
Current assets
Cash	$490,888
Prepaid expenses	32,219
Total current assets	523,107
Cash and investments held in the Trust Account	70,442,615
Total assets	$70,965,722
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$24,750
Accrued liabilities	25,500
Total current liabilities	50,250
Non-current liabilities
Deferred underwriting fees	1,725,153
Total non-current liabilities	1,725,153
Total Liabilities	1,775,403
Common stock subject to possible redemption: 6,293,168 shares (at a redemption value of approximately $10.20)	64,190,314
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,717,009 shares issued and outstanding (excluding 6,293,168 shares subject to redemption)	272
Additional paid-in capital	5,089,922
Accumulated deficit	(90,189)
Total shareholders’ equity	5,000,005
Total liabilities and shareholders’ equity	$70,965,722

See accompanying notes to financial statements.

Stellar Acquisition III Inc.

Statement of Operations

For the period from December 8, 2015 (inception) through November 30, 2016

Revenue	$-
Operating expenses
Formation and operating costs	146,582
Loss from operations	(146,582)

Other income – Trust Account Investment income	56,393

Net loss attributable to common shares	$(90,189)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,093,974
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.04)

See accompanying notes to financial statements.

Stellar Acquisition III Inc.

Statement of Shareholders’ Equity

For the period from December 8, 2015 (inception) through November 30, 2016

	Shares of common stock		Additional Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 8, 2015	—	$—	$—	$—	$—
Shares of common stock issued at $50.00 per share	500	1	24,999	—	25,000
Effect of 4,600 to 1 stock split	2,299,500	229	(229)	—	—
Cancellation of Sponsors’shares	(129,839)	(13)	13	—	—
Sale on August 24, 2016 of 6,500,000 units at $10 per unit,	6,500,000	650	64,999,350	—	65,000,000
Underwriters' discount and offering expenses			(3,543,852)		(3,543,852)
Issuance of 100,000 shares to underwriters as compensation in connection with the initial public offering on August 24, 2016	100,000	10	(10)	—	—
Proceeds from sale of warrants to Sponsors	—	—	3,825,000	—	3,825,000
Proceeds from sale of 400,610 units at $10 per unit due to partial exercise of over-allotment on September 28, 2016	400,610	40	4,006,060	—	4,006,100
Proceeds from sale of warrants to Sponsors due to over-allotment	—	—	160,244	—	160,244
Underwriters’ discount and offering expenses (over-allotment)	—	—	(191,984)	—	(191,984)
Issuance of additional shares to underwriters (over-allotment)	6,164	1	(1)	—	—
Sponsors’ shares cancelled (over-allotment)	(166,758)	(17)	17	—	—
Change in shares subject to redemption	(6,293,168)	(629)	(64,189,685)	—	(64,190,314)
Net loss	—	—	—	(90,189)	(90,189)
Balance at November 30, 2016	2,717,009	$272	$5,089,922	$(90,189)	$5,000,005

See accompanying notes to financial statements.

Stellar Acquisition III Inc.

Statement of Cash Flows

For the period from December 8, 2015 (inception) through November 30, 2016

Cash Flows from Operating Activities
Net loss	$(90,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in prepaid expenses	(32,219)
Increase in accounts payable	24,750
Increase in accrued liabilities	25,500
Net cash used in operating activities	(72,158)
Net cash used in Investing Activities,
Cash deposited in Trust Account	(70,386,222)
Interest income earned on Trust Account	(56,393)
(70,442,615)
Cash Flows from Financing Activities
Proceeds from sale of Sponsors’ shares of common stock	25,000
Proceeds from sale of Public Offering Units, including partial exercise of over-allotment option, net of offering expenses paid	66,995,417
Proceeds from sale of Private Placement Warrants	3,985,244
Payments to related parties (including loans)	(250,535)
Contributions from related parties (including loans)	250,535
Net cash provided by financing activities	71,005,661
Net increase in cash	490,888
Cash at beginning of period	-
Cash at end of period	$490,888

Supplemental Schedule of Non-Cash Financing Activities:
Deferred underwriting fees	$1,725,153
Common stock issued for additional underwriter compensation	$1,061,640
Fair value of unit purchase option issued to underwriter	$781,385

See accompanying notes to financial statements.

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

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

At November 30, 2016, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through November 30, 2016 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

Going Concern Consideration

The Company has until August 23, 2017 to consummate a Business Combination, however, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). The Company's Sponsors or their affiliates or designees have the option, but not the obligation, to extend the time to consummate a Business Combination. The Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607 ($0.175 per unit), on or prior to the date of the applicable deadline, for each three month extension.

As of the date of the issuance of these financial statements, the Company's Sponsors intend to utilize these extensions, as and if necessary, in order to extend the period in which the Company has to complete a Business Combination.

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and co-Chief Executive Officer, and Magellan Investments Corp. and Firmus Investments Inc., affiliated with our co-Chief Executive Officer and Chief Financial Officer. All four companies were incorporated pursuant to the laws of the Republic of the Marshall Islands (the “Sponsors”). The registration statement (the “Registration Statement’) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intends to finance a Business Combination with the net proceeds from the $69,006,100 raised in the Public Offering (Note 3) and the $3,985,244 private placement in each case including the partial exercise of the underwriter’s overallotment option. Upon the closing of the Public Offering and the private placement, $70,386,222 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below.

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations during September 2016. At November 30, 2016, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.4% per annum, with a value of $70,442,615.

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by August 23, 2017 (or by May 23, 2018 if the Company extends the period of time to consummate a Business Combination, in accordance with the terms of the Company’s charter) (subject to the requirements of law).

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

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital purposes. As a result, such shares of common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.20 per public common share ($70,386,222 held in the Trust Account divided by 6,900,610 public common shares), subject to increase of up to an additional $0.175 per unit in the event that the Sponsors elect to extend the period of time to consummate a Business Combination, as described in more detail below.

The Company has until August 23, 2017 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by then, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months, or by May 23, 2018, to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607), or $0.175 per unit, on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At November 30, 2016, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution in Cyprus, which has no deposit insurance. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments:

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs:

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $5,578,000 consisting principally of underwriter discounts of approximately $4,948,000 (including approximately $1,725,000 of which payment is deferred, approximately $1,061,640 from the issuance of stock and approximately $781,000 from the issuance of the unit purchase option) and approximately $631,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Public Offering.

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

Cash and securities held in Trust Account:

At November 30, 2016, the assets held in the Trust Account were comprised of cash and U.S. Treasury Bills.

Income Taxes:

There is, at present, no direct taxation in the Marshall Islands and interest, dividends, and gains payable to the Company are received free of all Marshall Islands taxes. The Company is registered as an “exempted company” pursuant to the Marshall Islands Business Corporations Act (as amended). As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Marshall Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes. As of November 30, 2016, the Company has not commenced operations and thus has no uncertain tax positions.

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. There were no adjustments related to uncertain tax positions recognized during the period December 8, 2015 (inception) to November 30, 2016.

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

Accordingly, at November 30, 2016, 6,293,168 of the 6,900,410 Public Shares were classified outside of permanent equity at its redemption value.

Recent Accounting Pronouncements:

Management does not believe there are any recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on the Company’s financial statements.

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

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

The Company granted the underwriters an overallotment option to purchase an additional 975,000 Units at $10.00 for 45 days following the closing of the Public Offering. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 Units at a price of $10.00 per unit generating additional gross proceeds of $4,006,100. The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering and $80,122 based on a sale of 400,610 Units, following the partial exercise of the underwriters’ overallotment option on September 28, 2016. The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

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

Private Placement Warrants

Upon the closing of the Public Offering on August 24, 2016, the Sponsors paid the Company $3,825,000 in a private placement for the purchase of an aggregate of 7,650,000 Warrants at a price of $0.50 per Warrant (the “Private Placement Warrants”). Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors purchased 320,488 additional Private Placement Warrants for an aggregate price of $160,244. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The purchase price of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

Related Party Loans

As of January 15, 2016, three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., have agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between January and August 2016, the Company borrowed approximately $207,985 under this loan from the three Sponsors. These loans were non-interest bearing and were paid in full on August 24, 2016. Additionally, between January and August 2016 Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers paid for certain expenses related to the Company’s roadshow and offering amounting to $42,550. Nautilus Energy Management Corp. was reimbursed for these expenses in full on August 24, 2016. As of November 30, 2016 there were no outstanding amounts or loans to related parties.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 8, 2015 (inception) through November 30, 2016, the Company paid $34,194 under this agreement.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering, Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company paid an additional underwriting fee of $80,122. The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

The Company sold to the underwriters for $100, an option to purchase up to a total of 130,000 units, exercisable at $11.50 per unit (or an aggregate exercise price of $1,495,000) upon the closing of the Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the Registration Statement and the closing of our initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The units issuable upon exercise of this option are identical to those offered in the Public Offering. The Company accounted for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates the fair value of this unit purchase option is $6.01 per unit (for a total fair value of approximately $781,000) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 37.8% (2) risk-free interest rate of 1.83% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of stock prices of a selection of companies within the energy logistics space, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Arc Logistics Partners LP, Ardmore Shipping Corporation, Blueknight Energy Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., DHT Holdings, Inc., Dorian LPG Ltd., EnLink Midstream, LLC, GasLog Ltd., Genesis Energy LP, Golar LNG Ltd., Kinder Morgan, Inc., Magellan Midstream Partners LP, Navigator Holdings Ltd., Nordic American Tankers Limited, NuStar GP Holdings, LLC, ONEOK Inc., PBF Logistics LP, Scorpio Tankers Inc., StealthGas, Inc., Teekay Tankers Ltd., Tsakos Energy Navigation Limited. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

STELLAR ACQUISITION III INC.

NOTES TO Financial Statements

November 30, 2016

(In United States Dollars)

The Company issued the underwriters, as additional compensation for the Public Offering, 100,000 shares at the close of the Public Offering. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company issued the underwriters, as additional compensation for the Public Offering, another 6,164 shares. The Company accounted for the fair value of these shares, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The shares were issued at an estimated fair value of $1,061,640.

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2016, investment securities in the Company Trust Account consisted of $70,436,078 in United States Treasury Bills and another $939 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 30, 2016 balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of November 30, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
Treasury Securities Due February 9, 2017	$70,441,927	$(5,849)	$70,436,078

NOTE 7 — STOCKHOLDERS’ EQUITY

Stock split:

On January 29, 2016, the Company completed a 4,600 to 1 stock split. All share and per share information contained in the financial statements has been adjusted for this split.

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At November 30, 2016, there were 9,010,177 shares of common stock issued and outstanding, including 6,293,168 shares subject to redemption.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 2016, there were no shares of preferred stock issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 14, 2017	Stellar Acquisition III Inc.

	By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis Title: co-Chief Executive Officer (co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Prokopios (Akis) Tsirigakis	co-Chief Executive Officer and Director	February 14, 2017
Prokopios (Akis) Tsirigakis	(co-Principal Executive Officer)

/s/ George Syllantavos	Chief Financial Officer and Secretary	February 14, 2017
George Syllantavos	(co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alexandros Argyros	Director	February 14, 2017
Alexandros Argyros

/s/ Tiziano Paravagna	Director	February 14, 2017
Tiziano Paravagna

/s/ Eleonora (Liona) Bacha	Director	February 14, 2017
Eleonora (Liona) Bacha

71