Form 10-Q
period 2017-02-28
Stellar Acquisition III Inc.
filed 2017-04-13
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

As of April 10, 2017, 9,010,177 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Stellar Acquisition III Inc.
Table of Contents

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:	1

	Condensed Interim Balance Sheets as of February 28, 2017 (unaudited) and November 30, 2016	1

	Condensed Interim Statements of Operations for the three months ended February 28, 2017 (unaudited) and for the period from December 8, 2015 (inception) through February 29, 2016 (unaudited)	2

	Condensed Interim Statements of Cash Flows for the three months ended February 28, 2017 (unaudited), and for the period from December 8, 2015 (inception) to February 29, 2016 (unaudited)	3

	Notes to Condensed Interim Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Stellar Acquisition III Inc.
Condensed Interim Balance Sheets

	February 28, 2017 (unaudited)	November 30, 2016
Assets

Current assets
Cash	$391,728	$490,888
Prepaid expenses	68,465	32,219
Total current assets	460,193	523,107
Cash and investments held in the Trust Account	70,515,850	70,442,615
Total assets	$70,976,043	$70,965,722
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$55,000	$24,750
Accrued liabilities	17,100	25,500
Total current liabilities	72,100	50,250
Non-current liabilities
Deferred underwriting fees	1,725,153	1,725,153
Total non-current liabilities	1,725,153	1,725,153
Total Liabilities	1,797,253	1,775,403
Common stock subject to possible redemption: 6,292,038 and 6,293,168 shares on February 28, 2017 and November 30, 2016, respectively (at a redemption value of approximately $10.20)	64,178,788	64,190,314
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,718,139 and 2,717,009 shares issued and outstanding on February 28, 2017 and November 30, 2016, respectively (excluding 6,292,038 and 6,293,168 shares on February 28, 2017 and November 30, 2016, respectively subject to redemption)	272	272
Additional paid-in capital	5,101,448	5,089,922
Accumulated deficit	(101,718)	(90,189)
Total shareholders’ equity	5,000,002	5,000,005
Total liabilities and shareholders’ equity	$70,976,043	$70,965,722

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Operations (unaudited)

	Three months ended February 28, 2017	Period from December 8, 2015 (inception) to February 29, 2016

Revenue	$-	$-
Operating expenses
Formation and operating costs	84,764	1,081
Loss from operations	(84,764)	(1,081)

Other income –Trust Account Investment income	73,235	-

Net loss attributable to common shares	$(11,529)	$(1,081)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,717,574	2,300,000
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed interim financial statements..

Stellar Acquisition III Inc.
Condensed Interim Statements of Cash Flows (unaudited)

Cash Flows from Operating Activities	Three months ended February 28, 2017	Period from December 8, 2015 (inception) to February 29, 2016
Net loss	$(11,529)	$(1,081)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Increase in prepaid expenses	(36,246)	-
Increase in accounts payable	30,250	-
Increase in accrued liabilities	(8,400)	-
Net cash (used in)/provided by operating activities	(25,925)	(1,081)
Net cash used in Investing Activities,
Interest income earned on Trust Account	(73,235)	-
Net cash used in investing activities	(73,235)	-
Cash Flows from Financing Activities
Proceeds from sale of Sponsors’ shares of common stock	-	25,000
Deferred offering expenses	-	(93,650)
Contributions from related parties (including loans)	-	77,985
Net cash provided by financing activities	-	9,335
Net (decrease)/increase in cash	(99,160)	8,254
Cash at beginning of period	490,888	-
Cash at end of period	$391,728	$8,254

Accrued deferred offering costs	$-	$16,150

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

At February 28, 2017, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through February 28, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations during September 2016. At November 30, 2016, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.4% per annum, with a value of $70,442,615. At February 28, 2017, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.5% per annum, with a value of $70,515,850.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

The Company has until August 23, 2017 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by then, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months, or by May 23, 2018, to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 (or $0.058 per unit), up to an aggregate of $1,207,607( or $0.175 per unit), on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At February 28, 2017, the Company had outstanding warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

Cash and securities held in Trust Account:

At February 28, 2017 and November 30, 2016, the assets held in the Trust Account were comprised of cash and U.S. Treasury Bills.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of February 28, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

Accordingly, at February 28, 2017 and November 30, 2016, 6,292,038 and 6,293,168, respectively of the 6,900,410 Public Shares were classified outside of permanent equity at their redemption value.

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

The Company’s initial shareholders currently own 2,003,403 shares of common stock, following the partial exercise of the underwriters’ overallotment option on September 28, 2016. In January 2016, 2,300,000 shares were initially purchased by Messrs. Tsirigakis and Syllantavos for an aggregate of $25,000, up to 300,000 of which were subject to forfeiture. In January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 2,099,900 shares to the Sponsors and an aggregate of 34,500 shares to the Company’s director nominees. In addition, in January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 165,600 shares to the Company’s other initial shareholders. In August 2016, the Sponsors returned to the Company, at no cost, an aggregate of 129,839 founder shares, which the Company cancelled, leaving an aggregate of 2,170,161 founder shares outstanding. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors returned to the Company, at no cost, an aggregate of 166,758 founder shares, which the Company cancelled, leaving an aggregate of 2,003,403 founder shares outstanding. The founder shares are identical to the common stock included in the Units sold in the Public Offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below. Our initial shareholders currently own 22.2% of the Company’s issued and outstanding shares of common stock.

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

Private Placement Warrants

Upon the closing of the Public Offering on August 24, 2016, the Sponsors paid the Company $3,825,000 in a private placement for the purchase of an aggregate of 7,650,000 Warrants at a price of $0.50 per Warrant (the “Private Placement Warrants”). Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors purchased 320,488 additional Private Placement Warrants for an aggregate price of $160,244. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The proceeds from the sale of the Private Placement Warrants have been added to the proceeds from the Public Offering held in the Trust Account pending completion of the Business Combination. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

Related Party Loans

As of January 15, 2016, three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., have agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between January and August 2016, the Company borrowed approximately $207,985 under this loan from the three Sponsors. These loans were non-interest bearing and were paid in full on August 24, 2016. Additionally, between January and August 2016, Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers paid for certain expenses related to the Company’s roadshow and offering amounting to $42,550. Nautilus Energy Management Corp. was reimbursed for these expenses in full on August 24, 2016. As of February 28, 2017, there were no outstanding amounts or loans to related parties.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 5, 2015 (inception) through February 28, 2017, the Company paid $64,194 under this agreement, $30,000 of which was for the three months ended February 28, 2017.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2016, investment securities in the Company Trust Account consisted of $70,436,078 in United States Treasury Bills and another $939 held as cash and cash equivalents. As of February 28, 2017, investment securities in the Company Trust Account consisted of $70,514,490 in United States Treasury Bills and another $1,359 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying February 28, 2017 and November 30, 2016 balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of February 28, 2017 and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gains/(Losses)	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of February 28, 2017 (maturing on March 9, 2017)	$70,514,490	$3,522	$70,518,012
U.S. Government Treasury Securities as of November 30, 2016 (maturing on February 9, 2017)	$70,441,927	$(5,849)	$70,436,078

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At February 28, 2017, and November 30, 2016, there were 9,010,177 shares of common stock issued and outstanding, including 6,292,038 and 6,293,168 shares subject to redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At February 28, 2017 and November 30, 2016, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated pursuant to the laws of the Republic of the Marshall Islands on December 8, 2015 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of a public offering (the “Public Offering”) and a sale of Warrants in a private placement that occurred simultaneously with the completion of the Public Offering (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

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

As indicated in the accompanying financial statements, at February 28, 2017, the Trust Account consisted of cash and US treasury bills yielding interest of approximately 0.5% per annum, with a total value of $70,515,850. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through February 28, 2017, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $ 3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds $70,386,222 was deposited in the Trust Account and is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At February 28, 2017, we had approximately $392,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

Contractual obligations

At February 28, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At February 28, 2017, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of February 28, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

At February 28, 2017, 6,292,038 of the 6,900,610 Public Shares were classified outside of permanent equity at redemption value of $10.20 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended November 30, 2016 filed with the SEC on February 14, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 13, 2017

STELLAR ACQUISITION III INC.

By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis
Title: co-Chief Executive Officer and Chairman

By:	/s/ George Syllantavos
Name: George Syllantavos
Title: co-Chief Executive Officer, Chief Financial Officer

