Form 10-Q
period 2017-05-31
Stellar Acquisition III Inc.
filed 2017-07-07
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

+30 (210) 876-4858

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No  ☐

As of June 30, 2017, 9,010,177 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Stellar Acquisition III Inc.
Table of Contents

PART I – FINANCIAL INFORMATION		Page

Item 1.	Financial Statements:	1

	Condensed Interim Balance Sheets as of May 31, 2017 (unaudited) and November 30, 2016	1

	Condensed Interim Statements of Operations for the three months ended May 31, 2017 (unaudited) and 2016 (unaudited) for the six months ended May 31, 2017 (unaudited) and for the period from December 8, 2015 (inception) to May 31, 2016 (unaudited)	2

	Condensed Interim Statements of Cash Flows for the six months ended May 31, 2017 (unaudited), and the period from December 8, 2015 (inception) to May 31, 2016 (unaudited)	3

	Notes to Condensed Interim Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Stellar Acquisition III Inc.
Condensed Interim Balance Sheets

Assets	May 31, 2017 (unaudited)	November 30, 2016
Current assets
Cash	$355,538	$490,888
Prepaid expenses	44,520	32,219
Total current assets	400,058	523,107
Cash and investments held in the Trust Account	70,423,062	70,442,615
Total assets	$70,823,120	$70,965,722
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$81,319	$24,750
Accrued liabilities	21,100	25,500
Total current liabilities	102,419	50,250
Non-current liabilities
Deferred underwriting fees	1,725,153	1,725,153
Total non-current liabilities	1,725,153	1,725,153
Total Liabilities	1,827,572	1,775,403
Common stock subject to possible redemption: 6,274,073 and 6,293,168 shares on May 31, 2017 and November 30, 2016, respectively (at a redemption value of approximately $10.20)	63,995,545	64,190,314
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,736,104 and 2,717,009 shares issued and outstanding on May 31, 2017 and November 30, 2016, respectively (excluding 6,274,073 and 6,293,168 shares on May 31, 2017 and November 30, 2016, respectively subject to redemption)	274	272
Additional paid-in capital	5,284,689	5,089,922
Accumulated deficit	(284,960)	(90,189)
Total shareholders’ equity	5,000,003	5,000,005
Total liabilities and shareholders’ equity	$70,823,120	$70,965,722

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Operations (unaudited)

	Three months ended May 31, 2017	Three months ended May 31, 2016	Six months ended May 31, 2017	Period from December 8, 2015 (inception) to May 31, 2016

Revenue	$-	$-	$-	$-
Operating expenses
Formation and operating costs	310,454	156	395,218	1,237
Loss from operations	(310,454)	(156)	(395,218)	(1,237)

Other income – Trust Account Investment income	127,212	-	200,466	-

Net loss attributable to common shares	$(183,242)	$(156)	$(194,772)	$(1,237)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,718,139	2,300,000	2,717,580	2,300,000
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.07)	$(0.00)	$(0.07)	$(0.00)

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Cash Flows (unaudited)

Cash Flows from Operating Activities	Six months ended May 31, 2017	Period from December 8, 2015 (inception) to May 31, 2016
Net loss	$(194,772)	$(1,237)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Increase in prepaid expenses	(12,301)	-
Increase in accounts payable	56,569	15,000
Increase in accrued liabilities	(4,400)	-
Net cash (used in)/provided by operating activities	(154,884)	13,763
Net cash used in Investing Activities,
Interest income earned on Trust Account	(200,466)	-
Interest withdrawn from Trust Account	220,000	-
Net cash used in investing activities	19,544	-
Cash Flows from Financing Activities
Proceeds from sale of Sponsors’ shares of common stock	-	25,000
Deferred offering expenses	-	(132,350)
Contributions from related parties (including loans)	-	107,985
Net cash provided by financing activities	-	635
Net (decrease)/increase in cash	(135,350)	14,398
Cash at beginning of period	490,888
Cash at end of period	$355,538	$14,398

Accrued deferred offering costs	$-	$15,000

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

At May 31, 2017, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through May 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

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

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations during September 2016. At November 30, 2016, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.4% per annum, with a value of $70,442,615. At May 31, 2017, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.9% per annum, with a value of $70,420,880.

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by August 23, 2017 (or by May 23, 2018 if the Company extends the period of time to consummate a Business Combination, in accordance with the terms of the Company’s charter) (subject to the requirements of law). On March 17, 2017 and May 16, 2017 the Company withdrew $55,000 and $165,000 of interest earned from the Trust Account to pay for working capital expenses, respectively.

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

The Company has until August 23, 2017 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by then, the Company may extend the period of time to consummate a Business Combination up to three times, each by an additional three months (for a total of up to 21 months, or by May 23, 2018, to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 (or $0.058 per unit), up to an aggregate of $1,207,607 (or $0.175 per unit), on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At May 31, 2017, the Company had outstanding warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

Offering Costs:

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs of approximately $5,578,000 consisting principally of underwriter discounts of approximately $4,948,000 (including approximately $1,725,000 of which payment is deferred, approximately $1,061,640 from the issuance of common stock and approximately $781,000 from the issuance of the unit purchase option) and approximately $631,000 of professional, printing, filing, regulatory and other costs have been charged to additional paid in capital upon completion of the Public Offering.

Cash and securities held in Trust Account:

At May 31, 2017 and November 30, 2016, the assets held in the Trust Account were comprised of cash and U.S. Treasury Bills. On March 17, 2017 and May 16, 2017 the Company withdrew $55,000 and $165,000 of interest earned from the Trust Account to pay for working capital expenses, respectively.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of May 31, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

Accordingly, at May 31, 2017 and November 30, 2016, 6,274,073 and 6,293,168, respectively of the 6,900,610 Public Shares were classified outside of permanent equity at their redemption value.

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

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

Stellar Acquisition III Inc.
Notes to Condensed Interim Financial Statements

(unaudited)

Related Party Loans

As of January 15, 2016, three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., have agreed to loan the Company an aggregate of $250,000 against the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. Between January and August 2016, the Company borrowed approximately $207,985 under this loan from the three Sponsors. These loans were non-interest bearing and were paid in full on August 24, 2016. Additionally, between January and August 2016, Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers paid for certain expenses related to the Company’s roadshow and offering amounting to $42,550. Nautilus Energy Management Corp. was reimbursed for these expenses in full on August 24, 2016. As of May 31, 2017, there were no outstanding amounts or loans to related parties.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 5, 2015 (inception) through May 31, 2017, the Company paid $94,194 under this agreement, $30,000 of which was for the three months ended May 31, 2017. For the six months ended May 31, 2017 the Company paid $60,000 under this agreement.

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

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2016, investment securities in the Company Trust Account consisted of $70,436,078 in United States Treasury Bills and another $939 held as cash and cash equivalents. As of May 31, 2017, investment securities in the Company Trust Account consisted of $70,420,880 in United States Treasury Bills and another $2,182 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying May 31, 2017 and November 30, 2016 balance sheets and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of May 31, 2017 and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gains/(Losses)	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of May 31, 2017 (maturing on August 10, 2017)	$70,420,880	$2,448	$70,418,432
U.S. Government Treasury Securities as of November 30, 2016	$70,441,927	$(5,849)	$70,436,078

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At May 31, 2017, and November 30, 2016, there were 9,010,177 shares of common stock issued and outstanding, including 6,274,073 and 6,293,168 shares subject to redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At May 31, 2017 and November 30, 2016, there were no shares of preferred stock issued and outstanding.

NOTE 8 — SUBSEQUENT EVENTS

On June 2, 2017, the board of directors of Stellar Acquisition III Inc. (the “Company”) determined that, as of May 31, 2017 (the end of the Company’s second fiscal quarter), the Company no longer qualified as a “foreign private issuer” as defined in Rule 405 under the Securities Act of 1933, as amended. Until May 31, 2017, the Company qualified as a foreign private issuer but voluntarily chose to comply with the federal securities laws applicable to domestic registrants. Since the Company no longer qualifies as a foreign private issuer, it is subject to, among things, the federal proxy rules under the Securities Exchange Act of 1934, as amended. Accordingly, the Company will have the option of conducting redemptions in connection with the completion of its initial business combination like other domestic blank check companies either pursuant to a shareholder meeting called to approve the business combination or pursuant to a tender offer.

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

As indicated in the accompanying financial statements, at May 31, 2017, the Trust Account consisted of cash and US treasury bills yielding interest of approximately 0.5% per annum, with a total value of $70,515,850. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through May 31, 2017, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $ 3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds, $70,386,222 was deposited in the Trust Account and is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At May 31, 2017, we had approximately $355,538 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

Contractual obligations

At May 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At May 31, 2017, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of May 31, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

At May 31, 2017, 6,274,073 of the 6,900,610 Public Shares were classified outside of permanent equity at redemption value of $10.20 per share.

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

Dated: July 7, 2017

STELLAR ACQUISITION III INC.

By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis
Title: co-Chief Executive Officer

By:	/s/ George Syllantavos
Name: George Syllantavos
Title: co-Chief Executive Officer, Chief Financial Officer

