Form 10-Q
period 2017-08-31
Stellar Acquisition III Inc.
filed 2017-10-11
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of October 9, 2017, 9,010,177 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Stellar Acquisition III Inc.
Table of Contents

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Interim Balance Sheets as of August 31, 2017 (unaudited) and November 30, 2016	1

	Condensed Interim Statements of Operations for the three months ended August 31, 2017 (unaudited) and 2016 (unaudited) for the nine months ended August 31, 2017 (unaudited) and for the period from December 8, 2015 (inception) to August 31, 2016 (unaudited)	2

	Condensed Interim Statements of Cash Flows for the nine months ended August 31, 2017 (unaudited), and the period from December 8, 2015 (inception) to August 31, 2016 (unaudited)	3

	Notes to Condensed Interim Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Stellar Acquisition III Inc.
Condensed Interim Balance Sheets

	August 31, 2017	November 30, 2016
	(unaudited)
Assets
Current assets
Cash	$211,105	$490,888
Prepaid expenses	20,575	32,219
Total current assets	231,680	523,107
Cash and investments held in the Trust Account	70,834,681	70,442,615
Total assets	$71,066,361	$70,965,722
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$87,892	$24,750
Accrued liabilities	20,500	25,500
Unsecured promissory notes - related parties	303,300
Total current liabilities	411,692	50,250
Non-current liabilities
Deferred underwriting fees	1,725,153	1,725,153
Total non-current liabilities	1,725,153	1,725,153
Total Liabilities	2,136,845	1,775,403
Common stock subject to possible redemption: 6,231,961 and 6,293,168 shares on August 31, 2017 and November 30, 2016, respectively (at a redemption value of approximately $10.26 and $10.20, respectively)	63,929,512	64,190,314
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,778,216 and 2,717,009 shares issued and outstanding on August 31, 2017 and November 30, 2016, respectively (excluding 6,231,961 and 6,293,168 shares on August 31, 2017 and November 30, 2016, respectively subject to redemption)	275	272
Additional paid-in capital	5,350,721	5,089,922
Accumulated deficit	(350,992)	(90,189)
Total shareholders’ equity	5,000,004	5,000,005
Total liabilities and shareholders’ equity	$71,066,361	$70,965,722

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Operations (unaudited)

	Three months ended August 31, 2017	Three months ended August 31, 2016	Nine months ended August 31, 2017	Period from December 8, 2015 (inception) to August 31, 2016

Revenue	$-	$-	$-	$-
Operating expenses
Formation and operating costs	234,351	477	629,569	1,714
Loss from operations	(234,351)	(477)	(629,569)	(1,714)

Other income –Trust Account Investment income	168,320	-	368,766	-

Net loss attributable to common shares	$(66,031)	$(477)	$(260,803)	$(1,714)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,736,104	2,300,000	2,723,800	2,300,000
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.02)	$(0.00)	$(0.10)	$(0.00)

See accompanying notes to unaudited condensed interim financial statements.

Stellar Acquisition III Inc.
Condensed Interim Statements of Cash Flows (unaudited)

	Nine months ended August 31, 2017	Period from December 8, 2015 (inception) to August 31, 2016
Cash Flows from Operating Activities
Net loss	$(260,803)	$(1,714)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities
Decrease in prepaid expenses	11,644	-
Increase in accounts payable	63,142	-
Increase in accrued liabilities	(5,000)	33,307
Net cash (used in)/provided by operating activities	(191,017)	31,593
Net cash used in Investing Activities,
Cash deposited in Trust Account	-	(66,300,000)
Interest income earned on Trust Account	(368,766)	-
Interest withdrawn from Trust Account	280,000	-
Net cash used in investing activities	(88,766)	(66,300,000)
Cash Flows from Financing Activities
Proceeds from sale of Sponsors’ shares of common stock	-	25,000
Proceeds from sale of Public Offering Units, net of offering expenses paid	-	63,092,898
Proceeds from sale of Private Placement Warrants	-	3,825,000
Payments to related parties (including loans)	-	(250,535)
Funds from related parties (including loans)	-	250,535
Net cash provided by financing activities	-	66,942,898
Net (decrease)/increase in cash	(279,783)	674,491
Cash at beginning of period	490,888	-
Cash at end of period	$211,105	$674,491
Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting fees	$-	$1,625,000
Common stock issued for additional underwriter compensation	$-	$1,000,000
Fair value of unit purchase option issued to underwriter	$-	$781,385
Funds from related party promissory notes contributed for extension	$303,300	$-
Interest contributed for extension	$99,236	$-

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

At August 31, 2017, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through August 31, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

Going Concern

Following the Company’s announcement on August 24, 2017, regarding the first extension, the Company has until November 23, 2017 to consummate a Business Combination, however, the Company may extend the period of time to consummate a Business Combination up to two more times, each by an additional three months (for a total of up to 21 months or until May 23, 2018 to complete a Business Combination). The Company's Sponsors or their affiliates or designees have the option, but not the obligation, to extend the time to consummate a Business Combination. The Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit), up to an aggregate of $1,207,607 ($0.175 per unit), the “Extension Funds”) on or prior to the date of the applicable deadline, for each three month extension.

As of the date of the issuance of these financial statements, the Company's Sponsors intend to utilize these extensions, as and if necessary, in order to extend the period in which the Company has to complete a Business Combination.

The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 23, 2018.

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and co-Chief Executive Officer, and Magellan Investments Corp. and Firmus Investments Inc., affiliated with our co-Chief Executive Officer and Chief Financial Officer. All four companies were incorporated pursuant to the laws of the Republic of the Marshall Islands (the “Sponsors”). The registration statement (the “Registration Statement’) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intends to finance a Business Combination with the net proceeds from the $69,006,100 raised in the Public Offering (Note 3) and the $3,985,244 private placement in each case including the partial exercise of the underwriter’s overallotment option. Upon the closing of the Public Offering and the private placement, $70,386,222 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. On August 23, 2017, the period of time the Company has to consummate a business combination was extended by three months to November 23, 2017, by increasing the minimum amount in the Trust Account by $402,536, pursuant to the Company’s prospectus in connection with the Company’s initial public offering.

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations during September 2016. At November 30, 2016, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 0.4% per annum, with a value of $70,442,615. At August 31, 2017, the Trust Account consisted of cash and U.S. Treasury Bills yielding interest of approximately 1% per annum, with a value of $70,834,681, including the additional $402,536 related to the first extension.

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by November 23, 2017, given the first extension (or by May 23, 2018 if the Company extends the period of time to consummate a Business Combination, in accordance with the terms of the Company’s charter) (subject to the requirements of law). On March 17, 2017, May 16, 2017 and August 29, 2017, the Company withdrew $55,000, $165,000 and $60,000 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236 of interest was used for the first extension on August 23, 2017.

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

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital purposes. As a result, such shares of common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.20 per public common share ($70,386,222 held in the Trust Account divided by 6,900,610 public common shares), subject to increase of up to an additional $0.175 per unit in the event that the Sponsors elect to extend the period of time to consummate a Business Combination, as described in more detail below. Following the first extension, the minimum amount in the Trust Account is approximately $10.26 per public common share ($70,788,758 held in the Trust Account divided by 6,900,610 public common shares).

Following the first extension the Company has until November 23, 2017 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by then, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months, or by May 23, 2018, to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 (or $0.058 per unit), up to an aggregate of $1,207,607 (or $0.175 per unit), on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At August 31, 2017, the Company had outstanding warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

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

Cash and securities held in Trust Account:

At August 31, 2017 and November 30, 2016, the assets held in the Trust Account were comprised of cash and U.S. Treasury Bills. On March 17, 2017, May 16, 2017 and August 29, 2017, the Company withdrew $55,000, $165,000 and $60,000 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236 of interest was used for the first extension on August 23, 2017.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of August 31, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

Accordingly, at August 31, 2017 and November 30, 2016, 6,231,961and 6,293,168, respectively of the 6,900,610 Public Shares were classified outside of permanent equity at their redemption value.

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

As of August 31, 2017, the outstanding loans to related parties amounted to $303,300.

On August 23, 2017 the Company issued unsecured promissory notes (the “First Extension Notes”) in the aggregate amount of $303,300 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos.

The Sponsors deposited into the Company’s trust account (the “Trust Account”) an aggregate of $303,300 and the Company instructed the trust agent to apply toward the principal held in the Trust Account $99,236 of interest earned on the funds in the Trust Account available for withdrawal, representing an aggregate of $402,536, or $0.058 per public share, as described in the prospectus filed by the Company in connection with the Company’s initial public offering. As a result, the period of time the Company has to consummate a business combination has been extended by three months to November 23, 2017.

The First Extension Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The Sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 5, 2015 (inception) through August 31, 2017, the Company paid $124,194 under this agreement, $30,000 of which was for the three months ended August 31, 2017. For the nine months ended August 31, 2017 the Company paid $90,000 under this agreement.

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

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

Stellar Acquisition III Inc.

Notes to Condensed Interim Financial Statements

(unaudited)

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2016, investment securities in the Company Trust Account consisted of $70,436,078 in United States Treasury Bills and another $939 held as cash and cash equivalents. As of August 31, 2017, investment securities in the Company Trust Account consisted of $70,833,266 in United States Treasury Bills and another $1,415 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying August 31, 2017 and November 30, 2016 balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of August 31, 2017 and November 30, 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gains/(Losses)	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of August 31, 2017 (maturing on October 12, 2017)	$70,833,266	$(4,044)	$70,829,222

U.S. Government Treasury Securities as of November 30, 2016	$70,441,927	$(5,849)	$70,436,078

NOTE 7 — STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At August 31, 2017, and November 30, 2016, there were 9,010,177 shares of common stock issued and outstanding, including 6,231,961 and 6,293,168 shares subject to redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At August 31, 2017 and November 30, 2016, there were no shares of preferred stock issued and outstanding.

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

As indicated in the accompanying financial statements, at August 31, 2017, the Trust Account consisted of US treasury bills yielding interest of approximately 1.0% per annum, with a total value of $70,833,266 and another $1,415 held as cash and cash equivalents.. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through August 31, 2017, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $ 3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds, $70,386,222 was deposited in the Trust Account and is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At August 31, 2017, we had approximately $211,105 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

On August 23, 2017 the Company issued unsecured promissory notes (the “First Extension Notes”) in the aggregate amount of $303,300 to affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. These funds were used to extend the period of time the Company has to consummate a business combination by three months to November 23, 2017.

The First Extension Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The Sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

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

Contractual obligations

At August 31, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At August 31, 2017, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of August 31, 2017, the Company has not commenced operations and thus has no uncertain tax positions.

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

At August 31, 2017, 6,231,961 of the 6,900,610 Public Shares were classified outside of permanent equity at redemption value of approximately $10.26 per share.

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

Dated: October 10, 2017

STELLAR ACQUISITION III INC.

By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis
Title: co-Chief Executive Officer

By:	/s/ George Syllantavos
Name: George Syllantavos
Title: co-Chief Executive Officer, Chief Financial Officer

