Form 10-K
period 2017-11-30
Stellar Acquisition III Inc.
filed 2018-02-12
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

As of May 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on May 31, 2017, as reported on the Nasdaq Capital Market, was $71.7 million.

As of February 8, 2018, there were 9,010,177 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“BCA” are to the Business Corporations Act of the Republic of Marshall Islands;

●	“founder shares” are to the 2,003,403 shares of common stock owned by our initial shareholders;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to certain of our sponsors in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in such offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and members of our management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“sponsors” are to Astra Maritime Corp. and Dominium Investments Inc., each a Republic of Marshall Islands company that is a holding company with no operations, affiliates of Mr. Prokopios (Akis) Tsirigakis, our Chairman of the Board, co-Chief Executive Officer and President, and Magellan Investments Corp. and Firmus Investments Inc., each a Republic of Marshall Islands company that is a holding company with no operations, affiliates of Mr. George Syllantavos, our co-Chief Executive Officer, Chief Financial Officer, Secretary and Director; and

●	“we,” “us,” “company” or “our company” are to Stellar Acquisition III Inc.

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

PART I

Item 1. Business

Introduction

We are a blank check company formed pursuant to the laws of the Republic of the Marshall Islands for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction with one or more operating businesses or assets. We have focused our efforts on seeking and completing an initial business combination with a company that has an enterprise value of between $250 million and $500 million, although a target entity with a smaller or larger enterprise value may be considered. While our efforts in identifying a prospective target business for our initial business combination will not be limited to a particular industry or geographic region, we are initially focusing our search on identifying a prospective target business in the international energy logistics industry.

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

Significant Activities Since Inception

On August 24, 2016, we consummated our initial public offering of 6,500,000 units. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $65,000,000. On August 24, 2016, simultaneously with the consummation of such offering, we completed a private placement of an aggregate of 7,650,000 warrants to our sponsors, generating gross proceeds of $3,825,000.

The underwriters exercised their over-allotment option in part and, on September 28, 2016, the underwriters purchased 400,610 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $4,006,100. On September 28, 2016, simultaneously with the sale of such units, we consummated the private sale of an additional 320,488 private placement warrants to our sponsors, generating gross proceeds of $160,244. In connection with the partial over-allotment exercise, certain of our initial shareholders forfeited an aggregate of 166,758 founder shares.

A total of $70,386,222 of the net proceeds from our initial public offering (including the partial exercise of the over-allotment option) and the private placements was deposited in a trust account established for the benefit of our public shareholders.

On August 24, 2017 and November 24, 2017, we issued unsecured promissory notes (the “Notes”) in the aggregate amount of $303,300 and $301,000, respectively, to our sponsors. The Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of our common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by us in connection with our initial public offering. On each of August 24, 2017 and November 24, 2017, our sponsors deposited cash (equal to the principal amount of the promissory note for such extension) into the Company’s trust account and we also instructed the trust agent to apply interest earned on the funds available for withdrawal toward the principal held in the trust account, representing an aggregate of $402,536, or $0.058 per public share for each extension. As such, we extended the period of time for us to consummate a business combination twice, each for three months, to February 24, 2018. Our sponsors have the option to further extend the period for consummating our business combination and intend to extend such period for another three months prior to May 24, 2018.

Initial Business Combination

We will have until February 24, 2018 to consummate our initial business combination and may extend such period for another three months to May 24, 2018. Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon five days advance notice prior to such deadline, must deposit into the trust account $402,536 ($0.058 per unit), on or prior to February 24, 2018 for another three month extension. In the event that we receive notice from our sponsors five days prior such deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after such deadline announcing whether or not the funds had been timely deposited. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsors, decide to extend the period of time to consummate our initial business combination, such sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with such extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied (as we have done in the extensions in August and November of 2017). If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

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

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% requirement. If the business combination involves more than one target business, the 80% requirement will be based on the aggregate value of all of the target businesses. If our securities are not listed on NASDAQ, we would not be required to satisfy the 80% requirement. However, we intend to satisfy the 80% requirement even if our securities are not listed on NASDAQ at the time of our initial business combination.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsors, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that our initial business combination is fair to our company from a financial point of view.

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

Our executive officers and directors have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination).

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

Until May 31, 2017, we were a “foreign private issuer” as defined in Rule 405, but voluntarily chose to register and report using domestic forms. As of May 31, 2017, we no longer qualified as a “foreign private issuer” (as set forth in Rule 3b-4 of the Exchange Act). As a result, we are subject to the U.S. domestic issuer rules and have the option of conducting redemptions like other blank check companies in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior May 31st (the end of our second fiscal quarter), and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Financial Position

With funds available in our Trust Account for a business combination in the amount of $71,215,856 assuming no redemptions and before payment of $1,725,153 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsors, executive officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsors, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a qualified independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Permitted purchases of our securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsors, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Our sponsors, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsors, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsors, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our sponsors, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsors, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsors, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their shares of common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $10.32 per public share (subject to increase of up to an additional $0.058 per share in the event that our sponsors elect to extend the period of time to consummate a business combination for another three months, as described in more detail in this Report). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have entered into letter agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our business combination.

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

Upon the public announcement of our business combination, we or our sponsors will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsors, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report).

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by February 24, 2018, we may extend the period of time to consummate a business combination by an additional three months (no later than May 24, 2018). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees, upon five days advance notice prior to such deadline, must deposit into the trust account $402,536 ($0.058 per unit) on or prior to the date of such deadline for another three month extension. In the event that we receive notice from our sponsors five days prior to such deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to such deadline. In addition, we intend to issue a press release the day after such deadline announcing whether or not the funds had been timely deposited. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our sponsors, decide to extend the period of time to consummate our initial business combination, such sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with such extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied (as we have done in the extensions in August and November of 2017).

Redemption of public shares and liquidation if no initial business combination

Our executive officers and directors have agreed that we will have only until February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), to complete our initial business combination. If we are unable to complete our initial business combination within the applicable time period we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $50,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the applicable time period.

Our initial shareholders have entered into letter agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report). However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the applicable time period.

Our executive officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (so that we are not subject to the SEC’s “penny stock” rules). Prior to acquiring any securities from our initial shareholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $117,000 of proceeds held outside the trust account (as of November 30, 2017), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes and not released to us to fund working capital expenses, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.32 (or such higher amount then held in trust). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.32 (or such higher amount then held in trust). These claims must be paid or provided for before we make any distribution of our remaining assets to our shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Messrs. Tsirigakis and Syllantavos have agreed that they will be jointly liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.32 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then Messrs. Tsirigakis and Syllantavos will not be responsible to the extent of any liability for such third-party claims. We cannot assure you, however, that Messrs. Tsirigakis and Syllantavos would be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.32 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets other than due to the failure to obtain such waiver, in each case net of the amount of interest which may be withdrawn to pay taxes or working capital expenses, and Messrs. Tsirigakis and Syllantavos assert that they are unable to satisfy their indemnification obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.32 per share (or such higher amount then held in trust).

We will seek to reduce the possibility that Messrs. Tsirigakis and Syllantavos will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Tsirigakis and Syllantavos will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $117,000 from the proceeds of our initial public offering (as of November 30, 2017) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

Under the BCA, shareholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), may be considered a liquidation distribution under Marshall Islands law. If a corporation complies with certain procedures set forth in Section 105 of the BCA intended to ensure that it makes reasonable provision for all claims against it, including a period of between six months and three years (which may be extended under certain circumstances) during which third party claims can be brought against the corporation before any liquidating distributions are made to shareholders, any liability of shareholders with respect to a liquidating distribution is limited to the lesser of such shareholder’s pro rata share of the claim or the amount distributed to the shareholder, and any liability of the shareholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following February 24, 2018 (or May 24, 2018 if we extend such deadline for another three months) in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Furthermore, if the pro rata portion of our trust account distributed to our public shareholders upon the redemption of our public shares in the event we do not complete our business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), is not considered a liquidation distribution under Marshall Islands law and such redemption distribution is deemed to be unlawful, then pursuant to Section 100 of the BCA, the statute of limitations for claims of creditors could then be three years (which may be extended under certain circumstances) after the unlawful redemption distribution. If we are unable to complete our business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the amount of interest which may be withdrawn to pay taxes or working capital expenses and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following May 24, 2018, and, therefore, we do not intend to comply with those procedures. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.

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

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.32 per share (or such higher amount then held in trust) to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), (ii) in connection with a shareholder vote to amend our amended and restated articles of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Articles of Incorporation

Our amended and restated articles of incorporation contain certain requirements and restrictions that apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated articles of incorporation relating to shareholders’ rights or pre-business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our initial shareholders have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated articles of incorporation provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) or (2) provide our shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us) in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated by February 24, 2018 (or by May 24, 2018 if we extend the period of time to consummate a business combination, as described in more detail in this Report), then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. As long as we maintain our status as an emerging growth company, however, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior May 31st , and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We are an early stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are an early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our executive officers and directors have agreed that we must complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination). We may not be able to find a suitable target business and complete our initial business combination by such date. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us, and less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law.

Our sponsors may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until February 24, 2018 to consummate our initial business combination. We extended the period of time to consummate a business combination on August 24, 2017 and November 24, 2017, each by an additional three months. We may extend such period for another three months to May 24, 2018 to complete a business combination. In order to extend the time available for us to consummate our initial business combination, our sponsors or their affiliates or designees must deposit into the trust account $402,536 ($0.058 per unit) prior to such deadline for a three month extension. Any such payments would be made in the form of a loan. The letter agreement with our initial shareholders contains a provision pursuant to which our sponsors have agreed to waive their right to be repaid for such loans out of the funds held in the trust account (except from any interest that we are permitted to withdraw as described herein) in the event that we do not consummate a business combination. However, we may repay such loans from funds held outside of the trust account from interest permitted to be withdrawn. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, we may apply the accrued interest in the trust account or such withdrawn interest to the sponsors’ obligation to loan us money in connection with an extension, and the amount that our sponsors would be obligated to loan us in connection with such extension would be reduced by the amount of interest so applied. Our sponsors and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Marshall Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our sponsors, directors, executive officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsors, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of our common stock that such shareholder properly elected to redeem, subject to the limitations described herein, and (ii) the redemption of our public shares if we are unable to complete an initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination) is not completed for any reason, compliance with Marshall Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond February 24, 2018 (or May 24, 2018 if we further extend the period of time to consummate a business combination) before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust), on our redemption, and our warrants will expire worthless.

We have encountered, and will continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek shareholder approval of our business combination, we make purchases of our common stock, potentially reducing the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 24, 2018 (or until May 24, 2018 if we fully extend the period of time to consummate a business combination), assuming that our initial business combination is not completed during that time. We believe that, as of November 30, 2017, the funds available to us outside of the trust account ($117,000), are sufficient to allow us to operate until February 24, 2018 (or until May 24, 2018 if we fully extend the period of time to consummate a business combination); however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

If the net proceeds of our initial public offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsors or management team to fund our search, to pay our taxes and to complete our business combination.

Of the net proceeds of our initial public offering, only approximately $117,000 as of November 30, 2017 are available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsors, management team or other third parties to operate or may be forced to liquidate. Neither our sponsors, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.32 per share (or such higher amount then held in trust) on our redemption of our public shares, and our warrants will expire worthless.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.32 per share (or such higher amount then held in trust).

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the three years (which may be extended under certain circumstances) following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.32 per share initially held in the trust account (or such higher amount then held in trust), due to claims of such creditors. Messrs. Tsirigakis and Syllantavos have agreed that they will be jointly liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.32 per public share (or such higher amount then held in trust) or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or working capital expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Tsirigakis and Syllantavos will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Tsirigakis or Mr. Syllantavos has sufficient funds to satisfy their indemnity obligations and, therefore, Messrs. Tsirigakis and Syllantavos may not be able to satisfy those obligations. We have not asked Mr. Tsirigakis or Mr. Syllantavos to reserve for such eventuality. We believe the likelihood of Messrs. Tsirigakis and Syllantavos having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our directors may decide not to enforce the indemnification obligations of Messrs. Tsirigakis and Syllantavos, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.32 per share (or such higher amount then held in trust) or (ii) other than due to the failure to obtain such waiver such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes or working capital expenses, and Messrs. Tsirigakis and Syllantavos assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Tsirigakis and Syllantavos to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.32 per share (or such higher amount then held in trust).

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

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

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

Although we have identified general guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these guidelines. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to obtain shareholder approval of our initial business combination if the target business does not meet our general guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

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

Our amended and restated articles of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 175,858,725 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants and the underwriter’s unit purchase option. There are currently no shares of preferred stock issued and outstanding. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However our amended and restated articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated articles of incorporation, like all provisions of our amended and restated articles of incorporation, may be amended with a shareholder vote. Our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable and working capital released to us), divided by the number of then outstanding public shares. The issuance of additional shares of common or preferred stock:

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

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account and our warrants will expire worthless.

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

The founder shares are identical to the shares of common stock included in the units sold in our initial public offering. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

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

On each of August 24, 2017 and November 24, 2017, we issued unsecured promissory notes (the “Notes”) in the aggregate amount of $303,300 and $301,000, respectively, to our sponsors. The Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. Although we have no other commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur additional debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

The net proceeds from our initial public offering and the private placement of warrants, along with the extension related funds and interest generated from trust account funds, have provided us with approximately $71,215,855 (not including approximately $117,000 held outside the trust as of November 30, 2017) that we may use to complete our initial business combination and pay deferred underwriting commissions being held in the trust account.

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

Our amended and restated articles of incorporation do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsors, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

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

Our executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated articles of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by February 24, 2018 (or by May 24, 2018 if we fully extend the period of time to consummate a business combination), unless we provide our public shareholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of the interest which may be withdrawn to pay taxes or working capital expenses) divided by the number of then outstanding public shares. These agreements are contained in letter agreements that we have entered into with our sponsors, executive officers and directors. Prior to acquiring any securities from our initial shareholders, permitted transferees must enter into a written agreement with us agreeing to be bound by the same restriction. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsors, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsors, directors and officers may be amended without shareholder approval.

Our letter agreement with our sponsors, directors and officers contains provisions relating to transfer restrictions of our founder shares and sponsor warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidation distributions from the trust account. This letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to this agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to such agreement. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.32 per share (or such higher amount then held in trust) on the liquidation of our trust account, and our warrants will expire worthless.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders owns 22.2% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated articles of incorporation. If our initial shareholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our common stock. In addition, our board of directors, whose members were elected by our sponsors, is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our business combination.

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

Risks Associated with Acquiring and Operating a Business outside of the United States

We are currently a passive foreign investment company, or “PFIC,” for U.S. federal tax purposes, which could result in adverse U.S. federal income tax consequences to U.S. investors.

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

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder (as defined below) of our shares of common stock or warrants, the U.S. Holder may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Since we did not complete our initial business combination by the end of our taxable year ending November 30, 2017, we were not able to satisfy a certain “start-up” exception to the PFIC rules, and therefore we will be treated as a PFIC since the date of our incorporation. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. In addition, we may not provide timely financial information that would be required for U.S. investors to make a potentially favorable “qualified electing fund” election, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

Because we are a blank check company, with no current active business, we believe that it is likely that we have been treated as a PFIC since the date of our incorporation.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “STLRU,” “STLR” and “STLRW,” respectively. Our units commenced public trading on August 19, 2016, and our common stock and our warrants commenced public trading on October 10, 2016.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal year ended November 30, 2017 and the period from August 19, 2016 through November 30, 2016.

	Units		Common Stock		Warrants
Year Ended November 30, 2017	Low	High	Low	High	Low	High
December 1, 2016 through February 28, 2017	$10.04	$10.35	$9.9	$10.16	$0.19	$0.36
March 1, 2017 through May 31, 2017	$10.25	$10.43	$10.00	$10.20	$0.325	$0.38
June 1, 2017 through August 31, 2017	$10.34	$10.55	$10.00	$10.28	$0.29	$0.47
September 1, 2017 through November 30, 2017	$10.52	$10.58	$10.01	$10.23	$0.31	$0.40

	Units		Common Stock		Warrants
Year Ended November 30, 2016	Low	High	Low	High	Low	High
August 19, 2016 through September 30, 2016	$9.93	$10.00	-	-	-	-
October 1, 2016 through November 30, 2016	$9.97	$10.30	$9.87	$10.00	$0.10	$0.50

On February 8, 2018 our common stock had a closing price of $10.24, our warrants had a closing price of $0.4403 and our units had a closing price of $10.70.

(b) Holders

On February 8, 2018, there was one holder of record of our units, 15 holders of record of our common stock and three holders of record of our warrants.

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

As indicated in the accompanying financial statements, at November 30, 2017, the Trust Account consisted of US treasury bills yielding interest of approximately 1.3% per annum, with a total value of $71,215,004 and another $852 held as cash and cash equivalents. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through November 30, 2017 our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsors for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. On each of August 24, 2017 and November 24, 2017, our sponsors deposited cash (equals to the principal amount of the promissory note for such extension) into the Company’s trust account and we also instructed the trust agent to apply interest earned on the funds available for withdrawal toward the principal held in the trust account, representing an aggregate of $402,536, or $0.058 per public share for each extension. Of the aforementioned proceeds $71,191,294, deposited in the Trust Account is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At November 30, 2017, we had approximately $117,000 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

As of November 30, 2017 the Company had a total outstanding loan of $604,300 owed to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. against the issuance of unsecured promissory notes (the “Notes”). These loans were non-interest bearing and will be paid back in full immediately after the closing of our business combination.

We expect that the Company has sufficient resources to fund its operations up to February 23, 2018 and additional funding to be made in order to extend until May 2018.

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

Contractual obligations

At November 30, 2017, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At November 30, 2017 and 2016, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At November 30, 2017 and 2016, the Company had no material deferred tax assets.

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

At November 30, 2017, 6,192,221 of the 6,900,610 Public Shares were classified outside of permanent equity at redemption value of $10.00 per share.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Prokopios (Akis) Tsirigakis	62	Chairman of the Board, co-Chief Executive Officer and President
George Syllantavos	53	co-Chief Executive Officer, Chief Financial Officer, Secretary and Director
Alexandros Argyros	37	Director
Tiziano Paravagna	39	Director
Eleonora (Liona) Bacha	52	Director

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

George Syllantavos has served as our co-Chief Executive Officer, Chief Financial Officer, Secretary and Director since December 2015. Mr. Syllantavos co-founded in February 2013, and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. From September 2009 to December 2016, he was the President, Secretary, Treasurer and sole director of BTHC X, Inc. (OTCBB: BTXI) and has been serving on the company’s board of directors since its merger with iOra Software Ltd.. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. He served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp., a dry-bulk ship-owning company. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary and Director of Star Maritime (AMEX:SEA), its predecessor, which was a blank check company. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company’s listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for almost 5 years as an aviation consultant specializing in strategic planning and fleet asset management. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University (USA). We believe Mr. Syllantavos is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and experience in a prior blank check offering, such as Star Maritime and Nautilus Marine.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Argyros and Paravagna and Ms. Bacha. Mr. Paravagna serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended November 30, 2017 there were no delinquent filers.

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

Item 11. Executive Compensation

None of our executive officers, directors or director nominees have received any cash (or non-cash) compensation for services rendered to us. Commencing in August 2016 (which will continue through the earlier of consummation of our initial business combination and our liquidation), we have paid an affiliate of our executive officers a total of $10,000 per month for office space, utilities and secretarial support. Our sponsors, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of February 8, 2018 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Astra Maritime Corp. (2)	423,149	4.7%
Dominion Investments Inc. (2)	500,176	5.6%
Magellan Investments Corp. (3)	443,157	4.9%
Firmus Investments Inc. (3)	460,162	5.1%
Prokopios Tsirigakis (2)	923,325	10.2%
George Sylantavos (2)	903,319	10.0%
Alexandros Argyros	12,740	*
Tiziano Paravanga	9,555	*
Eleonora (Liona) Bacha	9,555	*
Boothbay Absolute Return Strategies LP (4)	811,831	9.0%
AQR Capital Management, LLC(5)	800,000	8.9%
Bulldog Investors LLC (6)	679,400	7.5%
Hudson Bay Capital Management, L.P.(7)	625,000	6.9%
All directors and executive officers as a group (5 individuals)	1,858,494	20.6%

*Less than 1%

(1)	Unless otherwise indicated, the business address of each of the shareholders is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece.

(2)	Mr. Tsirigakis is the sole shareholder of Astra Maritime Corp. and of Dominium Investments Inc. As a result, Mr. Tsirigakis may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Astra Maritime Corp. and by Dominium Investments Inc.

(3)	Mr. Syllantavos is the sole shareholder of Magellan Investments Corp. and of Firmus Investments Inc. As a result, Mr. Syllantavos may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Magellan Investments Inc. and Firmus Investments Inc.

(4)

According to a Schedule 13G/A filed with the SEC on February 15, 2017, on behalf of Boothbay Absolute Return Strategies LP, a Delaware limited partnership, Boothbay Fund Management, LLC, a Delaware limited liability company, acts as investment manager of Boothbay Absolute Return Strategies LP. Ari Glass is Managing Member of Boothbay Fund Management, LLC. By virtue of these relationships, Boothbay Fund Management, LLC and Mr. Glass may be deemed to have shared voting and dispositive power with respect to the securities owned directly by Boothbay Absolute Return Strategies LP. The business address of this shareholder is 810 7th Avenue, Suite 615, New York, NY 10019-5818.

(5)	According to a Schedule 13G filed with the SEC on February 13, 2017, on behalf of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and CNH Partners, LLC, each a Delaware limited liability company. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. CNH Partners is deemed to be controlled by AQR Capital Management, LLC. AQR Capital Management, LLC serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company that holds 6.66% of the securities of the issuer owned by AQR Capital Management, LLC. The business address of this shareholder is Two Greenwich Plaza, Greenwich, CT 06830.

(6)	According to a Schedule 13G/A filed with the SEC on January 31, 2017, on behalf of Bulldog Investors LLC, a Delaware limited liability company, Phillip Goldstein, Andrew Dakos and Steven Samuels. Bulldog Investors, LLC is deemed to be the beneficial owner of 679,400 shares of the issuer by virtue its power to direct the vote of, and dispose of, such shares. Such securities are beneficially owned by certain entities over which Messrs. Goldstein, Dakos and Samuels exercise control, including Opportunity Partners LP, Calapasas West Partners LP, Full Value Special Situations Fund LP, Full Value Offshore Fund Ltd., Full Value Partners LP, Opportunity Income Plus Fund LP, and MCM Opportunity Partners LP(collectively, Bulldog Investors Funds). Bulldog Investors Funds may be deemed to constitute a group. All other shares included in the aforementioned 679,400 shares of the issuer owned by Bulldog Investors, LLC (solely by virtue of its power to sell or direct the vote of these shares) are also beneficially owned by clients of Bulldog Investors, LLC who are not members of any group. The business address of this shareholder is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(7)	According to a Schedule 13G filed with the SEC on January 30, 2017, on behalf of Hudson Bay Capital Management, L.P., a Delaware limited partnership and Sander Gerber. Hudson Bay Capital Management, L.P. serves as the investment manager to Hudson Bay Master Fund Ltd., in whose name the securities reported are held, may be deemed to be the beneficial owner of all shares of common stock of the Company held by Hudson Bay Master Fund Ltd. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Hudson Bay Capital Management, L.P. Mr. Gerber disclaims beneficial ownership of these securities. The business address of this shareholder is 777 Third Avenue, 30th Floor, New York, NY 10017.

The table above does not include the shares of common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

 Our initial shareholders currently own 2,003,403 shares of common stock. 2,300,000 shares were initially purchased by Messrs. Tsirigakis and Syllantavos in January 2016 for an aggregate of $25,000. In January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 2,099,900 shares to our sponsors and an aggregate of 34,500 shares to our director nominees. In addition, in January 2016, Messrs. Tsirigakis and Syllantavos collectively transferred an aggregate of 165,600 shares to our other initial shareholders. In August 2016, our sponsors returned to us, at no cost, an aggregate of 129,839 founder shares, which we cancelled, leaving an aggregate of 2,170,161 founder shares outstanding. In connection with the partial over-allotment exercise in October 2016, certain of our initial shareholders forfeited an aggregate of 166,758 shares of common stock.

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

Our sponsors, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsors, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are to be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account, including interest permitted to be withdrawn, to repay such loaned amounts but no other proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans (including any loans made in connection with the extension of the time available for us to consummate our initial business combination) may be convertible into warrants of the post-business combination entity at a price of $0.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. All other terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

 On each of August 24, 2017 and November 24, 2017, we issued unsecured promissory notes (the “Notes”) in the aggregate amount of $303,300 and $301,000, respectively, to our sponsors. The Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. Our sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of our common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by us in connection with our initial public offering. On each of August 24, 2017 and November 24, 2017, our sponsors deposited cash into the Company’s trust account and we also instructed the trust agent to apply interest earned on the funds available for withdrawal toward the principal held in the trust account, representing an aggregate of $402,536, or $0.058 per public share. As such, we extended the period of time for us to consummate a business combination twice, each for three months, to February 24, 2018. Our sponsors have the options to further extend the period for consummating our business combination and intend to extend such period for another three months prior to May 24, 2018.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the fiscal year ended November 30, 2017 and the period from December 8, 2015 (date of inception) to November 30, 2016 totaled approximately $44,000 and $53,500, respectively. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $53,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the fiscal year ended November 30, 2017 and the period from December 8, 2015 (date of inception) to November 30, 2016, we did not pay Withum any audit-related fees.

Tax Fees. We did not pay Withum any fees for tax return services, planning and tax advice for the fiscal year ended November 30, 2017 and the period from December 8, 2015 (date of inception) to November 30, 2016.

All Other Fees. We did not pay Withum for any other services for the fiscal year ended November 30, 2017 and the period from December 8, 2015 (date of inception) to November 30, 2016.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 19, 2016, between the Company and Maxim Group LLC (1)
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Warrant Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Form of Unit Purchase Option between the Company and Maxim Group LLC (5)
10.1	Promissory Note, dated January 15, 2016, issued to Firmus Investments Inc. (2)
10.2	Promissory Note, dated January 15, 2016, issued to Astra Maritime Inc. (2)
10.3	Promissory Note, dated January 15, 2016, issued to Magellan Investments Corp. (2)
10.2	Letter Agreement, dated August 18, 2016, by and among the Company, the initial shareholders and the officers and directors of the Company (1)
10.3	Investment Management Trust Account Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
10.4	Registration Rights Agreement, dated August 18, 2016, between the Company and certain security holders (1)
10.5	Form of Securities Subscription Agreement, dated January 29, 2016, among the Company and certain security holders (2)
10.6	Second Amended and Restated Sponsor Warrant Purchase Agreement, dated August 12, 2016 among the Company and certain security holders (5)
10.7	Form of Indemnity Agreement (4)
10.8	Administrative Services Agreement, dated August 18, 2016, between the Company and Nautilus Energy Management Corp. (1)
10.9	Form of Promissory Note, dated August 24, 2017, issued by the Company to its Sponsors (6)
10.10	Form of Promissory Note, dated November 24, 2017, issued by the Company to its Sponsors (7)
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 24, 2016.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 30, 2016.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 28, 2016.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 2, 2016.
(5)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 15, 2016.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 29, 2017.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 27, 2017.

Item 16.   Form 10-K Summary

Not applicable.

STELLAR ACQUISITION III INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Stellar Acquisition III, Inc.

We have audited the accompanying balance sheets of Stellar Acquisition III Inc.(the ‘‘Company’’), as of November 30, 2017 and 2016 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended November 30, 2017 and the period from December 8, 2015 (date of inception) through November 30, 2016, and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Stellar Acquisition III Inc. as of November 30, 2017 and 2016, and the results of its operations and its cash flows for the year ended November 30, 2017 and the period from December 8, 2015 (date of inception) through November 30, 2016 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements if the Company is unable to complete a Business Combination by February 24, 2018 (or by May 24, 2018 if the Company extends the period of time to consummate a Business Combination), then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, NY

February 9, 2018

Stellar Acquisition III Inc.
Balance Sheets

	November 30, 2017	November 30, 2016
Assets
Current assets
Cash on hand and in Bank	$117,205	$490,888
Prepaid expenses	16,869	32,219
Total current assets	134,074	523,107
Cash and investments held in the Trust Account	71,215,856	70,442,615
Total assets	$71,349,930	$70,965,722
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$124,931	$24,750
Accrued liabilities	12,500	25,500
Unsecured promissory notes - related parties	604,300
Total current liabilities	741,731	50,250
Non-current liabilities
Deferred underwriting fees	1,725,153	1,725,153
Total non-current liabilities	1,725,153	1,725,153
Total Liabilities	2,466,884	1,775,403
Common stock subject to possible redemption: 6,192,221 and 6,293,168 shares on November 30, 2017 and November 30, 2016, respectively (at a redemption value of approximately $10.32 and $10.20, respectively)	63,883,039	64,190,314
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,817,956 and 2,717,009 shares issued and outstanding on November 30, 2017 and November 30, 2016, respectively (excluding 6,192,221 and 6,293,168 shares on November 30, 2017 and November 30, 2016, respectively subject to redemption)	282	272
Additional paid-in capital	5,397,188	5,089,922
Accumulated deficit	(397,463)	(90,189)
Total shareholders’ equity	5,000,007	5,000,005
Total liabilities and shareholders’ equity	$71,349,930	$70,965,722

 See accompanying notes to financial statements.

Stellar Acquisition III Inc.

Statement of Operations

	Year ended November 30, 2017	Period from December 8, 2015 (inception) to November 30, 2016

Revenue	$-	$-
Operating expenses
Formation and operating costs	862,228	146,582
Loss from operations	(862,228)	(146,582)

Other income –Trust Account Investment income	554,954	56,393

Net loss attributable to common shares	$(307,274)	$(90,189)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,737,367	2,093,974
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.11)	$(0.04)

See accompanying notes to financial statements.

Stellar Acquisition III Inc.

Statement of Changes in Shareholders’ Equity

For the year ended November 30, 2017 and period from December 8, 2015 (inception)
through November 30, 2016

	Shares of common stock		Additional paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Equity
Balance at December 8, 2015	-	$-	$-	$-	$-
Shares of common stock issued at $50.00 per share	500	1	24,999	-	25,000
Effect of 4,600 to 1 stock split	2,299,500	229	(229)	-	-
Cancellation of Sponsors’shares	(129,839)	(13)	13	-	-
Sale of August 24, 2016 of 6,500,000 units at $10 per unit,	6,500,000	650	64,999,350	-	65,000,000
Underwriters' discount and offering expenses			(3,543,852)		(3,543,852)
Issuance of 100,000 shares to underwriters as compensation in connection with the initial public offering on August 24, 2016	100,000	10	(10)	-	-
Proceeds from sale of warrants to Sponsors	-	-	3,825,000	-	3,825,000
Proceeds from sale of 400,610 units at $10 per unit due to partial exercise of over-allotment on September 28, 2016	400,610	40	4,006,060	-	4,006,100
Proceeds from sale of warrants to Sponsors due to over-allotment	-	-	160,244	-	160,244
Underwriters’ discount and offering expenses (over-allotment)	-	-	(191,984)	-	(191,984)
Issuance of additional shares to underwriters (over-allotment)	6,164	1	(1)	-	-
Sponsors’ shares cancelled (over-allotment)	(166,758)	(17)	17	-	-
Change in shares subject to redemption	(6,293,168)	(629)	(64,189,685)	-	(64,190,314)
Net loss	-	-	-	(90,189)	(90,189)
Balance at November 30, 2016	2,717,009	272	5,089,922	(90,189)	5,000,005
Change in shares subject to redemption	100,947	10	307,266		307,276
Net loss	-	-	-	(307,274)	(307,274)
Balance at November 30, 2017	2,817,956	282	5,397,188	(397,463)	5,000,007

See accompanying notes to financial statements.

Stellar Acquisition III Inc.
Statement of Cash Flows

	Year ended November 30, 2017	Period from December 8, 2015 (inception) to November 30, 2016
Cash Flows from Operating Activities
Net loss	$(307,274)	$(90,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	15,350	(32,219)
Increase in accounts payable	100,181	24,750
Increase (decrease) in accrued liabilities	(13,000)	25,500
Net cash used in operating activities	(204,743)	(72,158)
Net cash used in Investing Activities,	-
Cash deposited in Trust Account	(604,300)	(70,386,222)
Interest income earned on Trust Account	(554,954)	(56,393)
Interest withdrawn from Trust Account	386,014	-
Net cash used in investing activities	(773,240)	(70,442,615)
Cash Flows from Financing Activities	-
Proceeds from sale of Sponsors’ shares of common stock	-	25,000
Proceeds from sale of Public Offering Units, net of offering expenses paid	-	66,995,417
Proceeds from sale of Private Placement Warrants	-	3,985,244
Payments to related parties (including loans)	-	(250,535)
Funds from related parties (including loans)	604,300	250,535
Net cash provided by financing activities	604,300	71,005,661
Net (decrease)/increase in cash	(373,683)	490,888
Cash at beginning of period	490,888	-
Cash at end of period	$117,204	$490,888
Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting fees	$-	$1,725,153
Common stock issued for additional underwriter compensation	$-	$1,061,640
Fair value of unit purchase option issued to underwriter	$-	$781,385
Interest contributed for extension	$200,772	$-

The accompanying notes are an integral part of the financial statements.

Notes to Financial Statements

NOTE 1 – DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

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

At November 30, 2017, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through November 30, 2017 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering. The Company has selected November 30th as its fiscal year end.

Going Concern Consideration

Following the Company’s announcements on August 24, 2017, and November 27, 2017 regarding the first and second extension, respectively, the Company has until February 24, 2018 to consummate a Business Combination, however, the Company may extend the period of time to consummate a Business Combination by an additional three months (or until May 24, 2018 to complete a Business Combination). The Company's Sponsors or their affiliates or designees have the option, but not the obligation, to extend the time to consummate a Business Combination. The Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit, the “Extension Funds”) on or prior to the date of the applicable deadline, for the three month extension.

As of the date of the issuance of these financial statements, the Company's Sponsors intend to utilize these extensions, as and if necessary, in order to extend the period in which the Company has to complete a Business Combination.

In connection with the Company's assessment of going concern considerations in accordance with FASB's Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 24, 2018.

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and co-Chief Executive Officer, and Magellan Investments Corp. and Firmus Investments Inc., affiliated with our co-Chief Executive Officer and Chief Financial Officer. All four companies were incorporated pursuant to the laws of the Republic of the Marshall Islands (the “Sponsors”). The registration statement (the “Registration Statement”) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intends to finance a Business Combination with the net proceeds from the $69,006,100 raised in the Public Offering (Note 3) and the $3,985,244 private placement in each case including the partial exercise of the underwriter’s overallotment option. Upon the closing of the Public Offering and the private placement, $70,386,222 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. On August 24, 2017, and November 24, 2017, the period of time the Company has to consummate a business combination was extended by three months by increasing the minimum amount in the Trust Account by $402,536 each time, pursuant to the Company’s prospectus in connection with the Company’s initial public offering.

Notes to Financial Statements

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. At November 30, 2017, the Trust Account consisted of US treasury bills yielding interest of approximately 1.3% per annum, with a value of $71,215,004 and another $852 held as cash and cash equivalents.

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by February 24, 2018 (or by May 24, 2018 if the Company extends the period of time to consummate a Business Combination, in accordance with the terms of the Company’s charter) (subject to the requirements of law). On March 17, 2017, May 16, 2017, August 29, 2017 and October 3, 2017, the Company withdrew $55,000, $165,000, $60,000 and $106,000 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236 and $101,536 of interest was used for the first and second extension on August 24 and November 24, 2017, respectively.

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

Notes to Financial Statements

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital purposes. As a result, such shares of common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.20 per public common share ($70,386,222 held in the Trust Account divided by 6,900,610 public common shares), subject to increase of up to an additional $0.175 per unit in the event that the Sponsors elect to extend the period of time to consummate a Business Combination, as described in more detail below. Following the first two extensions, the minimum amount in the Trust Account is $10.32 per public common share ($71,191,294 held in the Trust Account divided by 6,900,610 public common shares).

The Company has until February 24, 2018 to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by then, the Company may extend the period of time to consummate a Business Combination by an additional three months (or by May 24, 2018, to complete a Business Combination). Pursuant to the terms of our amended and restated articles of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on August 18, 2016, and following the partial exercise of the underwriters’ overallotment option on September 28, 2016 in order to extend the time available for us to consummate our initial Business Combination, our Sponsors or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $402,536 ($0.058 per unit), on or prior to the date of the applicable deadline, for each three month extension. Our Sponsors and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial Business Combination. To the extent that some, but not all, of our Sponsors, decide to extend the period of time to consummate our initial Business Combinations, such Sponsors (or their affiliates or designees) may deposit the entire $402,536 amount. In the event that interest in the trust is available for withdrawal for working capital purposes and has not been used to pay taxes or other working capital expenses, the Company may apply the accrued interest in the Trust Account or such withdrawn interest to the Sponsors’ obligation to loan the Company money in connection with an extension, and the amount that the Sponsors would be obligated to loan the Company in connection with such extension would be reduced by the amount of interest so applied. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").

Notes to Financial Statements

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At November 30, 2017 and 2016, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Cash and securities held in Trust Account:

At November 30, 2017 and 2016, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. On March 17, 2017, May 16, 2017, August 29, 2017 and October 3, 2017, the Company withdrew $55,000, $165,000, $60,000 and $106,000 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236 and $101,536 of interest was used for the first and second extension on August 24 and November 24, 2017, respectively.

Notes to Financial Statements

Income Taxes:

There is, at present, no direct taxation in the Marshall Islands and interest, dividends, and gains payable to the Company are received free of all Marshall Islands taxes. The Company is registered as an “exempted company” pursuant to the Marshall Islands Business Corporations Act (as amended). As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Marshall Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes. As of November 30, 2017 and 2016, the Company has not commenced operations and thus has no uncertain tax positions.

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. There were no adjustments related to uncertain tax positions recognized during the year ended November 30, 2017 and the period December 8, 2015 (inception) to November 30, 2016.

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

Accordingly, at November 30, 2017 and 2016, 6,192,221 and 6,293,168 of the 6,900,410 Public Shares were classified outside of permanent equity at its redemption value.

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

NOTE 3 – PUBLIC OFFERING

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

Notes to Financial Statements

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

NOTE 4 – RELATED PARTY TRANSACTIONS

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

Notes to Financial Statements

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

On August 24, 2017 the Company issued unsecured promissory notes (the “First Extension Notes”) in the aggregate amount of $303,300 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Of the aggregate amount of $303,300 received, $65,000 is held outside of a financial institution in cash on hand at the Company and is expected to be deposited in the Company's operating cash account. The Trust Account was funded properly for the extension. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company has to consummate a business combination by three months to November 24, 2017.

On November 23, 2017 the Company issued unsecured promissory notes (the “Second Extension Notes”) in the aggregate amount of $301,000 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company has to consummate a business combination by three months to February 24, 2018.

Notes to Financial Statements

As of November 30, 2017, the outstanding loans to related parties amounted to $604,300.

Both the First Extension Notes and the Second Extension Notes (the “Extension Notes”) bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The Sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 5, 2015 (inception) through November 30, 2017, the Company paid $154,194 under this agreement, $120,000 of which was for the year ended November 30, 2017.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

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

The Company sold to the underwriters for $100, an option to purchase up to a total of 130,000 units, exercisable at $11.50 per unit (or an aggregate exercise price of $1,495,000) upon the closing of the Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the first anniversary of the effective date of the Registration Statement and the closing of our initial Business Combination and terminating on the fifth anniversary of such effectiveness date. The units issuable upon exercise of this option are identical to those offered in the Public Offering. The Company accounted for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates the fair value of this unit purchase option is $6.23 per unit (for a total fair value of approximately $781,000) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 37.8% (2) risk-free interest rate of 1.83% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of stock prices of a selection of companies within the energy logistics space, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Arc Logistics Partners LP, Ardmore Shipping Corporation, Blueknight Energy Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., DHT Holdings, Inc., Dorian LPG Ltd., EnLink Midstream, LLC, GasLog Ltd., Genesis Energy LP, Golar LNG Ltd., Kinder Morgan, Inc., Magellan Midstream Partners LP, Navigator Holdings Ltd., Nordic American Tankers Limited, NuStar GP Holdings, LLC, ONEOK Inc., PBF Logistics LP, Scorpio Tankers Inc., StealthGas, Inc., Teekay Tankers Ltd., Tsakos Energy Navigation Limited. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the Company does not consummate a Business Combination within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

Notes to Financial Statements

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

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2017, investment securities in the Company Trust Account consisted of $71,215,004 in United States Treasury Bills and another $852 held as cash and cash equivalents. As of November 30, 2016, investment securities in the Company Trust Account consisted of $70,441,676 in United States Treasury Bills and another $939 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 "Investments - Debt and Equity Securities". Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 30, 2017 and 2016 balance sheets and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company's assets that are measured at fair value on a recurring basis as of November 30, 2017 and 2016 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company's permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of November 30, 2017 (maturing on February 22, 2018)	$71,215,004	$(14,157)	$71,229,161
U.S. Government Treasury Securities as of November 30, 2016	$70,441,676	$(5,598)	$70,436,078

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At November 30, 2017 and 2016, there were 9,010,177 shares of common stock issued and outstanding, including 6,192,221 and 6,293,168 shares subject to redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 2017 and 2016, there were no shares of preferred stock issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2018	Stellar Acquisition III Inc.

	By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis Title: co-Chief Executive Officer (co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Prokopios (Akis) Tsirigakis	co-Chief Executive Officer and Director	February 9, 2018
Prokopios (Akis) Tsirigakis	(co-Principal Executive Officer)

/s/ George Syllantavos	Chief Financial Officer and Secretary	February 9, 2018
George Syllantavos	(co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alexandros Argyros	Director	February 9, 2018
Alexandros Argyros

/s/ Tiziano Paravagna	Director	February 9, 2018
Tiziano Paravagna

/s/ Eleonora (Liona) Bacha	Director	February 9, 2018
Eleonora (Liona) Bacha

75