Form 10-K/A
period 2017-11-30
Stellar Acquisition III Inc.
filed 2018-04-27
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Amendment No. 1)

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

 EXPLANATORY NOTE

Stellar Acquisition III Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended November 30, 2017 with the Securities and Exchange Commission on February 12, 2018 (“Original Filing”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to amend the text of Exhibit 31.1 (Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended) and Exhibit 31.2 (Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as Amended).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment contains only the amended Exhibit 31.1 and Exhibit 31.2 (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31) of Regulation S-K). Those sections or exhibits of the Original Filing that are unaffected by this Amendment are not included herein.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the Original Filing.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2018	Stellar Acquisition III Inc.

	By:	/s/ Prokopios (Akis) Tsirigakis
Name: Prokopios (Akis) Tsirigakis Title: co-Chief Executive Officer (co-Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Prokopios (Akis) Tsirigakis	co-Chief Executive Officer and Director	April 27, 2018
Prokopios (Akis) Tsirigakis	(co-Principal Executive Officer)

/s/ George Syllantavos	Chief Financial Officer and Secretary	April 27, 2018
George Syllantavos	(co-Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Alexandros Argyros	Director	April 27, 2018
Alexandros Argyros

/s/ Tiziano Paravagna	Director	April 27, 2018
Tiziano Paravagna

/s/ Eleonora (Liona) Bacha	Director	April 27, 2018
Eleonora (Liona) Bacha

2