Form 10-Q
period 2018-08-31
Stellar Acquisition III Inc.
filed 2018-10-15
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

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

As of October 15, 2018, 3,961,287 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Stellar Acquisition III Inc.
Table of Contents

PART I – FINANCIAL INFORMATION		Page

Item 1.	Consolidated Financial Statements:	1

	Condensed Interim Consolidated Balance Sheets as of August 31, 2018 (unaudited) and November 30, 2017	1

	Condensed Interim Consolidated Statements of Operations for the three months ended August 31, 2018 (unaudited) and 2017 (unaudited), and for the nine months ended August 31, 2018 (unaudited) and 2017 (unaudited)	2

	Condensed Interim Consolidated Statements of Cash Flows for the nine months ended August 31, 2018 (unaudited) and 2017 (unaudited)	3

	Notes to Condensed Interim Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Stellar Acquisition III Inc. and Subsidiary
Condensed Interim Consolidated Balance Sheets

	August 31, 2018 (unaudited)	November 30, 2017
Assets
Current assets
Cash	$19,223	$117,205
Prepaid expenses	43,165	16,869
Total current assets	62,388	134,074
Cash and investments held in the Trust Account	19,488,870	71,215,856
Total assets	$19,551,258	$71,349,930
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$775,999	$124,931
Accrued liabilities	0	12,500
Unsecured promissory notes - related parties	994,681	604,300
Unsecured promissory note - Phunware	424,549	-
Advances - related party	70,000	-
Total current liabilities	2,265,229	741,731
Non-current liabilities
Deferred underwriting fees	462,930	1,725,153
Total non-current liabilities	462,930	1,725,153
Total Liabilities	2,728,159	2,466,884
Common stock subject to possible redemption: 1,123,870 and 6,192,221 shares on August 31, 2018 and November 30, 2017, respectively (at a redemption value of approximately $10.52 and $10.32 per share, respectively)	11,823,088	63,883,039
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,837,417 and 2,817,956 shares issued and outstanding on August 31, 2018 and November 30, 2017, respectively (1,123,870 and 6,192,221 shares on August 31, 2018 and November 30, 2017, respectively subject to possible redemption)	284	282
Additional paid-in capital	6,159,042	5,397,188
Accumulated deficit	(1,159,315)	(397,463)
Total shareholders’ equity	5,000,011	5,000,007
Total liabilities and shareholders’ equity	$19,551,258	$71,349,930

See accompanying notes to unaudited condensed interim consolidated financial statements.

Stellar Acquisition III Inc. and Subsidiary
Condensed Interim Consolidated Statements of Operations (unaudited)

	Three months ended August 31, 2018	Three months ended August 31, 2017	Nine months ended August 31, 2018	Nine months ended August 31, 2017

Revenue	$-	$-	$-	$-
Operating expenses
Formation and Operating costs	552,385	234,351	1,421,213	629,569
Loss from operations	(552,385)	(234,351)	(1,421,213)	(629,569)

Other income –Trust Account investment income	163,299	168,320	659,361	368,766

Net loss	$(389,086)	$(66,031)	$(761,852)	$(260,803)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,815,509	2,736,104	2,840,600	2,723,800
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.14)	$(0.02)	$(0.27)	$(0.10)

See accompanying notes to unaudited condensed interim consolidated financial statements.

Stellar Acquisition III Inc. and Subsidiary
Condensed Interim Consolidated Statements of Cash Flows (unaudited)

	Nine months ended August 31, 2018	Nine months ended August 31, 2017
Cash Flows from Operating Activities
Net loss	$(761,852)	$(260,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities
Increase in prepaid expenses	(26,296)	11,644
Increase in accounts payable	651,068	63,142
Decrease /(increase) in accrued liabilities	(12,500)	(5,000)
Net cash used in operating activities	(149,580)	(191,017)
Net cash used in Investing Activities
Cash withdrawn from Trust Account	52,560,319	-
Interest withdrawn from Trust Account	640,959	280,000
Interest income earned on Trust Account	(659,361)	(368,766)
Net cash provided by/(used in) investing activities	52,541,917	(88,766)
Cash Flows from Financing Activities
Payments for common shares redeemed	(52,560,319)	-
Payments to related parties (including loans)	(15,246)	-
Contributions from related parties (including loans)	85,246	303,300
Net cash used in financing activities	(52,490,319)	303,300
Net decrease in cash	(97,982)	(279,783)
Cash at beginning of period	117,205	490,888
Cash at end of period	$19,223	$211,105

Supplemental disclosure of non-cash financing activities
Deferred underwriting fees reduction	$1,262,233	$-
Funds from related party promissory notes contributed for extension	$390,381	$-
Funds from Phunware promissory note contributed for extension	$424,549	$-

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

On February 27, 2018, Stellar entered into a merger agreement (the “Merger Agreement”) with Phunware Inc., a Delaware company (“Phunware”) and STLR Merger Subsidiary Inc., a Delaware corporation and a newly formed wholly-owned subsidiary of Stellar (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Phunware (the “Merger”), with Phunware continuing as the surviving corporation in the Merger. On or prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the holders of Phunware’s preferred stock will convert all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) will automatically be cancelled and cease to exist in exchange for the right to receive the Stockholder Merger Consideration, without interest; (ii) each outstanding warrant to acquire shares of Phunware Stock will be cancelled, retired and terminated and cease to represent the right to acquire shares of Phunware Stock in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant; and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) shall be assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration. The Merger Agreement states that the Company will use good faith efforts to achieve a minimum of $40 million in cash, including funds in the Trust Account and proceeds from any Backstop Financing, available to the post-transaction company. On April 11, 2018, Stellar filed with the SEC a registration statement on Form S-4 in connection with the Business Combination. On June 11, 2018, the Company filed an amendment to the aforementioned registration statement. On August 15, 2018, and October 2, 2018, the Company filed a second and third amendment to the aforementioned registration statement, respectively. The Company anticipates having a shareholder vote and closing the transaction before the end of 2018.

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

In connection with the proposed merger with Phunware, the Company formed a wholly-owned subsidiary, STLR Merger Subsidiary Inc., which was incorporated in Delaware in February 2018. Merger Sub did not have any activity as of August 31, 2018. At August 31, 2018, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through August 31, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination and activities in connection with the proposed acquisition of Phunware. The Company will not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering.

Going Concern:

Following the Company’s announcements on August 24, 2017, November 27, 2017 and February 27, 2018, regarding the first, second and third extensions, respectively, the Company extended its time to consummate a Business Combination until May 24, 2018. On May 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to August 24, 2018. On August 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to December 26, 2018.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 26, 2018.

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and co-Chief Executive Officer, and Magellan Investments Corp. and Firmus Investments Inc., affiliated with our co-Chief Executive Officer and Chief Financial Officer. All four companies were incorporated pursuant to the laws of the Republic of the Marshall Islands (the “Sponsors”). The registration statement (the “Registration Statement”) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intends to finance a Business Combination with the net proceeds from the $69,006,100 raised in the Public Offering (Note 3) and the $3,985,244 private placement in each case including the partial exercise of the underwriter’s overallotment option. Upon the closing of the Public Offering and the private placement, $70,386,222 was deposited in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. On August 24, 2017, November 24, 2017, and February 27, 2018, the period of time the Company has to consummate a business combination was extended by three months by increasing the minimum amount in the Trust Account by $402,536 each time, pursuant to the Company’s prospectus in connection with the Company’s initial public offering. On May 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to August 24, 2018, or such earlier date as determined by the Company’s board of directors, by increasing the minimum amount in the Trust Account by $124,164 each month. Concurrently, 3,353,060 public shares exercised their right to redeem such public shares. An aggregate $34,787,998 was removed from Stellar’s trust account to pay for such redemptions. On August 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to December 26, 2018, or such earlier date as determined by the Company’s board of directors, by increasing the minimum amount in the Trust Account by $74,069 each month. Concurrently, 1,695,830 public shares exercised their right to redeem such public shares. An aggregate $17,772,298 was removed from Stellar’s trust account to pay for such redemptions.

Stellar Acquisition III Inc. and Subsidiary

Notes to Condensed Interim Consolidated Financial Statements

(unaudited)

The Trust Account:

The Trust Account will be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of its initial Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. The proceeds held from the Public Offering were used to invest in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. At August 31, 2018, the Trust Account consisted of US treasury bills yielding interest of approximately 1.9% per annum, with a value of $19,487,416 and another $1,454 held as cash and cash equivalents.

The Company’s amended and restated articles of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by August 24, 2018 (subject to the requirements of law). Since March 17, 2017, the Company has withdrawn $1,025,325 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236, $101,536 and $34,168 of interest was used for the first, second and third extensions on August 24, 2017, November 24, 2017 and February 23, 2018, respectively.

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

Stellar Acquisition III Inc. and Subsidiary

Notes to Condensed Interim Consolidated Financial Statements

(unaudited)

If the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination, a public shareholder will have the right to redeem its shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or amounts released to the Company for working capital purposes. As a result, such shares of common stock have been recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASU 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially $10.20 per public common share ($70,386,222 held in the Trust Account divided by 6,900,610 public common shares), subject to increase of up to an additional $0.175 per unit in the event that the Sponsors elect to extend the period of time to consummate a Business Combination, as described in more detail below. As of August 31, 2018, the minimum amount in the Trust Account was approximately $10.52 per public common share ($19,480,095 held in the Trust Account divided by 1,851,720 public common shares).

The Company has until December 26, 2018, to complete a Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable or amounts released to the Company for working capital (less up to $50,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining shareholders, as part of its plan of dissolution and liquidation. The initial shareholders have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their founder shares; however, if the initial shareholders or any of the Company’s officers, directors or affiliates acquire shares of common stock in or after the Public Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation with respect to such shares in the event the Company does not complete a Business Combination within the required time period.

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At August 31, 2018, the Company had outstanding warrants to purchase 14,871,098 shares. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Stellar Acquisition III Inc. and Subsidiary

Notes to Condensed Interim Consolidated Financial Statements

(unaudited)

Cash and securities held in Trust Account:

At August 31, 2018 and November 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. Since March 17, 2017, the Company has withdrawn $1,025,325 of interest earned from the Trust Account to pay for operating expenses. Additionally, $99,236, $101,536 and $34,168 of interest was used for the first, second and third extensions on August 24, 2017, November 24, 2017, and February 23, 2018, respectively.

Income Taxes:

There is, at present, no direct taxation in the Marshall Islands and interest, dividends, and gains payable to the Company are received free of all Marshall Islands taxes. The Company is registered as an “exempted company” pursuant to the Marshall Islands Business Corporations Act (as amended). As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Marshall Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes. As of August 31, 2018, the Company has not commenced operations and thus has no uncertain tax positions. There were no adjustments related to uncertain tax positions recognized during the period December 8, 2015 (inception) to August 31, 2018.

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

Accordingly, at August 31, 2018 and November 30, 2017, 1,123,870 and 6,192,221 of the 1,851,720 and 6,900,610 Public Shares were classified outside of permanent equity at their redemption value, respectively.

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

On each of May 22, 2018, June 22, 2018, and July 23, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $62,082 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Additionally, each of May 22, 2018, June 22, 2018, and July 23, 2018, the Company issued a promissory note in the aggregate amount of $62,082 to Phunware (collectively the “Fourth Extension Notes”).

On each of August 23, 2018, and September 24, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $37,034 each time to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Additionally, on August 23, 2018, and September 24, 2018, the Company issued promissory notes in the aggregate amount of $37,034 each time to Phunware (collectively the “Fifth Extension Notes”).

Stellar Acquisition III Inc. and Subsidiary

Notes to Condensed Interim Consolidated Financial Statements

(unaudited)

As of August 31, 2018, the outstanding loans to related parties amounted to $994,681 and the outstanding loans to Phunware amounted to $424,549.

The First Extension Notes, the Second Extension Notes, the Third Extension Notes, the Fourth Extension Notes and the Fifth Extension Notes (the “Extension Notes”) bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The Sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

As of August 31, 2018, the Company had $70,000 of outstanding invoices to Nautilus Energy Management Corp.

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company. For the period from December 5, 2015 (inception) through August 31, 2018, the Company paid $244,194 under this agreement, $90,000 of which was for the nine months ended August 31, 2018.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company paid an additional underwriting fee of $80,122. The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On August 31, 2018, and November 30, 2017, the Deferred Discount amounted to $462,930 and $1,725,153, respectively. The reduction was due to the redemption of 3,353,060 and 1,695,830 shares that took place in May 22, 2018 and August 22, 2018, respectively.

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

NOTE 6 — TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of August 31, 2018, investment securities in the Company’s Trust Account consisted of $19,487,416 in United States Treasury Bills and another $1,454 held as cash and cash equivalents. As of November 30, 2017, investment securities in the Company’s Trust Account consisted of $71,215,004 in United States Treasury Bills and another $852 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying August 31, 2018 and November 30, 2017 consolidated balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of August 31, 2018 and November 30, 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Losses	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of August 31, 2018 (maturing on September 20, 2018)	$19,487,416	$(4,002)	$19,491,418

U.S. Government Treasury Securities as of November 30, 2017	$71,215,004	$(14,157)	$71,229,161

NOTE 7 — SHAREHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At August 31, 2018 and November 30, 2017, there were 3,961,287 and 9,010,177 shares of common stock issued and outstanding, including 1,123,870 and 6,192,221 shares subject to possible redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At August 31, 2018 and November 30, 2017, there were no shares of preferred stock issued and outstanding.

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

On February 27, 2018, Stellar entered into the Merger Agreement with Phunware Inc., a Delaware company (“Phunware”) and STLR Merger Subsidiary Inc., a Delaware corporation and a wholly-owned subsidiary of Stellar (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Phunware (the “Merger”), with Phunware continuing as the surviving corporation in the Merger. On or prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the holders of Phunware’s preferred stock will convert all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) will automatically be cancelled and cease to exist in exchange for the right to receive the Stockholder Merger Consideration (as defined below), without interest; (ii) each outstanding warrant to acquire shares of Phunware Stock will be cancelled, retired and terminated and cease to represent the right to acquire shares of Phunware Stock in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant; and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) shall be assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration. On April 11, 2018, Stellar filed with the SEC a registration statement on Form S-4 in connection with the Business Combination. On June 11, 2018, the Company filed an amendment to the aforementioned registration statement. Phunware anticipates having a shareholder vote and closing the transaction before the end of 2018.

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

As indicated in the accompanying consolidated financial statements, at August 31, 2018, the Trust Account consisted of US treasury bills yielding interest of approximately 1.9% per annum, with a total value of $19,487,416 and another $1,454 held as cash and cash equivalents. We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial Business Combination will be successful.

Results of Operations

For the period from December 8, 2015 (inception) through August 31, 2018, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsor for administrative services.

Liquidity and Capital Resources

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds, before expenses, of approximately $3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds, $70,386,222 was deposited in the Trust Account and is not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At August 31, 2018, we had approximately $19,223 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

On May 22, 2018, Stellar’s shareholders approved an amendment to its extending the date by which Stellar must consummate its initial business combination to August 24, 2018. Concurrently, 3,353,060 public shares exercised their right to redeem such public shares. An aggregate $34,787,998 was removed from Stellar’s trust account to pay such redemptions. These redemptions thus caused the balance of the trust account to fall below the Minimum Cash Asset Level as defined in the Merger Agreement. On each of May 22, 2018, June 22, 2018, and July 23, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $62,082 each time to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Additionally, on each of May 22, 2018, June 22, 2018, and July 23, 2018, the Company issued promissory notes in the aggregate amount of $62,082 each time to Phunware (in aggregate the “Fourth Extension Notes”).

On August 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to December 26, 2018. Concurrently, 1,695,830 public shares exercised their right to redeem such public shares. An aggregate $17,772,298 was removed from Stellar’s trust account to pay for such redemptions. On each of August 23, 2018, and September 24, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $37,034 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp., affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Additionally, on each of August 23, 2018, and September 24, 2018, the Company issued promissory notes in the aggregate amount of $37,034 each time to Phunware (collectively the “Fifth Extension Notes”).

As of August 31, 2018, the outstanding loans to related parties amounted to $994,681and the outstanding loans to Phunware amounted to $424,549.

As of August 31, 2018, the Company had $70,000 of outstanding invoices to Nautilus Energy Management Corp.

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

Contractual obligations

At August 31, 2018, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our co-Chief Executive Officers. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

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

Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At August 31, 2018, the Company had outstanding Warrants to purchase 14,871,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

The Company follows the provisions of ASC 740-10 which prescribes a recognition threshold and measurement attribute for how a company should recognize, measure, present and disclose in its consolidated financial statements uncertain tax positions that the Company has taken or expects to take on its tax return. ASC 740-10 requires that the consolidated financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. As of August 31, 2018, the Company has not commenced operations and thus has no uncertain tax positions.

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

At August 31, 2018, 1,123,870 of the 3,961,287 Public Shares were classified outside of permanent equity at redemption value of $10.52 per share.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the period ended November 28, 2017 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC including, but not limited to, those risks included in the Company’s Registration Statement on Form S-4, initially filed by the Company on April 17, 2018 and as amended from time to time.

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

Dated: October 15, 2018

STELLAR ACQUISITION III INC.

By:	/s/ Prokopios (Akis) Tsirigakis
	Name:	Prokopios (Akis) Tsirigakis
	Title:	co-Chief Executive Officer

By:	/s/ George Syllantavos
	Name:	George Syllantavos
	Title:	co-Chief Executive Officer, Chief Financial Officer

