Form 10-K
period 2018-11-30
Phunware, Inc.
filed 2019-03-06
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-37862

PHUNWARE, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4413774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd, Suite 230-S Austin, TX	78757
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 512-693-4199

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	The NASDAQ Capital Market
Units, each consisting of one share of Common Stock and one Warrant	The NASDAQ Capital Market

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

EXPLANATORY NOTE

On December 26, 2018, Stellar Acquisition III Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, and upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”), at which time all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

As of November 30, 2018, the last business day of the registrant’s most recently completed quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the common stock on November 30, 2018, as reported on the Nasdaq Capital Market, was $39.8 million.

In connection with the consummation of the Business Combination, on December 26, 2018, the board of directors of the Successor approved a change its fiscal year end from November 30 to a calendar year ending December 31, effective immediately. Accordingly, the new fiscal year will begin on January 1 and end on December 31.

As of March 1, 2019, there were 34,595,248 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

ii

PART I

Item 1. Business

Business Combination

Phunware, Inc. (“Phunware”) was incorporated in the state of Delaware in February 2009. Phunware is a mobile application development platform and its primary internet address can be accessed at https://www.phunware.com.

On February 27, 2018, Stellar entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Phunware, Inc. On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination, Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

In connection with the consummation of the Business Combination, holders of 1,813,487 shares of Stellar common stock sold in its initial public offering (“Public Shares”) exercised their right to redeem their Public Shares for cash at a price of $10.64 per share, for an aggregate amount of approximately $19.3 million. As a result of these redemptions, the Stellar trust account had approximately $0.4 million immediately prior to Closing.

In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, the Sponsors transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers.

Immediately after giving effect to the Business Combination (including the redemptions and the issuance of shares in the Series A Financing, both described above), there were approximately 27.3 million shares of common stock and warrants to purchase approximately 18.2 million shares of common stock of Phunware issued and outstanding.

 In  addition, with the consummation of the Business Combination, the Sponsors transferred to the former stockholders of Phunware 3,985,244 warrants to purchase shares of Successor common stock. As consideration for the warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The warrants transferred have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019.

The Sponsors also transferred to Stellar 627,864 shares of Stellar common stock, which shall be retained in treasury and available for issuance from time to time by Phunware.

Furthermore, the Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for the unsecured promissory notes - related parties. The repayment of the related party notes was calculated at $0.50 per warrant.

Upon consummation of the Business Combination, the former stockholders of Phunware owned approximately 94.4% of the issued and outstanding shares of common stock of the Successor. This percentage excludes the impact of outstanding stock options and warrants.

The Merger Agreement contains representations and warranties of the parties thereto, certain of which are limited by materiality and material adverse effect. The parties have also each agreed to certain covenants contained in the Merger Agreement. The representations, warranties and covenants of the parties contained in the Merger Agreement terminated at the Closing, notwithstanding that any covenant that, by its terms, provides for performance following the consummation of the Business Combination shall survive until such covenant is performed.

There is no accounting effect or change in the carrying amount of the consolidated assets and liabilities of the Successor as a result of the domestication. The Business Combination is accounted for as a reverse merger and recapitalization in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Accordingly, Stellar is the legal acquirer and Phunware is the accounting acquirer and predecessor whereby the Successor’s historical financial statements reflect the financial position, results of operations and cash flows of Phunware, and the net cash proceeds obtained from Stellar in the Business Combination is reflected as a capital infusion. Furthermore, the historical capitalization of Phunware immediately before the Business Combination was adjusted based on the exchange ratio of 0.459 Successor shares for every one share of Phunware capital stock.

Business Overview

Phunware Inc. is the pioneer of Multiscreen-as-a-Service (“MaaS”) platform, a fully integrated enterprise cloud platform for mobile that provides companies the products, solutions, data and services necessary to engage, manage and monetize their mobile application portfolios and audiences at scale. According to comScore’s 2017 Mobile App Report, consumers spend 66% of their total digital time with mobile devices (smartphones and tablets), and 87% of their mobile time in mobile apps (vs. on mobile web). (Source: comScore 2017 Mobile App Report). Given this reality, brands must establish a strong identity on mobile, especially on devices and platforms specific to the Apple iOS and Google Android operating systems and ecosystems. We help brands define, create, launch, promote, monetize and scale their mobile identities as a means to anchor the digital transformation of their customers’ journeys and brand interactions. Our MaaS platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship.

Our MaaS platform allows for the licensing and creation of category-defining mobile experiences for brands and their application users worldwide. We have successfully expanded our addressable market reach into various important and fast-growing markets: mobile cloud software, media, data science and cryptonetworking. Since our founding in 2009, our goal has been to use our software platform within the application portfolios of the world’s largest companies and brands to create a massive database of proprietary Phunware IDs. Phunware IDs are unique identifiers assigned to a mobile device when it becomes first visible across our network of mobile application portfolios. We measure and accumulate Phunware IDs every month through queries that count unique devices that access our mobile application portfolio across our network of mobile applications that we have developed and/or support. The data collected from our Phunware IDs contributes to our data subscription services and application transaction revenue product lines by helping companies and brands boost campaign performance, target high-value users, maximize conversions and optimize spend.

We offer our platforms as Software-as-a-Service (“SaaS”), Data-as-a-Service (“DaaS”) and application transactions media. Our business model includes recurring subscriptions, reoccurring transactions and services, often as one-year to five-year software or data licenses, or transaction-based media insertion orders. We prioritize our sales and marketing efforts first on recurring SaaS and DaaS subscriptions, second on reoccurring transactions and third on services. In years in which transactional engagements are not expected to be attractive for gross margins, they are either avoided or pursued opportunistically only. Our target customers are enterprise companies with large digital, mobile, marketing and information technology budgets and spending that are enacting digital transformation in their businesses. These include companies from all vertical markets, including, for example, Fox Networks Group in Media & Entertainment, Cedars Sinai in Healthcare, Kohl’s in Retail, Wynn Resorts in Hospitality, Ft. Lauderdale Airport in Aviation, Brickell City Center in Real Estate, AT&T in Sports and the City of Las Vegas in Government.12

Our Industry

We participate in four rapidly evolving markets: mobile cloud software, media, big data and cryptonetworking . Each such market is briefly summarized below, and is driven by some combination of technological advancements including cloud, software-defined infrastructure, mobility, data analytics, IoT and decentralization.

Mobile Cloud Software — The mobile cloud software market includes SaaS-based mobile software for all businesses, brands and consumers. The mobile application market is enormous, with worldwide smartphone users downloading more than 175 billion apps — and spending over $86 billion on them — in 2017. (Source: App Annie, 2017 Retrospective). The number of apps available to Android and iOS users climbed over 6 million in 2017 as well, and the average number of apps on a user’s phone is approximately 80. (Source: App Annie, 2017 Retrospective). In 2018, the app economy is predicted to enter a new era and surpass $110 billion in app store spend (Source: App Annie, Top Predictions for the App Economy in 2018).

Media  — The digital media market includes display, native, video and other types of paid media campaigns rendered on a connected device and used for audience building, audience engagement or audience monetization. According to eMarketer, digital media spending including mobile will top $225 billion and represent 49.6% of total media investment by 2021 (Source: eMarketer, “Worldwide Ad Spending eMarketer’s Updated Estimates and forecast for 2016-2021”). According to the Internet Advertising Bureau (IAB), users spend 66% of their online time on a mobile device and mobile advertising revenue now makes up 54% of all digital ad revenues (Source: Internet Advertising Bureau (IAB), “Digital Trends: Consumer Usage of Digital and its Influence on Ad Revenue”). In the first half of 2017, mobile advertising revenue was $21.7 billion in the US alone (Source: Internet Advertising Bureau (IAB), “Digital Trends: Consumer Usage of Digital and its Influence on Ad Revenue”) and Goodway Group predicts it will grow nearly 4% month-over-month with an expected overall price increase of over 45% by 2019. (Source: Goodway Group, “2018 Programmatic Pricing Guide Projects Big Price Increase for mobile Ads by 2019”).

Big Data — The big data market includes businesses engaged in the creation, consumption and/or processing of big data. IDC forecasts that this market will grow from $130 billion in 2016 to more than $203 billion in 2020 (Source: IDC, “Double-Digit Growth Forecast for the Worldwide Big Data and Business Analytics Market Through 2020 Led by Banking and Manufacturing Investments, According to IDC,” October 3, 2015). According to Cisco Systems, global mobile data traffic will grow from 7 exabytes per month in 2016 to 49 exabytes per month in 2021, a compound annual growth rate of 47 percent (Source: Source: Cisco Global Cloud Index: Forecast and Methodology, 2016-201 White Paper). Users are increasingly willing to share their data and participate in this market: 40% of broadband households are willing to share data with manufacturers for product monitoring and maintenance (Source: Parks and Associates, “More than three-fourths of U.S. broadband households use Wi-Fi for in-home connectivity,” May 31, 2017). Across 17 countries studied, 27% users are willing to share their personal data in exchange for benefits or rewards like lower costs or personalized service (Source: GFK Insights, “More people firmly agree with sharing personal data, in return for rewards, than firmly disagree,” January 27, 2017).

Cryptonetworking — The cryptonetworking market includes currencies and other tokens that use distributed ledger technology and cryptography to secure transactions and verify asset transfers. We believe that it grew exponentially over the course of 2017 and 2018 and will continue to grow, and that cryptocurrencies are larger than many national currencies and other major payment networks.

Real-time cryptocurrency market capitalization information is available at the CoinMarketCap website.

PhunCoin™ (“PhunCoin”)

We have formed a wholly-owned subsidiary, PhunCoin, Inc. that will be the issuer of our PhunCoin. PhunCoin will be designed for use within the PhunCoin Ecosystem, which is intended to be a rewards marketplace and data exchange whereby users receive PhunCoin in exchange for their information and PhunCoin can be redeemed by users for goods and services. The PhunCoin Ecosystem is currently in the development stage and is intended to enhance and augment our current mobile application platform, which enables businesses to engage, manage and monetize the information collected by end users and our customers from our consumers.

We currently anticipate that our products and technologies will be enhanced through the creation of the PhunCoin Ecosystem, and that users in the new PhunCoin Ecosystem will fall into three basic categories:

●	Manufacturers, consumer product companies, marketing firms, brands and other sellers of goods and services. We generally refer to this group as our “customers.”

●	Individuals that provide personally identifiable information to us and our customers. We generally refer to this group as “consumers.”

●	Application developers that will include the PhunCoin software development kits into their applications and other software developers and engineers that will help create and maintain the PhunCoin Ecosystem. We generally refer to this group as “developers.”

We anticipate that, when the PhunCoin Ecosystem becomes operational, our customers will generally continue to pay us cash for use of our technology and our consumers and developers generally will receive PhunCoin in exchange for providing services and information to us and our customers.

In accordance with the Merger Agreement, PhunCoin Sub has commenced an offering to raise capital to fund the development and creation of the PhunCoin Ecosystem through the issuance of rights to receive future PhunCoin (the “Rights”). These Rights will only be issued to accredited investors pursuant to an offering under Rule 506(c) of Regulation D under the Securities Act that complies with know-your-customer (“KYC”), anti-money-laundering (“AML”) and accredited investor verification requirements.

Our current expectation is that the proceeds from the Rule 506(c) offering of Rights is anticipated to be used solely to fund development of the PhunCoin Ecosystem, with any additional amounts being used at the discretion of the Phunware or PhunCoin Sub. We currently estimate that the use of proceeds from the Rule 506(c) offering of Rights are anticipated to be used as follows:

●	35% — Sales & Marketing

●	35% — Research & Development

●	20% — Ecosystem Development

●	10% — General & Administrative

PhunCoin will be a digital asset built and transacted on top of an existing blockchain technology. We do not intend to create our own blockchain technology. As a part of research and development, we expect to evaluate several blockchain technologies to determine which of these providers meet the design specifications we require to create the PhunCoin Ecosystem. We are currently evaluating the feasibility of potential solutions such as Ethereum, Stellar, Cardano and EOS. For each blockchain technology, we expect to conduct technical evaluations, performance evaluations, user testing, and other analyses in order to determine the best technology for the PhunCoin Ecosystem. In addition, we will only launch on a blockchain technology that will enable us to comply with the registration and other requirements of the federal and state securities laws and other applicable laws and regulations.

When the PhunCoin Ecosystem is operational (i.e., the “Token Generation Event”), which we expect will be approximately one year after the Rule 506(c) offering for Rights has closed, PhunCoin Sub intends to issue PhunCoin pursuant to an offering either registered or eligible for exemption from registration under the Securities Act. However, there is no assurance that the offering of PhunCoin will be registered or eligible for an exemption from registration under the Securities Act. PhunCoin will initially be issued to holders of the Rights and also to holders of Phunware’s Series F Preferred Stock who were also issued warrants that entitle them to receive PhunCoin if the Token Generation Event occurs. These PhunCoin will have the same terms, other than price, as the PhunCoin being issued to holders of the Rights.

For securities law purposes, PhunCoin is deemed to have already been sold to the holders of the Rights and the Phunware warrants with respect to the predecessor Series F Preferred Stock, or the predecessor Series F Warrants. This means that, if and when issued, such PhunCoin will be restricted as to transfer and that any resale by such holders must be made pursuant to an exemption from registration or pursuant to an effective resale registration statement. Phunware does not believe that the PhunCoin issued to holders of the Rights and Series F Warrants will have any material impact on the amount of capital PhunCoin Sub (or Phunware) may be able to raise for the purposes of creating and operating the PhunCoin Ecosystem or other future capital needs. This is because PhunCoin Sub (i) does not currently contemplate using the proposed PhunCoin offering, as described below, to raise capital (although it could determine to do that as well) but rather, to allow PhunCoin to be distributed in exchange for data and services and (ii) Phunware and the PhunCoin Sub expect to be able to access other sources of capital, which may include debt financings and equity financings through additional private placements, or other offerings (including the current Rule 506(c) private placement which is offering up to $100 million of Rights).

Phunware intends for PhunCoin Sub to be the actual issuer of PhunCoin. Before PhunCoin Sub issues PhunCoin to the holders of the Series F Warrants, or the Series F Warrantholders, Phunware will obtain the consent of those Series F Warrantholders representing the requisite vote necessary to amend the Series F Warrants to provide for the assignment by Phunware to PhunCoin Sub of all of Phunware’s obligations to issue PhunCoin. Pursuant to the amendment, PhunCoin Sub will fully and unconditionally assume all of Phunware’s obligations to issue PhunCoin that exist under the Series F Warrants. Phunware will notify all Series F Warrantholders of any amendment to the Series F Warrants and the assignment by Phunware, and the assumption by PhunCoin, of the obligations to issue PhunCoin and intends to file a Current Report on Form 8-K once the amendment is entered into and becomes effective.

Once our proposed PhunCoin offering is either registered with the SEC or eligible for an exemption from registration under the Securities Act, we expect to distribute PhunCoin to developers in exchange for services, i.e. for the inclusion of the PhunCoin software development kit (i.e. SDK) into the developers’ applications and for the application usage data they provide to the PhunCoin Ecosystem. We also intend to distribute PhunCoin to consumers in exchange for their agreements to provide certain benefits to us, including, but not be limited to, enriching their data with additional information and participating in marketing campaigns that will assist us to deliver increased value to customers.

At this time, we have not taken any action to list PhunCoin on a trading platform. We intend to list and allow trading of PhunCoin in the future, but only on those platforms that comply with all applicable federal and state securities laws. Currently, no such trading platforms exist.

PhunCoin is intended to be a digital asset that entitles the holder to access the PhunCoin Ecosystem that we are building and to use PhunCoin in exchange for goods and services in the PhunCoin Ecosystem. Both PhunCoin and the PhunCoin Ecosystem are currently under development and, therefore, the specific legal and economic rights have not been finalized. However, we do not expect that PhunCoin will have any governance, voting, dividend or other rights with respect to either PhunCoin Sub or us, and that we expect that all holders of PhunCoin will have the same rights.

Our core business is as a mobile application platform enabling our customers to utilize the platform to engage, manage and monetize their interaction with consumers. Today, this takes the form of software modules such as location-based services, analytics, content management, marketing automation, and other customer engagement technology designed to create desired business outcomes for that customer. We expect to integrate PhunCoin into our core business platform as well as create new software and systems to support the PhunCoin Ecosystem. PhunCoin will complement and supplement our core business by adding new capabilities for our customers to use “cryptonetworking” to engage consumers, while at the same time creating a new ecosystem that allows those consumers to benefit from the provision and use of their data. Our core business enables the rapid integration of mobile solutions, but PhunCoin further enhances that capability by incentivizing customer and consumer engagement with these solutions.

Cryptonetworking is currently not available to Phunware customers. To make cryptonetworking available, Phunware intends to deploy a combination of standalone technology as well as integration into its MaaS platform such that customers could potentially use cryptonetworking as a reward for consumers taking action in an application built on the MaaS platform. Phunware is not currently generating, nor in the past has it generated, revenue from this product or solution offering. To the extent that this type of functionality may require the PhunCoin Ecosystem to become a registered broker-dealer and register as an alternative trading system with the SEC, PhunCoin Sub intends to undertake those registrations or revise the functionality in order to remain fully compliant with all applicable laws.

Each PhunCoin user account will be created using a technology called self-sovereign identity. This is an identity that is based on blockchain technology and gives the user full control over this identity without a central authority. Since our approach to this identity starts with an application and the user’s mobile device, the User who creates this identity will then be paired to the device through a relationship on that identity system. In addition, this identity will be paired with an account on the blockchain provider, which will then be the blockchain account at which the PhunCoin can be received via transactions. Key recovery functions and custody of private digital asset keys will be handled by the identity solution provider and integrated into the software system.

We do not intend to create our own self-sovereign identity system, but to evaluate other existing systems already proven in the market and to integrate them into the PhunCoin Ecosystem. Such providers include, but are not limited to, Sovrin/Everynm, Veres.One and uPort. As a part of research and development, we will evaluate an array of self-sovereign technology providers to determine which of these providers meet the design specifications we require to create the PhunCoin Ecosystem. For each provider, we will conduct technical evaluations, performance evaluations, user testing, etc. to determine the best technology for the PhunCoin Ecosystem. This will include evaluation and implementation of the technical architecture needed to validate ownership and approve transfer of PhunCoin in order to comply with applicable securities laws.

Where possible, we intend to use existing mobile security features, such as, but not limited to, Apple Touch ID to further secure and at the same time enable easy access to the PhunCoin application using biometric/fingerprint capabilities of those devices.

Our Solution

Our business model includes a combination of subscription, transaction and service offerings that enable customers to engage, manage and monetize their mobile application portfolios throughout the mobile application lifecycle, which occurs in four phases:

●	Strategize — We help brands define the application experience and determine the operating systems, feature sets and use cases they want their mobile application to support.

●	Create — We help brands build, buy or lease their application portfolio.

●	Launch — We help brands launch their applications and build their mobile audience.

●	Engage, Monetize and Optimize — We help brands activate, monetize and optimize their mobile application portfolios.

Our Offerings

Within the four core markets above, our MaaS platform, products and solutions include the following:

●	Software, including recurring one- to five-year software licensing for

●	MaaS software ingredients that are included inside mobile application portfolios such as Software Development Kits (“SDKs”), Application Programming Interfaces (“APIs”), scripts, portals, integrations, interfaces and other software tools, solutions and services that address

●	Business Intelligence & Analytics (SDK that provides data related to application use and engagement),

●	Content Management (SDK that allows application admins to create and manage app content in a cloud-based portal),

●	Alerts, Notifications & Messaging (SDK that enables brands to send messages to app users through the app),

●	Marketing Automation (SDK that enables location-triggered messages and workflow);

●	Advertising (SDK that enables in-app audience monetization);

●	Loyalty & Rewards,

●	Commerce,

●	Location-Based Services (module that include Mapping, Navigation, Way finding, Workflow, Asset Management and Policy Enforcement), and

●	Support & Maintenance of the application;

●	MaaS software application frameworks that pre-integrate all of our MaaS software ingredients for use within mobile application portfolios, solutions and services; and

●	MaaS vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address

●	the patient experience for healthcare,

●	the shopper experience for retail,

●	the fan experience for sports,

●	the traveler experience for aviation,

●	the luxury resident experience for real estate,

●	the luxury guest experience for hospitality,

●	the student experience for education and

●	the generic user experience for all other verticals and applications.

●	Application transactions, including re-occurring and one-time transactional media purchases, often via insertion orders, for

●	application discovery, user acquisition and audience building,

●	audience engagement, and

●	audience monetization;

●	Data, including re-occurring and one-time application transaction media campaigns and recurring one to five year data licensing for one-to-one, indoor and outdoor, consumer targeting across

●	Global Position Systems (GPS),

●	high- and low-density WiFi,

●	physical and virtual beacons; and

●	Cryptonetworking, including a PhunCoin crypto ecosystem that directly connects and rewards mobile application users and user segments worldwide with the businesses that want to reach them locally, regionally or globally at scale. Cryptonetworking and PhunCoin is not currently available to our customers, as the Phunware is evaluating blockchain technologies for its PhunCoin Ecosystem.

Competitive Strengths

Fully integrated and comprehensive solutions: Our comprehensive solutions can be used across mobile application experience definition, application portfolio creation, user discovery, user acquisition, user engagement and user monetization. Data from application analytics and our database of over one petabyte can be used to inform business decisions related to mobile strategy, marketing, operations and more.

Data reach and scale: Since Phunware’s founding in 2009, our goal has been to use our software platform within the application portfolios of the world’s largest companies and brands to create a massive database of proprietary Phunware IDs for every device touching networks globally to then reach everyone, everywhere, indoors and outdoors, in real time, on a 1-to-1 basis.

Built to be mobile-first, native-first, cloud-based: Phunware was built from the ground up to focus on native mobile development, while other companies in the mobile space have attempted to create shortcuts with “write once, run anywhere” software. The result is almost a decade of platform-specific mobile expertise, a major competitive differentiator.

Results-driven culture: Our employees are granted stock options upon hire and are encouraged to think of Phunware as a company they own rather than a company for which they work. We also promote from within to reward top performers and encourage leadership development. The result is an employee base singularly focused on solving problems and driving results.

Intellectual property portfolio development and world-class engineering resources: Through our world-class in-house technical and engineering organization, we have focused developing our intellectual property, including methods of accessing wireless account information, rendering content on a wireless device, indoor navigation with a mobile device and more. We are developing creative solutions to solve complex technical problems and create competitive advantages for our customers.

Consumer-first mindset: As news stories about improper use and abuse of consumer data by social networks and app developers continue to surface, we are in a unique position to capitalize on other technology companies’ lack of foresight. The PhunCoin crypto token will empower users to control and be compensated for the data they contribute to the PhunCoin Ecosystem, and it will prevent traditional security breach concerns by storing and biometrically protecting data and self-sovereign identity client-side (versus in the cloud).

Our Growth Strategy

Key elements of our growth strategy include:

Expand mobile products and services. Mobile applications, media and data are among the fastest-growing and complex technology markets. We have made significant investments in research and development and plan to continue extending the functionality and breadth of our applications in the future.

Deepen existing customer relationships. We believe that we are well positioned to identify new opportunities or enhance existing services and solutions within our existing customers. We create cross and upsell opportunity between subscription, media and data customers as each customer seeks to deepen its approach to mobile application lifecycle management.

Develop new relationships to expand our customer base. We intend to continue to grow our customer base by expanding our team of sales professionals and developing our indirect channel relationships. We are able to leverage our mobile expertise and capabilities to compete effectively for new customers both directly and indirectly. Primary indirect channels include hardware, software, carriers and systems integrators/consultancies.

Continue to grow our strong domestic footprint and expand internationally. We have a strong and growing presence in the United States and we believe there are significant opportunities for further domestic expansion. We believe there are multiple attractive market opportunities, both domestically and internationally, into which we will continue to opportunistically expand. Top expansion targets include entertainment, healthcare, retail and real estate — all verticals that benefit from our integrated solutions, comprehensive lifecycle approach and ability to engage users in both digital and physical worlds.

Add new capabilities and geographic regions through strategic acquisition. We operate in a fragmented market that offers significant consolidation opportunities. We will continue to evaluate strategic acquisitions and partnerships that enhance our capabilities and expand our geographic footprint, both domestically and internationally.

Expand our partnership network with third-party providers of tools and services. We are able to leverage our mobile expertise and capabilities to compete effectively for new customers both directly and indirectly. Primary indirect channels include hardware, software, carriers and systems integrators/consultancies. We are focused on building our brand to grow within existing and target end markets where there is strong demand for the products and solutions we provide.

Our Customers

Our target customers are enterprise companies with consistent IT spending that are looking to enact digital transformation in their business — whether it is retail, healthcare, entertainment, real estate or any other industry. We provide technology and solutions to support these companies through every stage of the mobile application lifecycle.

We believe the multi-year contractual nature of our software and managed services provides revenue visibility. Our subscription agreements with our customers consist of standard services agreements that generally do not contain any minimum commitment terms that would guarantee business for us and do not impose obligations upon us such as exclusivity or other terms. These agreements provide standard terms relating to payment, liability, performance, cancellation and termination, confidentiality, and indemnification obligations, among other provisions. All of these agreements contain terms of service that generally are consistent across Phunware’s customers. These standard services agreements are, for the most part, governed by the standard terms and conditions from the Interactive Advertising Bureau’s (“IAB”) Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less, which provides that in the event that payments are not paid to the agency, then the media company, or us, agrees to hold the advertiser solely liable.

Concentration of Major Customers

During the fiscal year ended December 31, 2017, Phunware’s sales were concentrated with Fox Networks Group (“Fox”) and Fetch Media, Ltd. (“Fetch”), which accounted for 44% and 11% of our net sales, respectively. During the fiscal year ended December 31, 2016, Fetch accounted for 49% of our net sales. As with our other subscriptions and services customers, our contractual arrangements with Fox are governed by standard terms of service and statements of work. Furthermore, our contractual arrangements with our application transaction customers, including Fetch, are governed by insertion orders, which in addition to being governed by our standard terms and conditions are also governed by IAB terms, including but not limited to payment liability and obligations. The revenue concentration of these customers is simply a function of the Company selling additional services and expanding the scope of work. Terms are consistent with our standard terms and contain no materially different terms or conditions.

Our agreements, including those with Fox and Fetch, are pursuant to standard services agreements. All of these agreements contain standard terms of service that generally are consistent across Phunware’s customers.

Our application transaction agreements, also known as insertion orders, are typically governed by the IAB Standard Terms and Conditions for Internet Adverting for Media Buys One Year or Less (V3.0) (the “IAB Terms”), which can be found on the IAB’s website. The IAB Terms in Section III.c provide that in the event that payments are not paid to the agency, then the media company, or us, agrees to hold the advertiser solely liable . Phunware views the agreements as contracts that ordinarily accompany the business conducted by Phunware and, because of the lack of any commitments to provide a certain amount of business, Phunware is not substantially dependent on the agreements.

Technology Infrastructure and Operations

Our hybrid SaaS solutions enable us to develop and deliver products to customers at large scale with best-fit cost efficiencies. Our customers are served from geographically disperse datacenter and cloud hosting providers primarily located on the United States West and East coasts, Ireland, and Tokyo, along with content delivery network (“CDN”) providers located throughout the world.

Each hosting facility has multiple compliance accreditations including ISO 27001, 27017, 27018, SOC 1-3, SSAE-16, HIPAA and PCI-DSS. All facilities have 24x7 on-site security staff, biometric access control, security cameras and pre-approved and escorted access controls. Our facilities feature redundant power, battery backup, air conditioning systems and diesel generators to ensure our uptime and availability.

Our solutions are built using service and micro-service oriented architecture principles, utilizing open source and commercially available software. All of our products are built with scale, fault tolerance and redundancy as foundational pillars. Our operations teams are on-call and staffed 24x7x365 ensuring we can meet the high levels of uptime and performance demanded by our customers, and to meet or exceed our 99.9% SLA availability commitment outside of planned maintenance windows.

We believe application security is paramount to the foundational design for all the software we write. Our software architects treat code security as a core requirement and our development teams follow security standards at each stage of our Secure Development Lifecycle (“SDLC”). Our products contain numerous features designed to keep our platform and products secure, including encrypted data transportation (“HTTPs”), multi-factor authentication, API/SDK authentication and authorization, role-based access controls, and encrypted data at rest. We implement manual code reviews, static application security testing (“SAST”), open source analysis (“OSA”), in-house QA/QC engineering and third party security assessments to ensure our technology infrastructure is secure.

Competition

The market for technology and solutions related to mobile application lifecycle management is evolving, highly competitive and significantly fragmented. With the introduction of new technologies and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We compete primarily with companies offering cloud-based software solutions for location-based services, mobile marketing automation, content management, analytics and audience monetization, as well as data and campaign management for audience building and engagement. We also sometimes compete with application development agencies, in-house mobile teams and products developed by software providers that allow customers to build and scale new mobile applications. Our competitors include Adobe, Oracle, Urban Airship, Chaotic Moon, Adroll and many more.

We believe the principal competitive factors in our market include the following:

●	product features and functionality;

●	location accuracy and latency;

●	technology architecture;

●	level of customer satisfaction;

●	ease of use;

●	deployment options and hardware flexibility;

●	breadth and depth of application functionality;

●	professional services and customer support;

●	total costs of ownership;

●	brand awareness and reputation;

●	sophistication of technology platform;

●	actionable insights through big data analytics;

●	capability for customization, configurability, integration, security, scalability and reliability of applications;

●	ability to innovate and respond to customer needs rapidly;

●	domain expertise;

●	global reach;

●	size of customer base and level of user adoption; and

●	ability to integrate with legacy enterprise infrastructures and third-party applications.

Some of our current competitors have, and future competitors may have, greater financial, technical, marketing and other resources, greater resources to devote to the development, promotion, sale and support of their products and services, more extensive customer bases and broader customer relationships, and/or longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, some competitors may also be able to offer competing solutions at little or no additional cost by bundling them with their existing suite of solutions.

Government Regulation

We are subject to numerous U.S. and foreign laws and regulations that are applicable to companies engaged in the business of advertising on mobile devices. In addition, many areas of law that apply to our business are still evolving and could potentially affect our business to the extent they restrict our business practices or impose a greater risk of liability.

Given the nascent stage of mobile advertising, industry practices are rapidly evolving. We participate in the Digital Advertising Alliance and other industry groups that are developing best practices for the mobile advertising industry.

Privacy and Data Protection

Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us and privacy and data protection issues generally have gained wide media and public attention recently. Online advertising activities in the United States have primarily been subject to regulation by the FTC, which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of online privacy policies and would apply to privacy practices in the mobile advertising industry. In December 2012, the FTC adopted amendments to rules under COPPA, which went into effect in July 2013. These amendments broadened the potential applicability of COPPA compliance obligations to our activities and those of our clients. Further, Europe’s new General Data Protection Regulation (which came into force in May 2018) extends the jurisdictional scope of European data protection law. As a result, we will be subject to the European Union’s General Data Protection Regulation (“GDPR”) when we provide our media and data services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices.

The issue of privacy in the mobile advertising industry is still evolving. Federal legislation and rulemaking has been proposed from time to time that would govern certain advertising practices as they relate to mobile devices, including the use of precise geolocation data. Although such legislation has not been enacted, it remains a possibility that such federal and state laws may be passed in the future.

There have been numerous civil lawsuits, including class action lawsuits, filed against companies that conduct business in the mobile device industry, including makers of mobile devices, mobile application providers, mobile operating system providers and mobile third-party networks. Plaintiffs in these lawsuits have alleged a range of violations of federal, state and common laws, including computer trespass and violation of privacy laws.

In addition, mobile services are generally not restricted by geographic boundaries and our services reach mobile devices throughout the world. We transact business with our customers in Europe and Southeast Asia and, as a result, some of our activities may also be subject to the laws of foreign jurisdictions. In particular, European data protection laws can be more restrictive regarding the collection and use of data than those in U.S. jurisdictions. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality into our solutions. Our research and development efforts are focused on improving and enhancing our existing service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions. Performance, security, functional depth and breadth, and usability of our solutions drive our technology decisions and product development.

Intellectual Property

Our ability to protect our intellectual property, including our technologies, is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. We have established business procedures designed to maintain the confidentiality of our proprietary information such as the use of our license agreements with customers and our use of our confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate. Some of our technologies rely upon third party licensed intellectual property.

In the United States, we have 13 patents issued and 6 non-provisional patent applications pending. The issued patents expire between the years 2027 and 2036. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark, and trade secret protection may not be available or may be limited in foreign countries.

Our industry is characterized by the existence of a large number of patents and claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trade secret, and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from continuing to offer our solution or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. Competitors may also be more likely to claim that our solutions infringe their proprietary rights and seek an injunction against us from continuing to offer our platform. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Employees

We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of November 30, 2018, we had 153 employees, including 109 software developers, engineers, QA engineers and product managers. We employed a sales and marketing force of approximately 22 professionals.

We believe it is as the result of its employee base that we have long-standing customer engagements and strong financial performance. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.

Facilities

Our corporate headquarters is located in Austin, Texas, where we currently lease approximately 10,600 square feet under the lease agreement set to expire in 2020. We also lease facilities in Newport Beach, California; San Diego, California; and Miami, Florida. We believe our current facilities are adequate to meet our ongoing needs and that, to accommodate growth, we will seek additional facilities as needed to satisfy our growth.

Corporate Information

Our principal executive offices are located at 7800 Shoal Creek Blvd, Suite 230-S, Austin, TX, and our telephone number is 512-693-4199. We also lease facilities in Newport Beach, California; San Diego, California; and Miami, Florida. Our website is located at www.phunware.com.

Management and Board Expertise

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

Significant Activities Since Inception

On August 24, 2016, Stellar consummated its IPO of 6,500,000 units. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $65,000,000. On August 24, 2016, simultaneously with the consummation of such offering, Stellar completed a private placement of an aggregate of 7,650,000 warrants to its Sponsor, generating gross proceeds of $3,825,000.

The underwriters exercised their over-allotment option in part and, on September 28, 2016, the underwriters purchased 400,610 units, which were sold at an offering price of $10.00 per unit, generating gross proceeds of $4,006,100. On September 28, 2016, simultaneously with the sale of such units, Stellar consummated the private sale of an additional 320,488 Private Placement Warrants to our Sponsor, generating gross proceeds of $160,244. In connection with the partial over-allotment exercise, certain of the Initial Shareholders forfeited an aggregate of 166,758 Founder Shares.

A total of $70,386,222 of the net proceeds from Stellar’s IPO (including the partial exercise of the over-allotment option) and the private placements was deposited in a Trust Account established for the benefit of our Public Shareholders.

On August 24, 2017, Stellar issued unsecured promissory notes in the aggregate amount of $303,300 to the Sponsors. The Sponsors deposited into Stellar’s Trust Account an aggregate of $303,300 and Stellar instructed the Trust Agent to apply toward the principal held in the Trust Account $99,236 of interest earned on the funds in the Trust Account available for withdrawal, representing an aggregate of $402,536, or $0.058 per public share, as described in the prospectus filed by Stellar in connection with its IPO. As a result, the period of time Stellar had to consummate a business combination was extended by three months to November 24, 2017. The notes bear no interest and were repayable in full upon consummation of Stellar’s initial business combination.

On November 24, 2017, Stellar issued additional unsecured promissory notes to the Sponsors. The Sponsors deposited into Stellar’s Trust Account an aggregate of $301,000 and Stellar instructed the Trust Agent to apply toward the principal held in the Trust Account $101,536 of interest earned on the funds in the Trust Account available for withdrawal, representing an aggregate of $402,536, or $0.058 per Public Share. As a result, the period of time Stellar had to consummate a business combination was extended by three months to February 24, 2018. The notes bear no interest and were repayable in full upon consummation of Stellar’s initial business combination.

On February 24, 2018, Stellar issued additional unsecured promissory notes to the Sponsors. The Sponsors deposited into Stellar’s Trust Account an aggregate of $167,100 and Stellar instructed the Trust Agent to apply toward the principal held in the Trust Account $34,168 of interest earned on the funds in the Trust Account available for withdrawal, representing an aggregate of $201,268. In addition, Phunware deposited into Stellar’s Trust Account an aggregate of $201,268 in exchange for an unsecured promissory note to Phunware. The aggregate of the Sponsors and Phunware contributions to the Trust Account amounted to $402,536, or $0.058 per Public Share. The notes bear no interest and were repayable in full upon consummation of Stellar’s initial business combination. As a result, the period of time Stellar had to consummate a business combination was extended by three months to May 24, 2018.

On May 22, 2018, Stellar held a special meeting of shareholders (the “May 2018 Extension Meeting”), at which its shareholders approved (i) an amendment to Stellar’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination from May 24, 2018 to August 24, 2018 or such earlier date as determined by its board of directors; and (ii) the amendment and restatement of that certain Investment Management Trust Agreement, dated as of August 18, 2016, by and between Stellar and Continental Stock Transfer & Trust Company (“Continental”), to extend the date on which Continental must liquidate the Trust Account if Stellar has not completed an initial business combination, from May 24, 2018 to August 24, 2018, and to permit the withdrawal of funds from the Trust Account to pay shareholders who properly exercise their redemption rights in connection with such amendment. Shareholders holding 3,353,060 Public Shares exercised their right to redeem such Public Shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $34,787,998 (or approximately $10.375 per share) were removed from the Trust Account to pay such holders.

In addition, the Sponsors agreed to contribute to Stellar as a loan $0.035 for each Public Share that was not redeemed, for each calendar month (commencing on May 24, 2018 and on the 24th day of each subsequent month), or portion thereof, that is needed by Stellar to complete a business combination from May 24, 2018 until August 24, 2018, to be deposited in the Trust Account. Accordingly, The Sponsors contributed an aggregate of approximately $124,164 (the “Monthly Extension Contribution Notes”) to Stellar by the 24th day of each such calendar month, with the initial Contribution made on May 24, 2018. The Monthly Extension Contribution Notes did not bear interest and was repayable by Stellar to the Sponsors upon consummation of an initial business combination.

On August 22, 2018, Stellar held a special meeting of shareholders (the “August 2018 Extension Meeting”), at which its shareholders approved (i) an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination from August 24, 2018 to December 26, 2018 or such earlier date as determined by Stellar’s board of directors, and (ii) the amendment and restatement of that certain Amended and Restated Investment Management Trust Agreement, dated as of May 23, 2018, by and between Stellar and Continental, to extend the date on which Continental must liquidate the Trust Account to permit the withdrawal of funds from the Trust Account to pay shareholders who properly exercise their redemption rights in connection with such extension. Shareholders holding 1,695,830 Public Shares exercised their right to redeem such Public Shares into a pro rata portion of the Trust Account. As a result, an aggregate of approximately $17,772,299 (or approximately $10.48 per share) were removed from the Trust Account to pay such holders.

In connection with the August 2018 Extension Meeting, the Sponsors agreed to contribute to Stellar as a loan $0.04 for each Public Share that was not redeemed, for each calendar month (commencing on August 24, 2018 and on the 24th day of each subsequent month), or portion thereof, that is needed by Stellar to complete a business combination from August 24, 2018 until December 26, 2018, to be deposited in the Trust Account. Accordingly, The Sponsors contributed an aggregate of approximately $158,452 (the “Additional Monthly Extension Contribution Notes”) to Stellar within five calendar days from the beginning of each such calendar month, with the initial contribution contributed by August 29, 2018. The Additional Monthly Extension Contribution Notes bear no interest and were repayable in full upon consummation of Stellar’s initial business combination.

In connection with such extensions, the per Public Share amount in Stellar’s Trust Account increased from $10.20 (as of the closing of its IPO) to $10.64, as of the date of the Business Combination.

On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

The above notes to the Sponsors bear no interest and were repayable in full upon consummation of Stellar’s initial business combination. The Sponsors have the option to convert any unpaid balance of such notes into warrants exercisable for shares of the Stellar’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by Stellar in connection with Stellar’s IPO. At the closing of the Business Combination, the Sponsors were issued 2,211,572 Private Placement Warrants as repayment in full for the unsecured promissory notes.

From February 2018 through November 2018, the Company issued notes payable to Phunware in the aggregate of $535,655. The notes to Phunware bears no interest and repayable in full upon consummation of Stellar’s initial business combination. The notes Phunware were eliminated with the assumption of Stellar’s balance sheet as a result of the Business Combination.

Government, Environmental and Other Regulations

The regulatory framework for privacy issues is evolving worldwide and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In Europe, in October 2015 the Court of Justice of the European Union invalidated the “U.S.-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime and therefore were not directly affected by this decision. In July 2016, the European Commission approved the Privacy Shield, which is a set of principles and related rules that are intended to replace the U.S.-EU Safe harbor framework. We are in the process of determining whether to join the Privacy Shield program. Stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate datacenters in the European Union which would result in a higher cost of doing business in these jurisdictions.

In particular, the GDPR extends the jurisdictional scope of European data protection law. As a result, we will be subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide revenue. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

The FTC has also adopted revisions to the Children’s Online Privacy Protection Act (“COPPA”) that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA and the FTC continues to provide guidance and clarification as to its 2013 revisions of COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, the FTC recently fined an ad network for certain methods of collecting and using data from mobile applications, including certain applications directed at children and failing to disclose the data collection to mobile application developers in their network.

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data and unique device identifiers as personal data under California law. Furthermore, the GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of the date of this Report:

Name	Age	Position
Executive Officers
Alan S. Knitowski	49	Chief Executive Officer and Director
Luan Dang	47	Chief Technical Officer
Matt Aune	43	Chief Financial Officer
Randall Crowder	38	Chief Operating Officer and Director

EXECUTIVE OFFICERS

Alan Knitowski co-founded Phunware and has served as its Chief Executive Officer and a member of the board of directors since February 2009. Prior to co-founding Phunware, Mr. Knitowski served as President of Strategic Investments and Managing Director for Trymetris Capital Management, LLC, or Trymetris, a hedge fund sponsor, from April 2004 to February 2009. Mr. Knitowski holds a B.S. in Industrial Engineering from The University of Miami, an M.S. in Industrial Engineering from the Georgia Institute of Technology and an M.B.A from the Haas School of Business at the University of California, Berkeley.

Luan Dang co-founded our Phunware and has served as its Chief Technology Officer since February 2009. Prior to co-founding Phunware, he served as President of Alternative Investments for Trymetris from April 2004 to February 2009. Mr. Dang holds a B.S. in Computer Engineering from the University of California at San Diego and an M.S. in Computer Science from Stanford University.

Matt Aune has served as Phunware’s Chief Financial Officer since August 2013. Mr. Aune previously served as its Director of Finance and Accounting from August 2011 to August 2013. Prior to joining Phunware, Mr. Aune was employed by Sony Computer Entertainment America as Senior Business Finance and Operations Analyst from July 2010 to August 2011. From 2003 to 2009, Mr. Aune served in a variety of roles at Midway Games, a video game developer and publisher, with his final role as the Senior Manager of Financial Planning and Analysis for Worldwide Product Development. Mr. Aune holds a B.A. in Economics from the University of California, San Diego and an M.B.A. from San Diego State University.

Randall Crowder has served as Phunware’s Chief Operating Officer since February 2018. In September 2017, he founded and continues to serve as the Managing Partner at Nove Ventures, a venture capital firm, which focuses on investing in established companies like Phunware that are looking to leverage blockchain technology to complement their core business model. Since August 2009, Mr. Crowder has also been a co-founder and Managing Partner at TEXO Ventures, which focuses primarily on tech-enabled health services. Mr. Crowder holds a B.S. in General Management from the United States Military Academy at West Point and an M.B.A. from the McCombs School of Business at the University of Texas at Austin.

Item 1a. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Report, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Risks Related to Our Business, Operations and Industry

Our revenue has declined, we have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.

We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the fiscal year ended December 31, 2017, and expect to have a net loss for the fiscal year ended December 31, 2018. These losses were due to both a reduction in revenue in 2017 and for the nine months ended September 30, 2018, and the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology offerings and services in response to ongoing market changes.

The collaboration and technology solutions business and markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our success depends on our ability to continue to develop and implement technology offerings and services that anticipate or timely respond to rapid and continuing changes in technology and industry developments and offerings by new technology providers to serve the evolving needs of our customers. Examples of areas of significant change in the industry include cloud, software defined infrastructure, virtualization, security, mobility, data analytics and IoT, the continued shift from maintenance to managed services and ultimately to cloud based services, as-a-service solutions, security and information technology automation. In addition, enterprises are continuing to shift from on-premise, hardware infrastructure to software centric hosted solutions. Technological developments such as these may materially affect the cost and use of technology and services by our customers and could affect the nature of how our revenue is generated. These technologies and others that may emerge, could reduce and, over time, replace some of our current business. In addition, customers may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate new technologies. If we do not sufficiently invest in new technology, industry developments and our personnel, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our technology offerings and services, our results of operations and our ability to develop and maintain a competitive advantage and to continue to grow could be negatively affected.

In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to out account managers, sales technology specialists, engineers and consultants to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.

If we are unable to expand or renew sales to existing customers, or attract new customers, our growth could be slower than expected and our business may be harmed.

Our future growth depends upon expanding sales and renewals of our technology offerings and services with existing customers. Our customers may not purchase our technology offerings and services, or our customers may reduce their purchase rate of services, if we do not demonstrate the value proposition for their investment and we may not be able to replace existing customers with new customers. In addition, our customers may not renew their contracts with us on the same terms, or at all, because of dissatisfaction with our service. If our customers do not renew their contracts, our revenue may grow more slowly than expected, may not grow at all, or may decline.

Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire and sales personnel may not become fully productive on the timelines that we have projected, or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that its efforts will increase sales to existing customers or additional revenue. If our efforts to upsell to our customers are not successful, our future growth may be limited.

Our ability to achieve significant growth in revenue in the future will also depend upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate competing technology offerings and services into our business, as such organization may be reluctant or unwilling to invest in new technology offerings and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue may grow more slowly than expected and our business may be harmed.

Demand for our technology offerings and services could be adversely affected by volatile, negative, or uncertain economic conditions and the effects of these conditions on our customers’ businesses.

Our revenue and profitability depend on the demand for our technology offerings and services, which could be negatively affected by numerous factors, many of which are beyond our control. Volatile, negative, or uncertain economic conditions affect our customers’ businesses and the markets we serve. Such economic conditions in our markets have undermined and could in the future undermine, business confidence in our markets and cause our customers to reduce or defer their spending on new technology offerings and services, or may result in customers reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast customer demand and effectively build our revenue and resource plans.

Economic volatility and uncertainty is particularly challenging because it may take some time for the effects and changes in demand patterns resulting from these and other factors to manifest themselves in our business and results of operations. Changing demand patterns from economic volatility and uncertainty could have a significant negative impact on our business, results of operations, or financial condition.

Substantial competition could reduce our market share and significantly harm our financial performance.

We expect the competitive landscape in which we compete to continue to change as new technologies are developed. While innovation can help our business as we create new offerings for us to sell and provide complementary services, it can also disrupt our business model and create new and stronger competitors. For instance, while cloud based solutions present an opportunity for us, cloud based solutions and technologies that deliver technology solutions as a service could increase the amount of sales directly to customers rather than through solutions providers like us, or could reduce the amount of hardware we sell, leading to a reduction in our technology offerings revenue and/or profitability. In addition, some of our hardware and software technology partners sell and could intensify their efforts to sell, their products directly to our customers. Moreover, traditional OEMs have increased their services capabilities through mergers and acquisitions with service providers, which could potentially increase competition in the market to provide comprehensive technology solutions to customers. If any of these trends becomes more prevalent, it could adversely affect our business, results of operations, or financial condition.

Our future results will depend on our ability to continue to focus our resources and manage costs effectively.

We are continually implementing productivity measures and focusing on measures intended to further improve cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts within the expected time frame, or at all and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.

If we are unable to control costs, we may incur losses, which could decrease our operating margins and significantly reduce or eliminate our profits. Our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs could adversely impact our business, results of operations, or financial condition.

Our profitability could suffer if we are not able to manage large and complex projects and complete fixed price, fixed timeframe contracts on budget and on time.

Our profitability and operating results are dependent on the scale of our projects and the prices we are able to charge for our technology offerings and services. We perform a significant portion of our work through fixed price contracts, in which we assume full control of the project team and manage all facets of execution. As a significant portion of our projects are on a fixed price model, we may be unable to accurately estimate the appropriate project price and successfully manage such projects. Although we use specified technical processes and our past experience to reduce the risks associated with estimating, planning and performing fixed price and fixed timeframe projects, we face the risk of cost overruns, completion delays and wage inflation in connection with these projects. If we fail to accurately estimate the resources or time required for a project or future rates of wage inflation, or if we fail to perform contractual obligations within the contractual timeframe, our profitability could suffer.

The challenges of managing larger and more complex projects include:

●	maintaining high quality control and process execution standards;

●	maintaining planned resource utilization rates on a consistent basis;

●	maintaining productivity levels and implementing necessary process improvements;

●	controlling project costs;

●	maintaining close customer contact and high levels of customer satisfaction;

●	recruiting and retaining sufficient numbers of skilled IT professionals; and

●	maintaining effective customer relationships.

In addition, large and complex projects may involve multiple engagements or stages and there is a risk that a customer may choose not to retain us for additional stages or may cancel or delay additional planned engagements. Such cancellations or delays may make it difficult to plan our project resource requirements and may result in lower profitability levels than we anticipated upon commencing engagements.

Our investments in new services and technologies may not be successful and our business strategy is evolving and may involve pursuing new lines of business or strategic transactions and investments, or dispositions of assets or businesses that may no longer help us meet our objectives, and such efforts may not be successful.

We continue to invest in new services and technologies, including cloud, virtualization, security, mobility, data analytics and blockchain. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our customers may not adopt these solutions widely, which would prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they still rely on third-party hardware and software and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations, or financial condition.

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of providing mobile advertising analytics products and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.

If we decide to sell assets or a business, we may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. We may also dispose of a business at a price or on terms that are less desirable than we had anticipated. In addition, we may experience greater dis-synergies than expected and the impact of the divestiture on our revenue may be larger than projected.

If we lose any of our key personnel, or are unable to attract and retain the talent required for our business, our business could be disrupted and our financial performance could suffer.

Our success is heavily dependent upon our ability to attract, develop, engage and retain key personnel to manage and grow our business, including our key executive, management, sales, services and technical personnel.

Our future success will depend to a significant extent on the efforts of our executive officers, as well as the continued service and support of other key employees. Our future success also will depend on our ability to attract and retain highly skilled technology specialists, engineers and consultants, for whom the market is extremely competitive.

Our inability to attract, develop and retain key personnel could have an adverse effect on our relationships with our technology partners and customers and adversely affect our ability to expand our offerings of technology offerings and services. Moreover, our inability to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could adversely affect our business, results of operations, or financial condition.

It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our common stock on Nasdaq.

We may be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of changes in the rules and regulations which govern publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and Nasdaq heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq could be adversely affected.

Our ability to attract and retain business and personnel may depend on our reputation in the marketplace.

We believe our brand name and our reputation in the marketplace are important corporate assets that help distinguish our technology offerings and services from those of competitors and contribute to our ability to recruit and retain talented personnel, in particular our engineers and consulting professionals. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with customers, cybersecurity breaches, service outages, internal control deficiencies, delivery failures, or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former customers, directors, employees, competitors, vendors, partners, joint ventures or joint venture partners, adversaries in legal proceedings, legislators, or government regulators, as well as members of the investment community or the media. There is a risk that negative information about us, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select us for new engagements, resulting in a loss of business and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us, adversely affecting the Successor’s share price.

Future acquisitions could disrupt our business and may divert management’s attention and, if unsuccessful, harm our business.

We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including acquisitions in Odyssey, Simplikate, Digby, Tapit! and GoTV. Acquisitions involve many risks, including the following:

●	an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;

●	we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;

●	an acquisition may disrupt our ongoing business, divert resources, increase our expenses, or distract our management;

●	an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

●	we may encounter difficulties in, or may be unable to, successfully sell any acquired technology offerings or services;

●	an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;

●	the challenges inherent in effectively managing an increased number of employees in diverse locations;

●	the potential strain on our financial and managerial controls and reporting systems and procedures;

●	the potential known and unknown liabilities associated with an acquired company;

●	our use of cash to pay for acquisitions would limit other potential uses for our cash;

●	if we incur additional debt to fund such acquisitions, such debt may subject us to additional material restrictions on our ability to conduct our business as well as additional financial maintenance covenants;

●	the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;

●	to the extent that we issue a significant amount of equity or equity linked securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and

●	managing the varying intellectual property protection strategies and other activities of an acquired company.

We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel, or operations of any acquired business, or any significant delay in achieving integration, could harm our business, results of operations, or financial condition.

We may not be able to recognize revenue in the period in which our services are performed, which may cause our margins to fluctuate.

Our services are performed under both time and material and fixed price contract arrangements. All revenue is recognized pursuant to applicable accounting standards. Our failure to meet all the obligations, or otherwise meet a customer’s expectations, may result in us having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which all obligations have been met.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

U.S. generally accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. We are required to implement this guidance in the first quarter of our fiscal year 2019, as we have elected to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The most significant impact relates to our accounting for subscriptions to our MaaS licenses and application development services, which may potentially make revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we have to capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms. Any difficulties in implementing these pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us. In addition, to adopt the new standard we had to implement a new revenue recognition module in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. That increased spending will continue through at least our first fiscal quarter of 2019 and will likely increase our audit fees on an ongoing basis thereafter.

There has been limited precedence set for financial accounting of digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.

There has been limited precedence set for the financial accounting of digital assets, it is unclear how the Company will be required to account for digital asset transactions or assets. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account, including accounting for PhunCoin, and harm investors.

We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include:

●	changes in spending on subscriptions, services and application transactions media offerings and services by our current or prospective customers;

●	pricing our technology offerings and services effectively so that we are able to attract and retain customers without compromising our operating results;

●	attracting new customers and increasing our existing customers’ use of our technology offerings and services;

●	the mix between new contracts and renewals;

●	customer renewal rates and the amounts for which agreements are renewed;

●	seasonality and its effect on customer demand;

●	awareness of our brand;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new technologies and technology enhancements;

●	changes to the commission plans, quotas and other compensation related metrics for our sales representatives;

●	the amount and timing of payment for operating expenses, particularly sales and marketing expense;

●	our ability to manage our existing business and future growth, domestically and internationally;

●	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure, including disruptions in our hosting network infrastructure and privacy and data security; and

●	general economic and political conditions in our domestic and international markets.

●	customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;

●	budgeting cycles of our customers;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers;

●	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including marketing events and commissions and bonuses associated with performance) and employee benefit expenses;

●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;

●	the amount and timing of costs associated with recruiting, training and integrating new employees;

●	the amount and timing of cash collections from our customers and the mix of quarterly and annual billings;

●	introduction and adoption of our marketing solutions in markets outside of the United States;

●	unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;

●	awareness of our thought leadership and brand on a global basis;

●	changes in the levels of our capital expenditures;

●	foreign currency exchange rate fluctuations; and

●	general economic and political conditions in our domestic and international markets.

We may not be able to accurately forecast the amount and mix of future technology offerings and services, size or duration of contracts, revenue and expenses and, as a result, our operating results may fall below our estimates.

We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.

We are dependent on technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.

In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such GDPR and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

If we cause disruptions in our customers’ businesses or provide inadequate service, our customers may have claims for substantial damages against us, which could cause us to lose customers, have a negative effect on our corporate reputation and adversely affect our results of operations.

If we make errors in the course of delivering services to our customers or fail to consistently meet our service level obligations or other service requirements of our customers, these errors or failures could disrupt our customer’s business, which could result in a reduction in our revenue or a claim for substantial damages against us. In addition, a failure or inability by us to meet a contractual requirement could subject us to penalties, cause us to lose customers or damage our brand or corporate reputation and limit our ability to attract new business.

The services we provide are often critical to our customers’ businesses. Certain of our customer contracts require us to comply with security obligations including maintaining network security and backup data, ensuring our network is virus free, maintaining business continuity planning procedures and verifying the integrity of employees that work with our customers by conducting background checks. Any failure in a customer’s system, failure of our data center, cloud or other offerings, or breach of security relating to the services we provide to the customer could damage our reputation or result in a claim for substantial damages against us. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure in the locations in which we operate, such as power and telecommunications, could impede our ability to provide services to our customers, have a negative impact on our reputation, cause us to lose customers and adversely affect our results of operations.

Under our customer contracts, our liability for breach of our obligations is in some cases limited pursuant to the terms of the contract. Such limitations may be unenforceable or otherwise may not protect us from liability for damages. In addition, certain liabilities, such as claims of third parties for which we may be required to indemnify our customers, are generally not limited under our contracts. The successful assertion of one or more large claims against us in amounts greater than those covered by our current insurance policies could harm our business, results of operations, or financial condition. Even if such assertions against us are unsuccessful, we may incur reputational harm and substantial legal fees.

Our technology offerings and services could infringe upon the intellectual property rights of others or we might lose our ability to use intellectual property of others.

We cannot be sure that our brand, technology offerings and services, including, for example, the software solutions of others that we offer to our customers, do not infringe on the intellectual property rights of third parties and these third parties could claim that we or our customers are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some services or solutions in the future, or require us to rebrand. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenue we receive from the customer. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage our reputation, and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our customers. If we cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, our business, results of operations, or financial condition could be harmed. Similarly, if we are unsuccessful in defending a trademark claim, we could be forced to re-brand, which could harm our business, results of operations, or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our customers could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our customer or our own services or operations, causing further damages.

If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.

Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws offer only limited protection of our intellectual property rights and the protection in some countries in which we operate or may operate in the future may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit its ability to protect our intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. The validity and enforceability of any intellectual property right we obtain may be challenged by others and, to the extent we have enforceable intellectual property rights, those intellectual property rights may not prevent competitors from reverse engineering our proprietary information or independently developing technology offerings and services similar to or duplicative of us. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight and we may not be successful in enforcing our rights.

If we are unable to collect our receivables from, or bill our unbilled services to, our customers, our business, results of operations, or financial condition could be adversely affected.

Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for technology offerings sold or services performed. We typically evaluate the financial condition of our customers and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services. Actual losses on customer balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our customers. Macroeconomic conditions could also result in financial difficulties for our customers, including limited access to the credit markets, insolvency, or bankruptcy, and, as a result, could cause customers to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of customer balances also depends on our ability to complete its contractual commitments and bill and collect our contracted revenue. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our customer balances and if this occurs, our business, results of operations, or financial condition could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.

Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.

Given our number of employees, labor related costs represent a significant portion of our expenses. An increase in labor costs, for example, as a result of increased competition for skilled labor, or employee benefit costs, such as health care costs or otherwise, could adversely impact our business, results of operations, or financial condition.

Our global operations are subject to complex risks, some of which might be beyond our control.

Our customers have operations across North and South America, Europe, Australia and Asia and other locations. Although international revenue currently represents a small portion of our business, our revenue from customers outside of the United States may expand in the future as we expand our international presence. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anticorruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. We may also face difficulties integrating any new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations, or financial condition could be adversely affected.

Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our marketing solutions and negatively impact our operating results.

General worldwide economic conditions have experienced a significant downturn and fluctuations in recent years and market volatility and uncertainty remain widespread. As a result, we and our customers find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their marketing and sales budgets, which could decrease corporate spending on our marketing solutions, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times, our customers may face issues with their cash flows and with gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact customer renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable and our operating results would be harmed. In addition, a downturn in the technology sector may disproportionately affect us because a significant portion of our customers are technology companies. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy does not worsen or improves, the market for marketing software may not experience growth or we may not experience growth.

If platform subscriptions renewal rates decrease, or we do not accurately predict subscription renewal rates, our future revenue and operating results may be harmed.

Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which is typically one year, but generally ranges from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, increased competition, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions and sell additional functionality and services to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. In addition, attracting, retaining and growing our relationship with enterprise customers may require us to effectively employ different strategies than we have historically used with current customers and we may face challenges in doing so. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.

Because we recognize revenue from platform subscriptions and services over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.

As a subscription-based business, we recognize revenue over the term of each of our contracts, which is typically one year, but ranges from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our solutions and professional services or a decline in new or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future. Accordingly, the effect of significant downturns in new sales or renewals of our marketing solutions will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable term of the contracts.

If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.

The lengthy sales cycle for the evaluation and implementation of our solutions, which typically extends for several months, may cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.

The length and unpredictability of the sales cycle for our technology offerings and services could delay new sales and cause our revenue and cash flows for any given quarter to fail to meet our projections or market expectations.

The sales cycle between our initial contact with a potential customer and the signing of a contract to provide technology offerings and services varies. As a result of the variability and length of the sales cycle, we have a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential customers’ decision-making processes, procurement requirements and budget cycles and is subject to significant risks over which we have little or no control, including:

●	our customers’ budgetary constraints and priorities;

●	the timing of our customers’ budget cycles; and

●	the length and timing of customers’ approval processes.

Privacy concerns and consumers’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our marketing solutions.

Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. For example, the ECJ Ruling had the effect of invalidating the Safe Harbor framework. As a result, the framework no longer provides a valid legal basis for companies to transfer personal data from the European Union to the United States. Companies, including our customers, must comply with relevant aspects of European Union data protection laws using alternate mechanisms and our customers may not implement the alternate mechanisms that we offer. Additionally, our alternative measures may be challenged or deemed insufficient. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our service in certain industries. In addition to government activity privacy advocacy groups and the marketing and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our cloud-based marketing solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.

We require significant additional capital funding and such capital may not be available to us.

We expect that our operating expenses will be higher than our net revenue for the foreseeable future, we currently lack sufficient working capital and, we do not currently have financing available to pay all liabilities as they are scheduled to come due in the next twelve months. We are working on several contingency plans within our control to conserve existing liquidity through the reduction of discretionary expenses. We are also exploring various alternatives including debt and equity financing vehicles, alternative offerings (launching an offering for a new token pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act) strategic partnerships and the Business Combination.

Our cash requirements relate primarily to our current negative working capital balance plus working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our services. We are currently unable to fund our operations without additional external financing and therefore cannot sustain future operations, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. Although we have successfully raised funds from investors in the past, no assurances can be made that we will be able to obtain sufficient additional capital to satisfy the current negative working capital balances and future operations. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses, which could seriously harm our business and operating results.

Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt securities issued could also impose significant restrictions on our operations. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

We intend to raise capital to fund a Token Generation Event, pursuant to a Rule 506(c) of Regulation D offering by our wholly-owned subsidiary, PhunCoin, Inc. (“PhunCoin Sub”) of rights to receive future PhunCoin. There can be no assurance that the PhunCoin will ever be issued and, any significant difficulties we and PhunCoin Sub may experience with the offering could result in claims against us, and the Token Generation Event and PhunCoin will subject us to various other business and regularity uncertainties.

Pursuant to the agreement and plan of merger, dated as of February 27, 2018 (as amended or supplemented from time to time, the “Merger Agreement”) among Stellar, Phunware and certain other parties, as amended by the first amendment to the Merger Agreement dated as of November 1, 2018, we have agreed to use commercially reasonable efforts to raise between $10 million and $100 million through a PhunCoin offering. In accordance with that obligation, in June 2018, PhunCoin Sub launched an offering to raise capital by offering investors the right to acquire PhunCoin pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. As of the date of this Report, $990 thousand has been raised in the rights offering. We will use our commercially reasonable efforts to develop and issue PhunCoin, but there is no assurance that it will do so. If the Token Generation Event, defined as the launch of the PhunCoin Ecosystem, is not consummated or the rights offering does not result in substantial proceeds, it could have a material adverse effect on our cash position. If the Token Generation Event is not consummated, we would have to reduce our planned expenditures and/or would require additional funding from other sources in order to carry out our business plan. Also, any significant difficulties we may experience with the Token Generation Event or the development of the PhunCoin could result in claims against us and could have a material adverse effect on the holders of our common stock.

The growth of the blockchain industry in general, as well as the networks on which PhunCoin will rely to consummate the Token Generation Event, is subject to a high degree of uncertainty. The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans to launch and maintain PhunCoin. For example, given the regulatory complexity with respect to cryptocurrency and related digital assets, complying with such regulations, which could change in the future or be subject to new interpretations, could have a material and adverse effect on our ability to develop, launch and continue to operate PhunCoin and the PhunCoin Ecosystem, which is intended to be a rewards marketplace and data exchange whereby users receive PhunCoin in exchange for their information and PhunCoin can be redeemed by users for goods and services. In addition, the tax and accounting consequences to us of the Token Generation Event and PhunCoin are uncertain, which could lead to incorrect reporting, classification or liabilities. If the Token Generation Event occurs and PhunCoin is developed, its structural foundation, the software applications and other interfaces or applications upon which it relies or that will be built are unproven. There can be no assurances that PhunCoin will be fully secure, which may result in impermissible transfers, a complete loss of users’ PhunCoin on the PhunCoin Ecosystem or an unwillingness of users to access, adopt and utilize PhunCoin, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin may materially and adversely affect our business.

Because PhunCoin will be a digital asset built and transacted on top of an existing blockchain technology, Phunware is reliant on another blockchain network, and users are subject to the risk of wallet incompatibility and blockchain protocol risks.

We are evaluating several blockchain technologies to determine which of these providers meet the design specifications that would be required to create the PhunCoin Ecosystem. Reliance upon another blockchain technology subjects us and PhunCoin Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the blockchain protocol that Phunware intends to use, which may cause PhunCoin to malfunction or function in an unexpected manner, including, but not limited to, slowdown or  complete cessation in functionality of the network.

The PhunCoin Ecosystem is designed to distribute PhunCoin to consumers in exchange for their agreement to provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.

We utilize a substantial amount of electronic information. This includes transaction information and sensitive personal information of the users of the PhunCoin Ecosystem. The service providers used by us, may also use, store, and transmit such information. We intend to implement detailed cybersecurity policies and procedures and an incident response plan designed to protect such information and prevent data loss and security breaches.

There can be no assurances that PhunCoin or a user’s data will be fully secure, which may result in impermissible transfer, a complete loss of users’ PhunCoin or data on the PhunCoin Ecosystem or an unwillingness of users to access, adopt and utilize PhunCoin, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin and users’ data may materially and adversely affect PhunCoin and the PhunCoin Ecosystem. There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the PhunCoin Ecosystem’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the PhunCoin Ecosystem or PhunCoin. We may be compelled to disclose personal information about a user or users of the PhunCoin Ecosystem to federal or state government regulators or taxation authorities.  Accordingly, certain information concerning users may be shared outside Phunware.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, and offerings of digital assets and utility tokens such as PhunCoin is uncertain, and new regulations or policies may materially adversely affect the development and the value of PhunCoin.

Regulation of digital assets, like PhunCoin, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with PhunCoin could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of Phunware to maintain PhunCoin, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

The actual market for our solutions could be significantly smaller than estimates of total potential market opportunity and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect strong growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. If the customer demand for our services or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

We are highly dependent on advertising agencies as intermediaries and this may adversely affect our ability to attract and retain business.

Nearly all of our application transaction revenue comes from executing brand advertising campaigns for advertising agencies that purchase our solutions on behalf of their advertiser customers. Advertising agencies are instrumental in assisting brand owners to plan and purchase advertising and each advertising agency will allocate advertising spend from brands across numerous channels. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands. While in some cases we are invited by advertising agencies to present directly to their advertiser customers or otherwise have developed a relationship directly with an advertiser, we nevertheless depend on advertising agencies to present to their advertiser customers the merits of our digital video advertising solutions. Inaccurate descriptions of our digital video advertising solutions by advertising agencies, over which we have no control, negative recommendations to use our service offerings or failure to mention our solutions at all could hurt our business. In addition, if an advertising agency is dissatisfied with our solutions on a marketing campaign or in general, we risk losing the business of the advertiser for whom the campaign was run and of other advertisers represented by that agency. With advertising agencies acting as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brand advertisers for which we conduct marketing campaigns. Since many advertising agencies are affiliated with other agencies in a larger corporate structure, if we fail to maintain good relations with one agency in such an organization, we may lose business from the affiliated agencies as well.

Our sales could be adversely impacted by industry changes relating to the use of advertising agencies. For example, if advertisers seek to bring their marketing campaigns in-house rather than using an advertising agency, we would need to develop direct relationships with the advertisers, which we might not be able to do and which could increase our sales and marketing expense. Moreover, because of dealing primarily with advertising agencies, we have a less direct relationship with advertisers than would be the case if advertisers dealt with us directly. This may drive advertisers to attribute the value we provide to the advertising agency rather than to us, further limiting our ability to develop long-term relationships directly with advertisers. Advertisers may move from one advertising agency to another, and, accordingly, even if we have a positive relationship with an advertising agency, we may lose the underlying business when an advertiser switches to a new agency. The presence of advertising agencies as intermediaries between us and the advertisers thus creates a challenge to building our own brand awareness and affinity with the advertisers that are the ultimate source of our revenue.

In addition, our advertising agency customers may offer components of our solutions, including selling advertising inventory through their own sources. As a result, these advertising agencies are, or may become, our competitors. If they further develop their capabilities they may be more likely to offer their own solutions to advertisers, which could compromise our ability to compete effectively and adversely affect our business, financial condition and operating results.

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which would cause our revenue and business to suffer.

Our business relies on our ability to deliver successful and effective video advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given video advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media properties to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Industry self-regulatory bodies, the Federal Trade Commission (“FTC”) and certain influential members of Congress have increased their scrutiny and awareness of and have taken recent actions to address, advertising fraud and other malicious activity. While we routinely review the campaign performance on our digital media properties’ inventory, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business would suffer.

The mobile advertising market may develop more slowly than expected, which could harm our business.

If the market for mobile marketing and advertising develops more slowly than we expect, our business could suffer. Our future success is highly dependent on the commitment of advertisers and marketers to mobile communications as an advertising and marketing medium, the willingness of our potential advertisers to outsource their mobile advertising and marketing needs and our ability to sell our mobile advertising services to reseller partners and agencies. The mobile advertising and marketing market is rapidly evolving. Businesses, including current and potential advertisers, may find mobile advertising or marketing to be less effective than traditional advertising media or marketing methods or other technologies for promoting their products and services. As a result, the future demand and market acceptance for mobile marketing and advertising is uncertain. Many of our current or potential advertisers may have little or no experience using mobile communications for advertising or marketing purposes and have allocated only a limited portion of their advertising or marketing budgets to mobile communications advertising or marketing and there is no certainty that they will allocate more funds in the future, if any. Funds to these types of campaigns may fluctuate greatly as different agencies and advertisers test and refine their overall marketing strategies to include mobile advertising and analytics tools. The adoption rate and budget commitments may vary from period to period as agencies and advertisers determine the appropriate mix of media and lead sources in short term and longer-term campaigns.

We may be unable to deliver advertising in a context that is appropriate for mobile advertising campaigns, which could harm our reputation and cause our business to suffer.

It is very important to advertisers that their brand advertisements not be placed in or near content that is unlawful or would be deemed offensive or inappropriate by their customers. Unlike advertising on television, where the context in which an advertiser’s ad will appear is highly predictable and controlled, digital media content is more unpredictable and we cannot guarantee that digital video advertisements will appear in a context that is appropriate for the brand. We rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. If we are not successful in delivering context appropriate digital video advertising campaigns for advertisers, our reputation will suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand future credits for inappropriately placed advertisements, any of which could harm our business, financial condition and operating results.

We may experience foreign currency gains and losses and expect to continue to experience those gains and losses; fluctuations in currency exchange rates can adversely affect our profitability.

We may incur foreign currency transaction gains and losses, primarily related to foreign currency exposures that arise from British Pound Sterling and Euro denominated transactions that we expect to cash settle in the near term, which are charged against earnings in the period incurred. We have a program which utilizes foreign currency forward contracts designed to offset the risks associated with certain foreign currency transaction exposures. We may suspend the program from time to time. As a part of this program, we enter into foreign currency forward contracts so that increases or decreases in our foreign currency exposures are offset at least in part by gains or losses on the foreign currency forward contracts in an effort to mitigate the risks and volatility associated with our foreign currency transaction gains or losses. We expect that we will continue to realize gains or losses with respect to our foreign currency exposures, net of gains or losses from our foreign currency forward contracts. For example, we will experience foreign currency gains and losses in certain instances if it is not possible or cost effective to mitigate our foreign currency exposures, if our mitigation efforts are ineffective, or if we suspend our foreign currency forward contract program. Our ultimate realized loss or gain with respect to currency fluctuations will generally depend on the size and type of cross-currency exposures that we enter into, the currency exchange rates associated with these exposures and changes in those rates, whether we have entered into foreign currency forward contracts to offset these exposures and other factors. All of these factors could materially impact our results of operations, financial position and cash flows.

Our business depends on our ability to collect and use data to deliver ads and to disclose data relating to the performance of our ads; any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.

When we deliver an ad to an internet-connected device, we are able to collect information about the placement of the ad and the interaction of the device user with the ad, such as whether the user visited a landing page or watched a video. We are also able to collect information about the user’s IP address, device, mobile location and some demographic characteristics. We may also contract with one or more third parties to obtain additional pseudonymous information about the device user who is viewing a particular ad, including information about the user’s interests. As we collect and aggregate this data provided by billions of ad impressions, we analyze it in order to optimize the placement and scheduling of ads across the advertising inventory provided to us by digital media properties.

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media property might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.

Although our contracts with advertisers generally permit us to aggregate data from advertising campaigns, sometimes an advertiser declines to permit the use of this data, which limits the usefulness of the data that we collect. Furthermore, advertisers may request that we discontinue using data obtained from their campaigns that have already been aggregated with other advertisers’ campaign data. It would be difficult, if not impossible, to comply with these requests and complying with these kinds of requests could cause us to spend significant amounts of resources. Interruptions, failures or defects in our data collection, mining, analysis and storage systems, as well as privacy concerns and regulatory restrictions regarding the collection, use and processing of data, could also limit our ability to aggregate and analyze the data from our customers’ advertising campaigns. If that happens, we may not be able to optimize the placement of advertising for the benefit of our advertising customers, which could make our solutions less valuable, and, as a result, we may lose customers and our revenue may decline.

Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.

In the course of providing our solutions, we collect, transmit and store information related to and seeking to correlate internet-connected devices, user activity and the ads we place. Federal, state and international laws and regulations govern the collection, use, processing, retention, sharing and security of data that we collect across our advertising solutions. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data collection, processing use and disclosure. However, the applicability of specific laws may be unclear in some cases and domestic and foreign government regulation and enforcement of data practices and data tracking technologies is expansive, not clearly defined and rapidly evolving. In addition, it is possible that these requirements may be interpreted and applied in a manner that is new or inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any actual or perceived failure by us to comply with U.S. federal, state or international laws, including laws and regulations regulating privacy, data, security or consumer protection, or disclosure or unauthorized access by third parties to this information, could result in proceedings or actions against us by governmental entities, competitors, private parties or others. Any proceedings or actions against us alleging violations of consumer or data protection laws or asserting privacy-related theories could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, adversely affect the demand for our solutions and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our customers from the costs or consequences of litigation resulting from using our solutions or from the disclosure of confidential information, which could damage our reputation among our current and potential customers, require significant expenditures of capital and other resources and cause us to lose business and revenue.

The regulatory framework for privacy issues is evolving worldwide and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that would affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. In Europe, in October 2015 the Court of Justice of the European Union invalidated the “U.S.-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime and therefore were not directly affected by this decision. In July 2016, the European Commission approved the Privacy Shield, which is a set of principles and related rules that are intended to replace the U.S.-EU Safe harbor framework. We are in the process of determining whether to join the Privacy Shield program. Stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate datacenters in the European Union which would result in a higher cost of doing business in these jurisdictions.

In particular, the GDPR extends the jurisdictional scope of European data protection law. As a result, we will be subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide revenue. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.

The FTC has also adopted revisions to the Children’s Online Privacy Protection Act (“COPPA”) that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. Questions exist as to how regulators and courts may interpret the scope and circumstances for potential liability under COPPA and the FTC continues to provide guidance and clarification as to its 2013 revisions of COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, the FTC recently fined an ad network for certain methods of collecting and using data from mobile applications, including certain applications directed at children and failing to disclose the data collection to mobile application developers in their network.

While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data and certain regulators, such as the California Attorney General’s Office, have advocated for including IP addresses, GPS-level geolocation data and unique device identifiers as personal data under California law. Furthermore, the GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

Evolving definitions of personal data within the European Union, the United States and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause us to change our business practices, diminish the quality of our data and the value of our solution and hamper our ability to expand our offerings into the European Union or other jurisdictions outside of the United States. Our failure to comply with evolving interpretations of applicable laws and regulations, or to adequately protect personal data, could result in enforcement action against us or reputational harm, which could have a material adverse impact on our business, financial condition and results of operations.

In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes, or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures, or additional consumer consents, such as “opt-in” permissions to share, link or use data, such as health data from third parties, in certain ways. If we fail to abide by, or are perceived as not operating in accordance with, industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media properties.

Any inability to deliver successful mobile advertising campaigns due to technological challenges or an inability to persuasively demonstrate success will prevent us from growing or retaining our current advertiser base.

It is critical that we deliver successful mobile advertising campaigns on behalf of our advertisers. Factors that may adversely affect our ability to deliver successful mobile advertising campaigns include:

●	Inability to accurately process data and extract meaningful insights and trends, such as the failure to accurately process data to place ads effectively at digital media properties;

●	Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;

●	Technical or infrastructure problems causing digital video not to function, display properly or be placed next to inappropriate context;

●	Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;

●	Inability to detect and prevent advertising fraud and other malicious activity;

●	Inability to fulfill audience guarantee or viewability requirements of advertiser customers;

●	Inability to integrate with third parties that measure campaigns against audience guarantee or viewability requirements;

●	Unavailability of campaign data for advertisers to effectively measure the success of their campaigns; and

●	Access to quality inventory at sufficient volumes to meet the needs of advertisers’ campaigns.

Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal and third party managed systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including security breaches and other technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers, negatively impact operations and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media properties’ platforms to be attributable to us and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, mudslides, fire or flood, could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have an office and at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and ad operations work is located in California. We also have corporate offices in Texas and Florida, both of which are susceptible to floods and hurricanes. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas or Florida. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our advertisers’ businesses, which could have a material adverse effect on our business, results of operations and financial condition.

Activities of our advertising customers with which we do business could damage our reputation or give rise to legal claims against us.

We do not monitor or have the ability to control whether our advertising customers’ advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our advertising customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others and their failure to do so could expose us to legal liability. Third parties may claim that we should be liable to them for content on digital media properties if the content violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws or other brand protection measures. These risks become more pronounced as the digital video industry shifts to programmatic buying.

Our agreements with partners, employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We rely in part on confidentiality agreements and other restrictions with our customers, partners, employees, consultants and others to protect our proprietary technology and other proprietary information. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Despite our efforts to protect our proprietary technology, processes and methods, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. Moreover, policing unauthorized use of our technologies, products and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where applicable laws may be less protective of intellectual property rights than those in the United States and where enforcement mechanisms for intellectual property rights may be weak. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We could be subject to additional income tax liabilities.

We are subject to income taxes in the United States and certain foreign jurisdictions. We use significant judgment in evaluating our worldwide income-tax provision. During the ordinary course of business, we conduct many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.

Our international operations subject us to potential adverse tax consequences.

We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.

We do not collect sales and use, value-added or similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are either not applicable or an exemption from such taxes applies. Sales and use, value-added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future, including as a result of a change in law. Such tax assessments, penalties and interest or future requirements may adversely affect our business, financial condition and results of operations.

Our net operating loss carryforwards may expire unutilized or be underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with the Business Combination. At December 31, 2017, we had federal net operating loss carryforwards of approximately $80 million, which expire at various dates beginning in 2030. At December 31, 2017, we had state and local net operating loss carryforwards of approximately $29 million, which will begin to expire in 2030.

We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a full valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2017. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

We have a concentration of sales with key customers and any substantial reduction in sales to these customers would have a material adverse effect on our results of operations and financial condition.

During the year ended December 31, 2017, the Successor has sales concentration with Fox Networks Group (“Fox”) and Fetch Media, Ltd. (“Fetch”), which accounted for 44% and 11%, respectively, of our net sales. During the fiscal year ended December 31, 2016, Fetch accounted for 49% of our net sales. The decline in percentage of sales to Fetch was due to a Fetch advertiser significantly dropping ad traffic, which directly caused a substantial decline in the amount of ads and application transaction revenue through our publishing network. Fetch and Fox are currently of key importance to our business, and our results of operations would be materially adversely affected if these relationships ceased or were reduced in any material respect. We cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in traffic or purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

If any of our largest customers are acquired, such acquisition may impact its advertising spending or budget with us, arising from factors such as rebranding, change in advertising agency, or change in media tactics. A significant reduction in advertising spending or budgets by our largest customers, or the loss of one or more of these customers, if not replaced by new customers or an increase in business from other existing customers, would have a material adverse effect on our business, financial condition and results of operations.

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may request us to develop additional features without providing us additional revenue, may require penalties for failure to deliver such features, may seek discounted product or service pricing and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating the resolution of any disagreements or disputes that may arise between us. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

If some of our customers experience financial distress or suffer disruptions in their business, their weakened financial position could negatively affect our own financial position and results.

We have a diverse customer base and, at any given time, one or more customers may experience financial distress, file for bankruptcy protection, go out of business, or suffer disruptions in their businesses. If a customer with whom we do a substantial amount of business experiences financial difficulty or suffers disruptions in its business, it could delay or jeopardize the collection of accounts receivable, result in significant reductions in services provided by us and may have a material adverse effect on our business, financial condition and results of operations.

If we do not maintain and grow a critical mass of advertisers and distribution partners, the value of our services could be adversely affected.

Our success depends, in large part, on the maintenance and growth of a critical mass of advertisers and distribution partners. Advertisers will generally seek the most competitive return on investment from advertising and marketing services. Distribution partners will also seek the most favorable payment terms available in the market. Advertisers and distribution partners may change providers or the volume of business with a provider, unless the product and terms are competitive. In this environment, we must compete to acquire and maintain our network of advertisers and distribution partners. If our business is unable to maintain and grow our base of advertisers, our current distribution partners may be discouraged from continuing to work with us and this may create obstacles for us to enter into agreements with new distribution partners. Our business also depends in part on certain of our large reseller partners and agencies to grow their base of advertisers, as these advertisers become increasingly important to our business and our ability to attract additional distribution partners and opportunities. Similarly, if our distribution network does not grow and does not continue to improve over time, current and prospective advertisers and distribution partners and agencies may reduce or terminate this portion of their business with us. Any decline in the number of advertisers and distribution partners could adversely affect the value of our services.

If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors may also be adversely affected if we experience difficulty in maintaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain and maintain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected. We currently have directors’ and officers’ liability insurance. If we are unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage our company, which could have a material adverse effect on our business, financial condition and results of operations.

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our auditor, Marcum LLP, has indicated in its report on our financial statements for the fiscal year ended December 31, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. A “going concern” qualification could impair our ability to finance our operations through the sale of equity, to incur debt, or to pursue other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, continued growth in services, improved operating margins and our ability to profitably meet our after-sale service commitments with existing customers. If we are unable to achieve these goals, our business would be jeopardized and may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

The requirements of being a public company may strain our systems and resources, divert management’s attention and be costly.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of Nasdaq. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time consuming and costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations.

We are continuing the costly process of implementing and testing our systems to report our results as a public company, to continue to manage our growth and to implement internal controls. We will be required to implement and maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of this implementation and maintenance, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we supplement our internal team with third party software and system providers to support our reporting obligations to achieve effective internal controls.

To the extent we do not sufficiently manage these third parties, and they fail to provide us with adequate service, we may not effectively manage our future growth which may result in ineffective internal controls over financial reporting and an increased cost of compliance. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

In addition, we expect these laws, rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly members to serve on our audit committee.

As a result of disclosure of information in this Report and in other filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation by third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and results of operations.

We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after our Initial Public Offering in 2016, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourself of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Risks Related to Capitalization Matters and Corporate Governance

The price of our common stock and warrants has been, and may continue to be, volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price and volume of our common stock and warrants has fluctuated, and may continue to fluctuate following this offering, substantially due to a variety of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock and warrants include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	the announcement of new products, solutions or technologies, investments, commercial relationships, acquisitions or other events by us or our competitors;

●	fluctuations in the trading volume of our shares or the size of our public float, especially considering that we became a publicly-listed company through the Business Combination with a special purpose acquisition company, and that the trading price of our common stock since the consummation of the Business Combination has been very volatile on a relatively low public float for our trading volume;

●	changes in how customers perceive the benefits of our products and future offerings;

●	the addition or departure of key personnel;

●	the public’s reaction to our press releases, other public announcements and filings with the SEC;

●	sales of large blocks of our common stock or warrants;

●	developments concerning intellectual property rights;

●	changes in legal, regulatory and enforcement frameworks impacting our products;

●	variations in our and our competitors’ results of operations;

●	whether our results of operations meet the expectations of securities analysts or investors;

●	actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;

●	the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;

●	actual or perceived significant data breach involving our products or website;

●	litigation involving us, our industry or both;

●	governmental or regulatory actions or audits;

●	general economic conditions and trends;

●	flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed; and

●	major catastrophic events in our domestic and foreign markets.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock and/or warrants could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock and warrants might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

From December 28, 2018, the date the Successor’s common stock began trading on Nasdaq, through March 1, 2019, the closing price of our common stock has ranged from $10.84 per share to $308.40 per share on an average trading volume of 12,720, and the closing price of our warrants has ranged from $0.22 per warrant to $0.84 per warrant on an average trading volume of approximately 273,000. From time to time, we may have volatility in our stock or warrant prices for reasons that are unknown to us.

As of the date of this Report, our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own over 50% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.

As of the date of this Report, our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own over 50% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, our business or our market, or if they change their recommendations regarding the our common stock adversely, the price and trading volume of our common stock could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about the Company, our business, our market or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.

Sales of a substantial number of shares of our common stock and warrants in the public market after this offering, or the perception that such sales could occur, could adversely affect the market price of our common stock and warrants and may make it more difficult for you to sell your common stock or warrants at a time and price that you deem appropriate.

At the consummation of the Business Combination, each of the Sponsors and our officers, directors and stockholders owning more than 1% of our outstanding equity immediately prior to the effective time of the Business Combination (each, a “Significant Stockholder”) is subject to a lock-up or such Significant Stockholder is otherwise subject to substantially similar transfer restrictions in favor of Phunware (the “Lock-Ups”). Pursuant to such Lock-Ups, each such holder agreed not to, during the period commencing from the consummation of the Business Combination and ending on the earlier of (A) the 180 days of the date of the consummation of the Business Combination and (B) the date after the consummation of the Business Combination on which we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our stockholders having the right to exchange their equity holdings in Phunware for cash, securities or other property: (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise. When the lock-up period in the Lock-Ups expires, the locked-up securityholders will be able to sell our shares in the public market.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared nor paid any cash dividends on our capital stock. However, our Series A Preferred Stock is redeemable at the holder’s option in an amount equal to 104% of the original purchase price for such shares. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. As a result, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment, if any.

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions, that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.

Our certificate of incorporation and bylaws and the DGCL contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore depress the trading price of our common stock and warrants. These provisions could also make it difficult for stockholders to take certain actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

●	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

●	the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

●	the limitation of the liability of, and the indemnification of, our directors and officers;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●	the requirement that directors may only be removed from our board of directors for cause;

●	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;

●	the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, chief executive officer or president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;

●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

●	the requirement for the affirmative vote of holders of at least 66 2∕3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;

●	the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

●	advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Phunware.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our board of directors or management.

In addition, as a Delaware corporation, we are subject to provisions of Delaware law, including Section 203 of the DGCL, which may generally prohibit certain stockholders holding 15% or more of our outstanding capital stock from engaging in certain business combinations with us for a specified period of time unless certain conditions are met.

Any provision of our certificate of incorporation, bylaws or Delaware law that has the effect of delaying or preventing a change in control could limit the opportunity for stockholders to receive a premium for their shares of our capital stock and could also affect the price that some investors are willing to pay for our common stock.

Our certificate of incorporation will designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of Phunware, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or agent to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

Our certificate of incorporation will also provide that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Austin, Texas, where we currently lease approximately 10,600 square feet under the lease agreement set to expire in 2020. We also lease facilities in Newport Beach, California; San Diego, California; and Miami, Florida. We believe our current facilities are adequate to meet our ongoing needs and that, to accommodate growth, we will seek additional facilities as needed to satisfy our growth.

Item 3. Legal Proceedings

On September 26, 2017, the Successor filed a breach of contract complaint against Uber Technologies, Inc. (“Uber”) seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. On November 13, 2017, Uber generally denied the allegations in our complaint and also filed a cross-complaint against us and Fetch Media, Ltd. (“Fetch”) — the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s assertion that Fetch and/or the Successor (and/or other-as-yet-unidentified ad networks and publishers) are liable for the fraud-infested Fetch Campaign, under which Uber overpaid Fetch and mobile advertising providers due to fraudulent attribution for installments of the Uber application. Uber does not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). We filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter has been assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). Uber and Fetch have reached an agreement in principle to settle Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. The Court has set a trial date of August 12, 2019. The parties have exchanged documents in discovery and depositions are underway. The Successor has maintained that our claims against Uber are meritorious and that Uber’s claims against us are not. However, we make no predictions on the likelihood of success of prevailing on our contract action against Uber or on the likelihood of defeating Uber’s claims against us. The Successor has recorded bad debt expense for the unpaid invoices alleged in this lawsuit.

On September 8, 2017, the Successor and Greater Houston Convention and Visitors Bureau (“GHCVB”) initiated litigation in a breach of contract dispute. The dispute concerned an October 2016 agreement for the Successor to develop a mobile application and advertising campaign for GHCVB. The dispute concerns an October 2016 agreement for us to develop a mobile application and advertising campaign for GHCVB. In April 2018, the parties mediated this dispute with the assistance of a private mediator. The mediation was successful and Phunware was awarded $485, which was paid to the Successor in April 2018. Each side was responsible for their own attorneys’ fees. The $485 settlement was recorded in net revenue in the second quarter of 2018.

From time to time, the Successor and the Company is and may become involved in various legal proceedings in the ordinary course of business. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular reporting period. In addition, for the matters disclosed above that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

In connection with the business combination, the holders of STLR’s public shares were permitted to elect to redeem their public shares for cash. Accordingly, holders of 1,813,487 STLR ordinary shares elected redemption at a price of approximately $10.64 per share, resulting in aggregate redemption payments of approximately $19.3 million. See the section titled “Business Combination” under Item 1, Business, for additional information.

Following the business combination, common stock and warrants began trading on the NASDAQ Capital Market under the symbols “PHUN” and “PHUNW”, respectively. The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal year ended November 30, 2018 and 2017.

	Units		Common Stock		Warrants
Year Ended November 30, 2018	Low	High	Low	High	Low	High
December 1, 2017 through February 28, 2018	$10.42	11.00	10.07	10.49	0.1213	0.75
March 1, 2018 through May 31, 2018	$10.5411	11.08	10.00	10.43	0.20	0.933
June 1, 2018 through August 31, 2018	$10.5411	10.55	10.36	11.00	0.1401	0.3429
September 1, 2018 through November 30, 2018	$10.50	10.55	9.16	10.70	0.1114	0.3081

	Units		Common Stock		Warrants
Year Ended November 30, 2017	Low	High	Low	High	Low	High
December 1, 2016 through February 28, 2017	$10.04	$10.35	$9.9	$10.16	$0.19	$0.36
March 1, 2017 through May 31, 2017	$10.25	$10.43	$10.00	$10.20	$0.325	$0.38
June 1, 2017 through August 31, 2017	$10.34	$10.55	$10.00	$10.28	$0.29	$0.47
September 1, 2017 through November 30, 2018	$10.52	$10.58	$10.01	$10.23	$0.31	$0.40

On March 1, 2019 our common stock had a closing price of $27.745, our warrants had a closing price of $0.4997. Our units ceased trading as a result of the Business Combination.

(b) Holders

On March 1, 2019, there were approximately 443 holders of record of our common stock and 146 holders of record of our warrants. We believe the number of beneficial owners of our common stock and warrants are substantially greater than the number of record holders because a large portion of our outstanding common stock and warrants are held of record in broker “street names” for the benefit of individual investors. As of March 1, 2019, there were approximately 34.6 million common shares outstanding and 10.3 million warrants outstanding.

(c) Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends will be within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

The following list sets forth information as to all Phunware and our securities sold in the last three years which were not registered under the Securities Act. The descriptions of Phunware issuances are historical and have not been adjusted to give effect to the business combination.

Stock Issuances

On December 26, 2018, the Registrant issued an aggregate of 6,000 shares of its Series A convertible preferred stock at a purchase price of $1,000 per share, for an aggregate purchase price of $6 million, to one entity.

Since January 1, 2016, Phunware issued an aggregate of approximately 7,731,000 Series F Preferred Shares at $4.23 per share for gross aggregate proceeds of approximately $32,702,000. The holders of Phunware’s preferred stock converted their shares into common stock in the Preferred Stock Exchange (defined in Item 7 below) immediately before consummation of the Business Combination.

Plan-Related Issuances

From December 27, 2015 through December 26, 2018, Phunware granted to its officers, directors, employees, consultants and other service providers options to purchase an aggregate of 5,740,200 shares of its common stock under the Registrant’s 2009 Equity Incentive Plan at exercise prices ranging from $0.20 to $1.06 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Registrant believes these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Registrant.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds

The Company filed a registration statement on Form S-1 with the SEC on February 5, 2019 to register warrants, shares underlying those warrants, and Stellar founder and other shares not registered in the Steller initial public offering. The Form S-1 is currently under SEC review. All of the shares of common stock and warrants sold by the selling securityholders pursuant to the registration statement were sold by the selling securityholders for their respective accounts. Phunware did not receive any of the proceeds from the sale of the Securities. We may receive up to an aggregate of approximately $206,000,000 from the exercise of the Warrants. To the extent that the Warrants are cashless (net) exercised, as applicable, or the Public Warrants are redeemed by us, we would not receive such proceeds for the exercise of such Warrants. We will use the net proceeds from the exercise of the Warrants for general corporate purposes.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Phunware, Inc. (referred to as the “Company”, “we” and “us”) was incorporated in Delaware on February 2009 and referred to herein as PHUN. References to “management” or “management team” refer to the officers and directors of the Company and/or PHUN as the predecessor.

On February 27, 2018, Stellar entered into the Merger Agreement with Phunware, Inc., a Delaware company (“Phunware”) and STLR Merger Subsidiary Inc., a Delaware corporation and a wholly-owned subsidiary of Stellar (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into Phunware (the “Merger”), with Phunware continuing as the surviving corporation in the Merger. On or prior to the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), the holders of Phunware’s preferred stock will convert all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) will automatically be cancelled and cease to exist in exchange for the right to receive the Stockholder Merger Consideration (as defined below), without interest; (ii) each outstanding warrant to acquire shares of Phunware Stock will be cancelled, retired and terminated and cease to represent the right to acquire shares of Phunware Stock in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant; and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) shall be assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration. On April 11, 2018, Stellar filed with the SEC a registration statement on Form S-4 in connection with the Business Combination. On each of June 11, 2018, August 15, 2018, October 2, 2018, November 6, 2018, and November 13, 2018, the Company filed an amendment to the aforementioned registration statement. The Company consummated the Business Combination on December 26, 2018.

Under the terms of the Merger Agreement, Phunware shareholders received consideration in the form of newly issued Stellar equity securities, valued based on an enterprise value of $301 million for Phunware and subject to customary adjustments for cash and debt and, at the election of Phunware’s shareholders, acquired from Stellar sponsors 3,985,244 warrants to purchase Successor common stock in exchange for the Private Placement Warrants owned by the Sponsors at $0.50 per warrant with an exercise price of $11.50 per share. In addition, all Phunware stock options and warrants were assumed by Stellar in the transaction as part of the merger consideration. Cash proceeds released from Stellar’s Trust Account after any shareholder redemptions and payment of transaction expenses and other Stellar liabilities remained with the combined company.

On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the related notes to those statements included in Item 8 of this Report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” in Item 1A and elsewhere in this Report.

Certain figures, such as interest rates and other percentages included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

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

We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to clients globally. We also expect to continue investing in the development and improvement of new and existing products and services to address client needs. We currently do not expect to be profitable in the near future.

Results of Operations

For the years ending November 30, 2018 and 2017, our activities consisted of formation and preparation for the Public Offering and subsequent to the Public Offering, and efforts directed toward locating and completing a suitable Business Combination. Our operating costs for those periods include our search for a Business Combination and are largely associated with our governance and public reporting, and charges of $10,000 per month payable to an affiliate of our Sponsors for administrative services.

Our operating costs were $1.7 million and $0.9 million for the years ended November 30, 2018 and 2017, respectively. The increase was largely attributable to legal and professional fees relating to the proposed merger with Phunware.

Liquidity and Capital Resources

As of December 31, 2016, we adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), which requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

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

The Company’s assessment included a review of the detailed cash forecast for the Successor. Although the Successor continues to focus on growing its revenues, the Successor’s ongoing operating expenditures will significantly exceed the revenue it expects to receive for the foreseeable future. Additionally, Phunware has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future.

The Successor’s future plan may include entering into an agreement with a new strategic partner which would provide new working capital or cash funding, utilizing existing and obtaining new credit lines, expanding credit lines, issuing equity securities, including selling common stock and/or preferred stock, the exercise of Warrants for cash and reducing overhead expenses. Despite the Successor’s history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support our growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted.

Although management consummated the Business Combination, there is substantial doubt about Phunware’s ability to continue as a going concern. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through one year from the issuance of these financial statements.

The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliates of the Company’s Chairman, Mr. Prokopios (Akis) Tsirigakis, and Magellan Investments Corp. and Firmus Investments Inc., affiliates of Mr. George Syllantavos, a Director of the Company (the “Sponsors”).

In August 2016, we consummated the Public Offering of an aggregate of 6,500,000 units at a price of $10.00 per unit generating gross proceeds of approximately $65,000,000 before underwriting discounts and expenses. Simultaneously with the consummation of the Public Offering, we consummated the private placement of 7,650,000 Private Placement Warrants, each exercisable to purchase one share of our common stock at $11.50 per share, to the Sponsor, at a price of $0.50 per Private Placement Warrant, generating gross proceeds of approximately $3,825,000. We received net proceeds from the Public Offering and the sale of the Private Placement Warrants of approximately $66,906,000, net of the non-deferred portion of the underwriting commissions of $1,300,000 and offering costs and other expenses of approximately $619,000. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company sold an additional 400,610 units at a price of $10.00 per unit generating gross proceeds of approximately $4,006,100 before underwriting discounts and expenses. Simultaneously, the Sponsor purchased an additional 320,488 Private Placement Warrants at a price of $0.50 per Private Placement Warrant, generating gross proceeds, of approximately $160,244. The non-deferred portion of the underwriting commissions paid by the Company amounted to $80,122, while the Company incurred additional expenses related to the partial exercise of the overallotment option of $11,709. Of the aforementioned proceeds, $70,386,222 was deposited in the Trust Account and was not available to us for operations (except amounts designated for working capital and amounts to pay taxes and working capital). At November 30, 2018, we had approximately $19,223 of cash available outside of the Trust Account to fund our activities to search for a Business Combination.

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

On August 24, 2017, the Company issued unsecured promissory notes (the “First Extension Notes”) in the aggregate amount of $303,300 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. The Trust Account was funded properly for the extension. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to November 24, 2017.

On November 23, 2017, the Company issued unsecured promissory notes (the “Second Extension Notes”) in the aggregate amount of $301,000 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to February 24, 2018.

On February 23, 2018, the Company issued unsecured promissory notes in the aggregate amount of $167,100 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. Additionally, on February 22, 2018, the Company issued a promissory note in the aggregate amount of $201,268 to Phunware. The aggregate funds from the four aforementioned promissory notes (in aggregate the “Third Extension Notes”), which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to May 24, 2018.

On May 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation to its extending the date by which Stellar must consummate its initial business combination to August 24, 2018. Concurrently, holders of 3,353,060 Public Shares exercised their right to redeem such Public Shares. An aggregate $34,787,998 was removed from Stellar’s Trust Account to pay such redemptions. These redemptions thus caused the balance of the Trust Account to fall below the Minimum Cash Asset Level as defined in the Merger Agreement.

On each of May 22, 2018, June 22, 2018, and July 23, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $62,082 each time to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp on each date noted above. Additionally, on each of May 22, 2018, June 22, 2018, and July 23, 2018, the Company issued promissory notes in the amount of $62,082 on each of the dates noted above to Phunware (in aggregate the “Fourth Extension Notes”).

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

On each of August 23, 2018, September 24, 2018, October 24, 2018, and November 24, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $37,034 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. on each date noted above, affiliates of our co-CEOs, Mr. Prokopios (Akis) Tsirigakis, and of Mr. George Syllantavos. Additionally, on each of August 23, 2018, September 24, 2018, October 24, 2018 and November 24, 2018, the Company issued promissory notes in the amount of $37,034 each of the dates noted to Phunware (collectively the “Fifth Extension Notes”).

As of November 30, 2018, the outstanding loans to related parties amounted to $1,105,786 and the outstanding loans to Phunware amounted to $535,655.

As of November 30, 2018, the Company had $179,500 of outstanding invoices to Nautilus Energy Management Corp.

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

Contractual obligations

At November 30, 2018, Stellar did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Stellar has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of our Chairman and a director on our board of directors. Services commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and terminated upon the consummation of the Business Combination.

The Successor has various office facilities, including their corporate headquarters in Austin, Texas and offices in Newport Beach, California, San Diego, California, and Miami, Florida. These facilities are under non-cancellable operating leases that expire through 2023.

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

Loss Per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle Warrants, as calculated using the treasury stock method. At November 30, 2018 and 2017, the Company had outstanding Warrants to purchase 14,870,098 shares of common stock. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC, 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At November 30, 2018 and 2017, the Company had no material deferred tax assets.

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

At November 30, 2018, 1,096,031 of the 3,961,287 Public Shares were classified outside of permanent equity at redemption value of $10.64 per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The Company typically has nominal cash balances held in foreign accounts. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal years ended November 30, 2018 and 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We have historically had no cash equivalents balances, only cash balances. In the future we expect our cash and cash equivalents to be held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we will not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal years ended November 30, 2018 and 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-14 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reference is made to Item 4.01 on the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2019 regarding changes in accounting firm and is hereby incorporated by reference.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of November 30, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of November 30, 2018.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

A list of our executive officers and biographical information appears in Part I of this report under the heading “Executive Officers.” The remaining information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended November 30, 2018.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended November 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended November 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended November 30, 2018.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended November 30, 2018.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 19, 2016, between the Company and Maxim Group LLC (1)
2.1	Agreement and Plan of Merger, dated February 27, 2018, by and among Stellar, STLR Merger Subsidiary, Inc., and Phunware, Inc. (6)
2.2	First Amendment to the Agreement and Plan of Merger, dated November 1, 2018 (7)
3.1	Amended and Restated Certificate of Incorporation (8)
3.2	Amended and Restated Bylaws of Phunware, Inc. (8)
3.3	Certificate of Designation (8)
4.1	Warrant Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
4.2	Form of Unit Purchase Option between the Company and Maxim Group LLC (5)
10.1	Form of Promissory Note issued by the Company to its Sponsors*
10.2	Letter Agreement, dated August 18, 2016, by and among the Company, the initial shareholders and the officers and directors of the Company (1)
10.3	Investment Management Trust Account Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Company (1)
10.4	Registration Rights Agreement, dated August 18, 2016, between the Company and certain security holders (1)
10.5	Form of Securities Subscription Agreement, dated January 29, 2016, among the Company and certain security holders (2)
10.6	Second Amended and Restated Sponsor Warrant Purchase Agreement, dated August 12, 2016 among the Company and certain security holders (5)
10.7	Form of Indemnity Agreement (4)
10.8	Administrative Services Agreement, dated August 18, 2016, between the Company and Nautilus Energy Management Corp. (1)
10.9	Securities Purchase Agreement dated December 26, 2018 between Stellar and the Purchaser (8)
10.10	Registration Rights Agreement dated December 26, 2018 between Stellar and the Purchaser (8)
10.11	Form of Promissory Note issued by the Company to Phunware, Inc. *
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 24, 2016.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on June 30, 2016.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on July 28, 2016.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 2, 2016.
(5)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 15, 2016.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 28, 2018.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 6, 2018.
(8)	Incorporated by reference to the Company’s Form 8-K filed with the SEC on January 2, 2019.

Item 16.   Form 10-K Summary

Not applicable.

STELLAR ACQUISITION III INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phunware, Inc. (formerly known as Stellar Acquisition III Inc.) (the “Company”) as of November 30, 2018, the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended November 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2018, and the results of its operations and its cash flows for the year ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019.

New York, NY

March 5, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Stellar Acquisition III, Inc.

We have audited the accompanying balance sheet of Stellar Acquisition III Inc. (the ‘‘Company’’), as of November 30, 2017 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the “financial statements”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of Stellar Acquisition III Inc. as of November 30, 2017, and the results of its operations and its cash flows for the year then ended, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by February 24, 2018 (or by May 23, 2018 if the Company extends the period of time to consummate a Business Combination), then the Company will cease all operations except for the purpose of winding up and liquidating. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, PC

New York, NY

February 9, 2018

Phunware, Inc. (f/k/a Stellar Acquisition III Inc.)

Consolidated Balance Sheets

	November 30, 2018	November 30, 2017
Assets
Current assets
Cash on hand and in Bank	$93	$117,205
Prepaid expenses	18,239	16,869
Total current assets	18,332	134,074
Cash and investments held in the Trust Account	19,705,944	71,215,856
Total assets	$19,724,276	$71,349,930
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$778,629	$124,931
Accrued liabilities	-	12,500
Unsecured promissory notes - related parties	1,105,786	604,300
Unsecured promissory notes - Phunware	535,655	-
Advances – related party	179,500	-
Total current liabilities	2,599,570	741,731
Deferred underwriting fees	462,930	1,725,153
Total liabilities	3,062,500	2,466,884
Common stock subject to possible redemption 1,096,031 and 6,192,221 shares on November 30, 2018 and November 30, 2017, respectively (at a redemption value of approximately $10.64 and $10.32, respectively)	11,661,773	63,883,039
Shareholders’ Equity
Preferred shares, $0.0001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0001 par value, 200,000,000 shares authorized, 2,865,255 and 2,817,956 shares issued and outstanding on November 30, 2018 and November 30, 2017, respectively (excluding 1,096,031 and 6,192,221 shares on November 30, 2018 and November 30, 2017, respectively subject to redemption)	287	282
Additional paid-in capital	6,320,359	5,397,188
Accumulated deficit	(1,320,643)	(397,463)
Total shareholders’ equity	5,000,003	5,000,007
Total liabilities and shareholders’ equity	$19,724,276	$71,349,930

 See accompanying notes to financial statements.

Phunware, Inc. (f/k/a Stellar Acquisition III Inc.)

Consolidated Statement of Operations

	Year ended November 30, 2018	Year ended November 30, 2017

Operating expenses
Operating costs	$1,683,195	$862,228
Loss from operations	(1,683,195)	(862,228)

Other income –Trust Account Investment income	760,015	554,954

Net loss attributable to common shares	$(923,180)	$(307,274)

Weighted average number of common shares outstanding (excluding shares subject to possible redemption)	2,834,955	2,737,367
Basic and diluted net loss per share (excluding shares subject to possible redemption)	$(0.33)	$(0.11)

See accompanying notes to financial statements.

Phunware, Inc. (f/k/a Stellar Acquisition III Inc.)

Consolidated Statement of Changes in Shareholders’ Equity

For the years ended November 30, 2018 and 2017

	Shares of common stock		Additional paid-in	Accumulated	Shareholders’
	Shares	Amount	capital	Deficit	Equity
Balance at November 30, 2016	2,717,009	272	5,089,922	(90,189)	5,000,005
Change in shares subject to redemption	100,947	10	307,266		307,276)
Net loss	-	-	-	(307,274)	(307,274)
Balance at November 30, 2017	2,817,956	282	5,397,188	(397,463)	5,000,007
Change in shares subject to redemption	47,299	5	923,171		923,176
Net loss				(923,180)	(923,180)
Balance at November 30, 2018	2,865,255	287	6,320,359	(1,320,643)	5,000,003

See accompanying notes to financial statements.

Phunware, Inc. (f/k/a Stellar Acquisition III Inc.)

Consolidated Statement of Cash Flows

	Year ended November 30, 2018	Year ended November 30, 2017
Cash Flows from Operating Activities
Net loss	$(923,180)	$(307,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned on Trust Account	(760,015)	(554,954)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	(1,363)	15,350
Increase in accounts payable	653,698	100,181
Increase (decrease) in accrued liabilities	(12,500)	(13,000)
Net cash used in operating activities	(1,043,360)	(759,697)
Net cash used in Investing Activities
Cash withdrawn (deposited) in Trust Account	52,560,319	(604,300)
Funds received from related parties for extensions in the Trust Account	(501,486)	-
Funds received from Phunware for extensions in the Trust Account	(535,655)	-
Interest withdrawn from Trust Account	746,748	386,014
Net cash provided by (used in) investing activities	52,269,926	(218,286)
Cash Flows from Financing Activities
Payments for common shares redeemed	(52,560,319)	-
Repayment of advances from related parties	(35,746)	-
Funds received from issuances of notes payable – related parties	501,486	-
Funds received from issuances of notes payable – Phunware	535,655	-
Advances from related parties	215,246	604,300
Net cash (used in) provided by financing activities	(51,343,678)	604,300
Net (decrease)/increase in cash	(117,112)	(373,683)
Cash at beginning of period	117,205	490,888
Cash at end of period	$93	$117,205
Supplemental disclosure of non-cash investing and financing activities
Deferred underwriting fees reduction	$1,262,223	$-
Interest contributed for extension	$34,168	$200,772
Change in value of shares subject to redemption	$339,047	$307,276

The accompanying notes are an integral part of the financial statements.

 Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

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

On February 27, 2018, Stellar entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Phunware, Inc. On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination, Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

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

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

In connection with the merger with Phunware, the Company formed a wholly-owned subsidiary, STLR Merger Subsidiary Inc., which was incorporated in Delaware in February 2018. Merger Sub did not have any activity as of November 30, 2018. At November 30, 2018, the Company had not commenced any operations. All activity for the period from December 8, 2015 (inception) through November 30, 2018 relates to the Company’s formation and the initial public offering (“Public Offering”) described below and since August 24, 2016 a search for a target business with which to complete a Business Combination and activities in connection with the proposed acquisition of Phunware. The Company did not generate any operating revenues until after completion of a Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering through the consummation of the Business Combination.

Going Concern Consideration

As of December 31, 2016, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

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

The Company’s assessment included a review of the detailed cash forecast for the Successor. Although the Successor continues to focus on growing its revenues, the Successor’s ongoing operating expenditures will significantly exceed the revenue it expects to receive for the foreseeable future. Additionally, the Company has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future.

The Successor’s future plan may include entering into an agreement with a new strategic partner which would provide new working capital or cash funding, utilizing existing and obtaining new credit lines, expanding credit lines, issuing equity securities, including selling common stock and/or preferred stock, the exercise of Warrants for cash and reducing overhead expenses. Despite the Successor’s history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support the Company’s growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, operations would be materially negatively impacted.

Although management consummated the Business Combination, there is substantial doubt about Phunware’s ability to continue as a going concern. The Company has therefore concluded there is substantial doubt about the Company’s ability to continue as a going concern through one year from the issuance of these financial statements.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

Sponsors and Public Financing:

The Company’s sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a Director of the Company (the “Sponsors”). The registration statement (the “Registration Statement”) for the Public Offering (as described in Note 3) was declared effective by the United States Securities and Exchange Commission (the “SEC”) on August 18, 2016. The Company intended to finance a Business Combination with the net proceeds from the $69,006,100 raised in the Public Offering (Note 3) and the $3,985,244 private placement in each case including the partial exercise of the underwriter’s overallotment option. Upon the closing of the Public Offering and the private placement, $70,386,222 was deposited in a Trust Account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”) as discussed below. On August 24, 2017, November 24, 2017, and February 27, 2018, the period of time the Company had to consummate a business combination was extended by three months by increasing the amount in the Trust Account by $402,536 each time, pursuant to the Company’s prospectus in connection with the Company’s initial public offering. On May 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to August 24, 2018, or such earlier date as determined by the Company’s board of directors, by increasing the minimum amount in the Trust Account by $124,164 each month. Concurrently, 3,353,060 Public Shares exercised their right to redeem such Public Shares. An aggregate $34,787,998 was removed from Stellar’s Trust Account to pay for such redemptions. On August 22, 2018, Stellar’s shareholders approved an amendment to the Company’s Second Amended and Restated Articles of Incorporation, extending the date by which Stellar must consummate its initial business combination to December 26, 2018, or such earlier date as determined by the Company’s board of directors, by increasing the minimum amount in the Trust Account by $74,069 each month. Concurrently, 1,695,830 Public Shares exercised their right to redeem such Public Shares. An aggregate $17,772,298 was removed from Stellar’s Trust Account to pay for such redemptions.

The Trust Account:

The Trust Account was invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds remained in the Trust Account until the consummation of the Business Combination. The remaining proceeds outside the Trust Account were used to pay for business, legal and accounting due diligence expenses for prospective acquisition targets and continuing general and administrative expenses. At November 30, 2018, the Trust Account consisted of US treasury bills yielding interest of approximately 2.15% per annum, with a value of $19,704,962 and another $982 held as cash and cash equivalents.

The Company’s amended and restated articles of incorporation provided that, other than the withdrawal of interest to pay taxes, if any, or working capital expenses, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; or (ii) the redemption of 100% of the shares of common stock included in the Units being sold in the Public Offering if the Company is unable to complete a Business Combination by December 26, 2018 (subject to the requirements of law). Since March 17, 2017, the Company has withdrawn $1,144,381 of interest earned from the Trust Account to pay for working capital expenses, respectively. Additionally, $99,236, $101,536 and $34,168 of interest was used for the first, second and third extensions on August 24, 2017, November 24, 2017 and February 23, 2018, respectively.

Business Combination:

On February 27, 2018, Stellar entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Phunware, Inc. On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination, Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Net Loss per Ordinary Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, ineligible for redemption, during the period, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At November 30, 2018, the Company had outstanding warrants to purchase 14,871,098 shares. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been antidilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts in the Company’s financial statements and accompanying notes. Items subject to the use of estimates include assets and liabilities, the disclosure of contingent assets and liabilities, and expenses at the date of the financial statements. Actual results could differ from those estimates.

Cash and securities held in Trust Account:

At November 30, 2018 and 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills. Since March 17, 2017, the Company has withdrawn $1,144,381 of interest earned from the Trust Account to pay for operating expenses. Additionally, $99,236, $101,536 and $34,168 of interest was used for the first, second and third extensions on August 24, 2017, November 24, 2017, and February 23, 2018, respectively.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

Income Taxes:

There is, at present, no direct taxation in the Marshall Islands and interest, dividends, and gains payable to the Company are received free of all Marshall Islands taxes. The Company is registered as an “exempted company” pursuant to the Marshall Islands Business Corporations Act (as amended). As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Marshall Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes. As of November 30, 2018 and 2017, the Company has not commenced operations and thus has no uncertain tax positions. There were no adjustments related to uncertain tax positions recognized during the period December 1, 2016 to November 30, 2018.

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

Accordingly, at November 30, 2018 and 2017, 1,096,031 and 6,192,221 of the 1,851,720 and 6,900,410 Public Shares were classified outside of permanent equity at its redemption value, respectively.

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

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

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

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

Private Placement Warrants

Upon the closing of the Public Offering on August 24, 2016, the Sponsors paid the Company $3,825,000 in a private placement for the purchase of an aggregate of 7,650,000 Warrants at a price of $0.50 per Warrant (the “Private Placement Warrants”). Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Sponsors purchased 320,488 additional Private Placement Warrants for an aggregate price of $160,244. Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they will be non-redeemable so long as they are held by the Sponsors or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsors or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Warrants included in the Units being sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

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

The Company filed a registration statement on Form S-1 with the SEC on February 5, 2019 to register warrants, shares underlying those warrants, and Stellar founder and other shares not registered in the Steller initial public offering. The Form S-1 is currently under SEC review.

Related Party Loans

On August 24, 2017, the Company issued unsecured promissory notes (the “First Extension Notes”) in the aggregate amount of $303,300 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. The Trust Account was funded properly for the extension. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to November 24, 2017.

On November 23, 2017, the Company issued unsecured promissory notes (the “Second Extension Notes”) in the aggregate amount of $301,000 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. These funds, which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to February 24, 2018.

On February 23, 2018, the Company issued unsecured promissory notes in the aggregate amount of $167,100 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp. Additionally, on February 22, 2018 the Company issued a promissory note in the aggregate amount of $201,268 to Phunware. The aggregate funds from the four aforementioned promissory notes (collectively the “Third Extension Notes”), which were deposited into the Trust Account, were used to extend the period of time the Company had to consummate a business combination by three months to May 24, 2018.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

On each of May 22, 2018, June 22, 2018, and July 23, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $62,082 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp on each date noted above. Additionally, each of May 22, 2018, June 22, 2018, and July 23, 2018, the Company issued promissory notes on in the amount of $62,082 to Phunware on each of the three dates noted above (collectively the “Fourth Extension Notes”).

On each of August 23, 2018, September 24, 2018, October 24, 2018, and November 24, 2018, Stellar issued unsecured promissory notes in the aggregate amount of $37,034 to three of the Company’s Sponsors, Firmus Investments Inc., Astra Maritime, Inc. and Magellan Investments Corp on each date noted above. Additionally, on August 23, 2018, September 24, 2018, October 24, 2018 and November 24, 2018, the Company issued promissory notes in the amount of $37,034 on each of the date noted to Phunware (collectively the “Fifth Extension Notes”).

The promissory notes issued to Firmus Investments, Inc., Astra Maritime, Inc., and Magellan Investments, Corp are collectively referred to as the “Sponsor Extension Notes”. The promissory notes issued to Phunware are collectively referred to as the “Phunware Extension Notes.”

As of November 30, 2018, outstanding Sponsor Extension Notes amounted to $1,105,786 and the Phunware Extension Notes amounted to $535,655.

The Phunware Extension Notes bear no interest and are payable the earlier of (a) the date of consummation of the merger pursuant to terms of the Merger Agreement, (b) the date that Stellar consummates its initial business combination, or (c) the date of liquidation of Stellar. The notes were issued in accordance with the Merger Agreement.

The Sponsor Extension Notes bear no interest and are repayable in full upon consummation of the Company’s initial business combination. The Sponsors have the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The terms of any such warrants shall be identical to the terms of the warrants issued pursuant to the private placement that was consummated by the Company in connection with the Company’s initial public offering.

Upon consummation of the Business Combination, the Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full Sponsor Extension Notes. The Phunware Extension Notes were eliminated with the assumption of the predecessor Stellar balance sheet as of the date of the Business Combination.

As of November 30, 2018, the Company had $179,500 of outstanding invoices to Nautilus Energy Management Corp related to advances for legal and professional fees and administrative services fees (described below).

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

Administrative Service Agreement and Services Agreement

The Company has agreed to pay $10,000 a month for office space, administrative services and secretarial support to Nautilus Energy Management Corp., an affiliate of the Company’s Chairman and Director. The agreement commenced on the date the securities were first listed on the NASDAQ Capital Market on August 19, 2016 and terminated upon the consummation by the Company of its initial Business Combination. For the period from December 5, 2015 (inception) through November 30, 2018, the Company expensed $244,194 under this agreement, $90,000 of which was for the twelve months ended November 30, 2018.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company paid an underwriting fee of $1,300,000, equal to a 2.00% underwriting discount on the per Unit offering price to the underwriters, based on a sale of 6,500,000 Units, at the closing of the Public Offering. Following the partial exercise of the underwriters’ overallotment option on September 28, 2016, the Company paid an additional underwriting fee of $80,122. The Company will pay an additional fee (the “Deferred Discount”) of 2.5% of the gross offering proceeds payable to underwriters, reduced pro rata for any share redemptions, upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination. On November 30, 2018, and November 30, 2017, the Deferred Discount amounted to $462,930 and $1,725,153, respectively. The reduction was due to the redemption of 3,353,060 and 1,695,830 shares that took place in May 22, 2018 and August 22, 2018, respectively. The underwriting fees were paid at the closing of the Business Combination following a redemption from the Public Shareholders on December 26, 2018. See Note 8 for additional discussion.

The Company sold to the underwriters for $100, an option to purchase up to a total of 130,000 units, exercisable at $11.50 per unit (or an aggregate exercise price of $1,495,000) upon the closing of the Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Business Combination and terminating on the fifth anniversary of the Business Combination. The units issuable upon exercise of this option are identical to those offered in the Public Offering. The Company accounted for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates the fair value of this unit purchase option is $6.01 per unit (for a total fair value of approximately $781,000) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 37.8% (2) risk-free interest rate of 1.83% and (3) expected life of 5 years. Because the Company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of stock prices of a selection of companies within the energy logistics space, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: Arc Logistics Partners LP, Ardmore Shipping Corporation, Blueknight Energy Partners, L.P., Buckeye Partners, L.P., Cheniere Energy, Inc., DHT Holdings, Inc., Dorian LPG Ltd., EnLink Midstream, LLC, GasLog Ltd., Genesis Energy LP, Golar LNG Ltd., Kinder Morgan, Inc., Magellan Midstream Partners LP, Navigator Holdings Ltd., Nordic American Tankers Limited, NuStar GP Holdings, LLC, ONEOK Inc., PBF Logistics LP, Scorpio Tankers Inc., StealthGas, Inc., Teekay Tankers Ltd., Tsakos Energy Navigation Limited. The Company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

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

NOTE 6 – TRUST ACCOUNT AND FAIR VALUE MEASUREMENTS

As of November 30, 2018, investment securities in the Company’s Trust Account consisted of $19,704,962 in United States Treasury Bills and another $982 held as cash and cash equivalents. As of November 30, 2017, investment securities in the Company’s Trust Account consisted of $71,215,004 in United States Treasury Bills and another $852 held as cash and cash equivalents. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying November 20, 2018 and 2017 consolidated balance sheet and adjusted for amortization or accretion of premiums or discounts. The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of November 30, 2018 and 2017 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value under ASC 320, excluding accrued interest income and gross unrealized holding gain. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding Gain (Losses)	Quoted prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of November 30, 2018 (maturing on December 11, 2018)	$19,654,012	$(54,523)	$19,708,535
U.S. Government Treasury Securities as of November 30, 2017	$71,215,004	$(14,157)	$71,229,161

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 200,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. At November 30, 2018 and 2017, there were 3,961,287 and 9,010,177 shares of common stock issued and outstanding, including 1,096,031 and 6,192,221 shares subject to possible redemption, respectively.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At November 30, 2018 and 2017, there were no shares of preferred stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On December 21, 2018, Stellar held a special meeting at which Stellar’s stockholders considered and approved, among other matters, the Merger Agreement. On December 26, 2018, Stellar deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware. Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, Merger Sub merged with and into Phunware, Inc., with Phunware surviving the Merger and becoming a wholly-owned subsidiary of the Successor. Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of Phunware, Inc. began trading on Nasdaq as “PHUN” and “PHUNW,” respectively.

Phunware, Inc. (f/k/a Stellar Acquisition III, Inc.)

Notes to the Consolidated Financial Statements

In connection with the consummation of the Business Combination, holders of 1,813,487 shares of Stellar common stock sold in its initial public offering (“Public Shares”) exercised their right to redeem their Public Shares for cash at a price of $10.64 per share, for an aggregate amount of approximately $19.3 million. As a result of these redemptions, the Stellar trust account had approximately $0.4 million immediately prior to Closing. As a result of the redemption of public shares, the deferred underwriting fees were decreased to approximately $10,000 and paid at the closing of the Business Combination.

In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, the Sponsors transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. The Series A Financing shares are mandatorily redeemable in cash at the following schedule; (i) 104% of the aggregate value of three thousand (3,000) shares on the 30 day anniversary of the issuance; (ii) 104% of the aggregate value of two thousand five hundred (2,500) shares on the 60th day anniversary of the original issue; and (iii) 104% of the aggregate value of five hundred (500) shares of the 90th day anniversary of the original issue. The Preferred Stock is also convertible into shares of the Company’s common stock at the option of the holder at a price of $11.50 per share, subject to adjustments for stock dividends, stock splits  and other recapitalization type events and antidilutive events which would include subsequent issuances of equity or equity linked securities at prices more favorable than the conversion price of these preferred shares. Generally, the Preferred Stock does not have voting rights. Furthermore, in the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders.

Immediately after giving effect to the Business Combination (including the redemptions and the issuance of shares in the Series A Financing, both described above), there were approximately 27.9 million shares of common stock and warrants to purchase approximately 18.2 million shares of common stock of Phunware issued and outstanding.

In addition, with the consummation of the Business Combination, the Sponsors transferred to the former stockholders of Phunware 3,985,244 warrants to purchase shares of Successor common stock. As consideration for the warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The warrants transferred have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019. See below for additional discussion on the Transfer Sponsor Warrant Note.

The Sponsors also transferred to Stellar 627,864 shares of Stellar common stock, which shall be retained in treasury and available for issuance from time to time by Phunware.

Furthermore, the Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for the unsecured promissory notes - related parties. The repayment of the related party notes was calculated at $0.50 per warrant.

Upon consummation of the Business Combination, the former stockholders of Phunware owned approximately 92% of the issued and outstanding shares of common stock of the Successor. This percentage excludes the impact of outstanding stock options and warrants.

The Merger Agreement contains representations and warranties of the parties thereto, certain of which are limited by materiality and material adverse effect. The parties have also each agreed to certain covenants contained in the Merger Agreement. The representations, warranties and covenants of the parties contained in the Merger Agreement terminated at the Closing, notwithstanding that any covenant that, by its terms, provides for performance following the consummation of the Business Combination shall survive until such covenant is performed.

There is no accounting effect or change in the carrying amount of the consolidated assets and liabilities of the Successor as a result of the domestication. The Business Combination is accounted for as a reverse merger and recapitalization in accordance with GAAP. Accordingly, Stellar is the legal acquirer and Phunware is the accounting acquirer and predecessor whereby the Successor’s historical financial statements reflect the financial position, results of operations and cash flows of Phunware, and the net cash proceeds obtained from Stellar in the Business Combination is reflected as a capital infusion. Furthermore, the historical capitalization of Phunware immediately before the Business Combination was adjusted based on the exchange ratio of 0.459 Successor shares for every one share of Phunware capital stock.

In conjunction with the Reverse Merger and Recapitalization, the Company entered into at-will employment agreements with seven senior-level and executive employees with aggregate annual base salaries of $1,615,000. The employment agreement has an initial term of four years and automatically renews for one-year periods should either party not terminate within ninety days prior to the date of automatic renewal. The employment agreement outlines provisions around bonus, equity, severance and other employment benefits. Should employment terminate within the first two years without cause or a change of control, the executive would be granted severance payment equal to two years of base salary and two years of annualized bonuses earned along with immediate vesting of options. At the conclusion of the second year, the severance amount would be one-year of base salary and immediate vesting of options.

On January 15, 2019, Phunware and the holders of the Transfer Sponsor Warrant Notes agreed to amend, waive and forgive the Transfer Sponsor Warrant Notes in their entireties, effective as of December 26, 2018. The waiver of the Transferred Sponsor Warrant Note had no effect on the holder of outstanding shares of Phunware stock (as determined immediately prior to the Merger) right to receive, should they have elected, the Transfer Sponsor Warrants as consideration in the Reverse Merger and Recapitalization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 5, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan S. Knitowski	Chief Executive Officer	March 5, 2019
Alan S. Knitowski	(Principal Executive Officer)

/s/ Matt Aune	Chief Financial Officer	March 5, 2019
Matt Aune	(Principal Accounting and Financial Officer)

/s/ Keith Cowan	Director	March 5, 2019
Keith Cowan

/s/ Prokopios Tsirigakis	Chair of the Board of Directors	March 5, 2019
Prokopios Tsirigakis

/s/ Randall Crowder	Chief Operating Officer and Director	March 5, 2019
Randall Crowder

/s/ Lori Tauber Marcus	Director	March 5, 2019
Lori Tauber Marcus

/s/ Kathy Tan Mayor	Director	March 5, 2019
Kathy Tan Mayor

/s/ George Syllantavos	Director	March 5, 2019
George Syllantavos