Form 10-K
period 2018-12-31
Phunware, Inc.
filed 2019-03-20
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and (emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

EXPLANATORY NOTE

On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor” or the “Company”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

In connection with the consummation of the Business Combination, on December 26, 2018, the board of directors of the Successor approved a change of its fiscal year end from November 30 to a calendar year ending December 31, effective immediately. Accordingly, the new fiscal year will begin on January 1 and end on December 31.

As of March 13, 2019, there were 35,201,259 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

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

ii

PART I

Item 1. Business.

Business Combination

Phunware, Inc. (“Phunware”) was originally incorporated in the state of Delaware in February 2009. Phunware is a mobile application development platform and its primary internet address can be accessed at https://www.phunware.com.

On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, Stellar, a Republic of the Marshall Islands corporation incorporated in December 2015, deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor” or the “Company”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

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

In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, the Sponsors transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. The Sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman of the board of directors and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a member of our board of directors.

Immediately after giving effect to the Business Combination (including the redemptions and the issuance of shares in the Series A Financing, both described above), there were approximately 27.3 million shares of common stock and warrants to purchase approximately 18.2 million shares of common stock of Phunware issued and outstanding.

In addition, with the consummation of the Business Combination, the Sponsors transferred to the former stockholders of Phunware 3,985,244 warrants to purchase shares of Successor common stock. As consideration for the warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The warrants transferred have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019. The Transfer Sponsor Warrant Note was subsequently waived and forgiven by the noteholders.

Astra Maritime Inc. and Dominium Investments Inc., affiliates of the Company’s Chairman, Mr. Prokopios (Akis) Tsirigakis, and Magellan Investments Corp. and Firmus Investments Inc., affiliates of Mr. George Syllantavos, a Director of the Company (the “Sponsors”), also transferred to Stellar 627,864 shares of Stellar common stock, which shall be retained in treasury and available for issuance from time to time by Phunware.

Furthermore, Stellar issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for the unsecured promissory notes - related parties. The repayment of the related party notes was calculated at $0.50 per warrant.

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

Our Industry

We participate in four rapidly evolving markets — mobile cloud software, media, big data and cryptonetworking — each driven by some combination of technological advancements including cloud, software-defined infrastructure, mobility, data analytics, IoT and decentralization.

Mobile Cloud Software — The mobile cloud software market includes SaaS-based mobile software for all businesses, brands and consumers. The mobile application market is enormous, with worldwide smartphone users downloading more than 175 billion apps — and spending over $86 billion on them — in 2017. (Source: App Annie, 2017 Retrospective). The number of apps available to Android and iOS users climbed over 6 million in 2017 as well, and the average number of apps on a user’s phone is approximately 80. (Source: App Annie, 2017 Retrospective). In 2018, the app economy was predicted to enter a new era and surpass $110 billion in app store spend (Source: App Annie, Top Predictions for the App Economy in 2018).

Media Market — The digital media market includes display, native, video and other types of paid media campaigns rendered on a connected device and used for audience building, audience engagement or audience monetization. According to eMarketer, digital media spending including mobile will top $225 billion and represent 49.6% of total media investment by 2021 (Source: eMarketer, “Worldwide Ad Spending eMarketer’s Updated Estimates and forecast for 2016-2021”). According to the Internet Advertising Bureau (IAB), users spend 66% of their online time on a mobile device and mobile advertising revenue now makes up 54% of all digital ad revenues (Source: Internet Advertising Bureau (IAB), “Digital Trends: Consumer Usage of Digital and its Influence on Ad Revenue”). In the first half of 2017, mobile advertising revenue was $21.7 billion in the US alone (Source: Internet Advertising Bureau (IAB), “Digital Trends: Consumer Usage of Digital and its Influence on Ad Revenue”) and Goodway Group predicts it will grow nearly 4% month-over-month with an expected overall price increase of over 45% by 2019. (Source: Goodway Group, “2018 Programmatic Pricing Guide Projects Big Price Increase for mobile Ads by 2019”).

Big Data Market — The big data market includes businesses engaged in the creation, consumption and/or processing of big data. IDC forecasts that this market will grow from $130 billion in 2016 to more than $203 billion in 2020 (Source: IDC, “Double-Digit Growth Forecast for the Worldwide Big Data and Business Analytics Market Through 2020 Led by Banking and Manufacturing Investments, According to IDC,” October 3, 2015). According to Cisco Systems, global mobile data traffic will grow from 7 exabytes per month in 2016 to 49 exabytes per month in 2021, a compound annual growth rate of 47 percent (Source: Source: Cisco Global Cloud Index: Forecast and Methodology, 2016-201 White Paper). Users are increasingly willing to share their data and participate in this market: 40% of broadband households are willing to share data with manufacturers for product monitoring and maintenance (Source: Parks and Associates, “More than three-fourths of U.S. broadband households use Wi-Fi for in-home connectivity,” May 31, 2017). Across 17 countries studied, 27% users are willing to share their personal data in exchange for benefits or rewards like lower costs or personalized service (Source: GFK Insights, “More people firmly agree with sharing personal data, in return for rewards, than firmly disagree,” January 27, 2017).

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

PhunCoin™ (“PhunCoin”)

We previously formed a wholly-owned subsidiary, PhunCoin, Inc. that will be the issuer of our PhunCoin. PhunCoin will be designed for use within the PhunCoin Ecosystem, which is intended to be a rewards marketplace and data exchange whereby users receive PhunCoin in exchange for their information and PhunCoin can be redeemed by users for goods and services. The PhunCoin Ecosystem is currently in the development stage and is intended to enhance and augment our current mobile application platform, which enables businesses to engage, manage and monetize the information collected by end users and our customers from our consumers.

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

In accordance with the Merger Agreement, PhunCoin Sub commenced an offering to raise capital to fund the development and creation of the PhunCoin Ecosystem through the issuance of rights to receive future PhunCoin (the “Rights”). These Rights will only be issued to accredited investors pursuant to an offering under Rule 506(c) of Regulation D under the Securities Act that complies with know-your-customer (“KYC”), anti-money-laundering (“AML”) and accredited investor verification requirements.

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

PhunCoin will be a digital asset built and transacted on top of an existing blockchain technology. We do not intend to create our own blockchain technology. As a part of our research and development, we evaluated several blockchain technologies to determine which of these providers meet the design specifications we require to create the PhunCoin Ecosystem. We are have evaluated the feasibility of potential solutions and have conducted technical evaluations, performance evaluations, user testing, and other analyses in order to determine the best technology for the PhunCoin Ecosystem. As a result, we have decided to initially use the Stellar blockchain technology for the PhunCoin Ecosystem, although we may choose to use a different blockchain technology in the future. We believe that the Stellar blockchain technology will also enable us to comply with the registration and other requirements of the federal and state securities laws and other applicable laws and regulations.

As part of the PhunCoin Ecosystem launch (i.e., the “Token Generation Event”), PhunCoin Sub intends to issue PhunCoin pursuant to an offering either registered or eligible for exemption from registration under the Securities Act. However, there is no assurance that the PhunCoin Ecosystem will be operational by then (if at all) nor that the offering of PhunCoin will be registered or eligible for an exemption from registration under the Securities Act. PhunCoin will initially be issued to holders of the Rights and also to holders of warrantholders of the PhunCoin Right who were also issued warrants that entitle them to receive PhunCoin if the Token Generation Event occurs. These PhunCoin will have the same terms, other than price, as the PhunCoin being issued to holders of the Rights.

For securities law purposes, PhunCoin is deemed to have already been sold to the holders of the Rights and the warrantholders that have a Right to future issuance of PhunCoin (“PhunCoin Right”). This means that, if and when issued, such PhunCoin will be restricted as to transfer and that any resale by such holders must be made pursuant to an exemption from registration or pursuant to an effective resale registration statement. Phunware does not believe that the PhunCoin issued to holders of the Rights and PhunCoin Right will have any material impact on the amount of capital PhunCoin Sub (or Phunware) may be able to raise for the purposes of creating and operating the PhunCoin Ecosystem or other future capital needs. This is because PhunCoin Sub (i) does not currently contemplate using the proposed PhunCoin offering, as described below, to raise capital (although it could determine to do that as well) but rather, to allow PhunCoin to be distributed in exchange for data and services and (ii) Phunware and the PhunCoin Sub expect to be able to access other sources of capital, which may include debt financings and equity financings through additional private placements, or other offerings (including the current Rule 506(c) private placement which is offering up to $100 million of Rights).

Phunware intends for PhunCoin Sub to be the actual issuer of PhunCoin. Before PhunCoin Sub issues PhunCoin to the holders of PhunCoin Right, Phunware will obtain the consent of those warrantholders representing the requisite vote necessary to amend the warrant to provide for the assignment by Phunware to PhunCoin Sub of all of Phunware’s obligations to issue PhunCoin. Pursuant to the amendment, PhunCoin Sub will fully and unconditionally assume all of Phunware’s obligations to issue PhunCoin that exist under the warrant. Phunware will notify all warrantholders of any amendment to the warrant and the assignment by Phunware, and the assumption by PhunCoin, of the obligations to issue PhunCoin and intends to file a Current Report on Form 8-K once the amendment is entered into and becomes effective.

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

A multidisciplinary team (design engineering, quality assurance, and product) is actively developing all aspects of the PhunCoin Ecosystem. iOS and Android PhunCoin wallet and SDK development is also underway and the data exchange capabilities are being implemented, including segment management and data monetization.

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

Concentration of Major Customers

During the year ended December 31, 2018, our sales were concentrated with Fox Networks Group (“Fox”) and Fetch Media, Ltd. (“Fetch”), which accounted for 42% and 21% of our net sales, respectively. During the year ended December 31, 2017, our sales were concentrated with Fox and Fetch, which accounted for 44% and 11% of our net sales, respectively. As with our other subscriptions and services customers, our contractual arrangements with Fox are governed by standard terms of service and statements of work. Furthermore, our contractual arrangements with our application transaction customers, including Fetch, are governed by insertion orders, which in addition to being governed by our standard terms and conditions are also governed by IAB terms, including but not limited to payment liability and obligations. The revenue concentration of these customers is simply a function of the Company selling additional services and expanding the scope of work. Terms are consistent with our standard terms and contain no materially different terms or conditions.

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

In the United States, we have 13 patents issued and 6 non-provisional patent applications. The issued patents expire between the years 2027 and 2036. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

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

Employees

We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2018, we had 148 employees, including 104 software developers, engineers, QA engineers and product managers. We employed a sales and marketing force of approximately 20 professionals.

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

Item 1A. Risk Factors.

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

We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the year ended December 31, 2018 and December 31, 2017. These losses were due to both a reduction in revenue in 2017 and 2018, as compared to previous years, and the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, we expect our operating expenses to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses will continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we will also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front, while revenue is generally recognized ratably over the committed term of the agreement. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon our recent bookings or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

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

There has been limited precedence set for the financial accounting of digital assets, including the accounting around the issuance of our digital asset, PhunCoin. It is unclear how the Company will be required to account for issuances of its own digital asset, transactions or digital asset it holds on its balance sheet. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account, including accounting for PhunCoin, and harm investors.

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

In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union’s GDPR and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud based offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.

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

We expect that our operating expenses will be higher than our net revenue for the foreseeable future, we currently lack sufficient working capital and, as a standalone entity without giving effect to the Business Combination, we do not currently have financing available to pay all liabilities as they are scheduled to come due in the next twelve months. We are working on several contingency plans within our control to conserve existing liquidity through the reduction of discretionary expenses. We are also exploring various alternatives including debt and equity financing vehicles, alternative offerings (launching an offering for a new token pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act) strategic partnerships and the Business Combination.

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

Additionally, even if we raise sufficient capital through additional equity or debt financings, warrant exercises, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt securities issued could also impose significant restrictions on our operations. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our warrants may and could be exercised on a cashless basis. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.

We intend to raise capital through exercises of our warrants by registering the warrants and common shares underlying those warrants; however, there are no guarantees that that warrant holders will exercise, warrant holders will exercise in cash, the effectiveness of the registration statement will be timely or occur at all. The Company may further elect to redeem the Public Warrants.

The Company had 6,900,610 common stock warrants (the “Public Warrants”) outstanding trading under the Nasdaq ticker symbol PHUNW as of the date of this Report. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act to register the shares of common stock underlying the Public Warrants, following the completion of the Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The Public Warrants became exercisable for cash 30 days after the completion of the Business Combination. However, if any such registration statement has not been declared effective by the 90th day following the closing of the Business Combination, holders of the Public Warrants shall have the right, during the period beginning on the 91st day after the closing of the Reverse Merger and Recapitalization and ending upon such registration statement being declared effective by the Securities and Exchange Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, the holders may exercise their Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

The remainder our warrants are currently exercisable with cash or on a cashless basis.

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

Pursuant to the agreement and plan of merger, dated as of February 27, 2018 (as amended or supplemented from time to time, the “Merger Agreement”) among Stellar, Phunware and certain other parties, as amended by the first amendment to the Merger Agreement dated as of November 1, 2018, we have agreed to use commercially reasonable efforts to raise between $10 million and $100 million through a PhunCoin offering. In accordance with that obligation, in June 2018, PhunCoin Sub launched an offering to raise capital by offering investors the right to acquire PhunCoin pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. As of the date of this Annual Report, $990 thousand has been raised in the rights offering. We will use our commercially reasonable efforts to develop and issue PhunCoin, but there is no assurance that it will do so. If the Token Generation Event, defined as the launch of the PhunCoin Ecosystem, is not consummated or the rights offering does not result in substantial proceeds, it could have a material adverse effect on our cash position. If the Token Generation Event is not consummated, we would have to reduce our planned expenditures and/or would require additional funding from other sources in order to carry out our business plan. Also, any significant difficulties we may experience with the Token Generation Event or the development of the PhunCoin could result in claims against us and could have a material adverse effect on the holders of our common stock.

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

Because PhunCoin will be a digital asset built and transacted initially on top of Stellar, an existing blockchain technology, Phunware is reliant on another blockchain network, and users are subject to the risk of wallet incompatibility and blockchain protocol risks.

We have decided to initially use the Stellar blockchain as the underlying blockchain technology to create the PhunCoin Ecosystem, although we may choose another blockchain technology in the future. Reliance upon another blockchain technology subjects us and PhunCoin Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the Stellar blockchain protocol, which may cause PhunCoin to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the network.

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

Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with the Business Combination. At December 31, 2018, we had federal net operating loss carryforwards of approximately $98.3 million, of which $12.6 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2018, we had state and local net operating loss carryforwards of approximately $51.0 million, which will begin to expire in 2030.

We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2018. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

We have a concentration of sales with key customers and any substantial reduction in sales to these customers would have a material adverse effect on our results of operations and financial condition.

During the year ended December 31, 2018, our sales were concentrated with Fox Networks Group (“Fox”) and Fetch Media, Ltd. (“Fetch”), which accounted for 42% and 21% of our net sales, respectively. During the year ended December 31, 2017, our sales were concentrated with Fox and Fetch, which accounted for 44% and 11%, respectively, of our net sales. Fetch and Fox are currently of key importance to our business, and our results of operations would be materially adversely affected if these relationships ceased or were reduced in any material respect. We cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in traffic or purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

From December 28, 2018, the date our common stock began trading on Nasdaq, through March 13, 2019, the closing price of our common stock has ranged from $10.84 per share to $308.40 per share on an average trading volume of 14,401, and the closing price of our warrants has ranged from $0.22 per warrant to $0.84 per warrant on an average trading volume of approximately 238,000. From time to time, we may have volatility in our stock or warrant prices for reasons that are unknown to us.

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

If securities or industry analysts do not publish or cease publishing research or reports about the Company, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.

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

At the consummation of the Business Combination, the Sponsors and our officers, directors and stockholders owning more than 1% of our outstanding equity immediately prior to the effective time of the Business Combination (each, a “Significant Stockholder”) is subject to a lock-up or such Significant Stockholder is otherwise subject to substantially similar transfer restrictions in favor of Phunware (the “Lock-Ups”). Pursuant to such Lock-Ups, each such holder agreed not to, during the period commencing from the consummation of the Business Combination and ending on the earlier of (A) the 180 days of the date of the consummation of the Business Combination and (B) the date after the consummation of the Business Combination on which we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our stockholders having the right to exchange their equity holdings in Phunware for cash, securities or other property: (x) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (y) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (z) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (x), (y) or (z) above is to be settled by delivery of restricted securities or other securities, in cash or otherwise. When the lock-up period in the Lock-Ups expires, the locked-up security holders will be able to sell our shares in the public market.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

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

Item 3. Legal Proceedings.

On September 26, 2017, we filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in our complaint and also filed a cross-complaint against us and Fetch — the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s assertion that Fetch and/or We (and/or other-as-yet-unidentified ad networks and publishers) are liable for the fraud-infested Fetch Campaign, under which Uber overpaid Fetch and mobile advertising providers due to fraudulent attribution for installments of the Uber application. Uber does not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). We filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter has been assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). Uber and Fetch have reached an agreement in principle to settle Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. The Court has set a trial date of August 12, 2019. The parties have exchanged documents in discovery and depositions are underway. We maintain that our claims against Uber are meritorious and that Uber’s claims against us are not. However, we make no predictions on the likelihood of success of prevailing on our contract action against Uber or on the likelihood of defeating Uber’s claims against us.

On September 8, 2017, the Company and Greater Houston Convention and Visitors Bureau (“GHCVB”) initiated litigation in a breach of contract dispute. The case is captioned Greater Houston Convention and Visitors Bureau v. Phunware, Inc., Cause No. 2017-58894, in the District Court of Harris County, Texas. The dispute concerns an October 2016 agreement for us to develop a mobile application and advertising campaign for GHCVB. In April 2018, the parties mediated this dispute with the assistance of a private mediator. The mediation was successful and Phunware was awarded $485 thousand, which was paid to us in April 2018. Each side was responsible for their own attorneys’ fees.

From time to time, the Company is and may become involved in various legal proceedings in the ordinary course of business. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular reporting period. In addition, for the matters disclosed above that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Following the business combination, common stock and warrants began trading on the NASDAQ Capital Market under the symbols “PHUN” and “PHUNW”, respectively. The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the Nasdaq for the fiscal year ended December 31, 2018 and 2017.

	Common Stock		Warrants
Year Ended December 31, 2018	Low	High	Low	High
January 1, 2018 through March 31, 2018	$10.17	$10.49	$0.12	$0.93
April 1, 2018 through June 30, 2018	$10.00	$10.48	$0.16	$0.93
July 1, 2018 through September 30, 2018	$10.36	$11.00	$0.12	$0.40
October 1, 2018 through December 31, 2018	$9.16	$14.26	$0.10	$0.35

	Common Stock		Warrants
Year Ended December 31, 2017	Low	High	Low	High
January 1, 2017 through March 31, 2017	$10.00	$10.20	$0.20	$0.60
April 1, 2017 through June 30, 2017	$9.99	$10.20	$0.21	$0.40
July 1, 2017 through September 30, 2017	$10.00	$10.28	$0.31	$0.48
October 1, 2017 through December 31, 2017	$10.01	$10.24	$0.21	$0.40

On March 13, 2019 our common stock had a closing price of $61.50 our warrants had a closing price of $0.7799.

Holders

On March 13, 2019, there were approximately 496 holders of record of our common stock and 136 holders of record of our warrants. We believe the number of beneficial owners of our common stock and warrants are substantially greater than the number of record holders because a large portion of our outstanding common stock and warrants are held of record in broker “street names” for the benefit of individual investors. As of March 13, 2019, there were 35,201,259 common shares outstanding and 9,802,786 warrants outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

2018 Equity Incentive Plan

In connection with the consummation of the Business Combination, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services to the Successor or any parent or subsidiary, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

Authorized Shares. A total of 2,729,416 shares of common stock are reserved for issuance pursuant to the 2018 Plan. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Business Combination, are assumed in connection with the Business Combination, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Business Combination, are forfeited to or repurchased by us, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 2,372,893. Currently, no awards have been granted under the 2018 Plan.

The number of shares of common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2019, equal to the least of:

●	10% of the post-closing outstanding shares of common stock;

●	5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or

●	such other amount as our board of directors may determine.

If an award expires or becomes unexercisable without having been exercised in full, is surrendered pursuant to an exchange program, or, with respect to restricted stock, restricted stock units, performance units or performance shares, is forfeited to, or repurchased by, the Successor due to failure to vest, then the unpurchased shares (or for awards other than stock options or stock appreciation rights, the forfeited or repurchased shares) will become available for future grant or sale under the 2018 Plan (unless the 2018 Plan has terminated). With respect to stock appreciation rights, the net shares issued will cease to be available under the 2018 Plan and all remaining shares will remain available for future grant or sale under the 2018 Plan. Shares used to pay the exercise price of an award or to satisfy the tax withholding obligations related to an award will become available for future grant or sale under the 2018 Plan. To the extent an award is paid out in cash rather than shares, such cash payment will not result in a reduction in the number of shares available for issuance under the 2018 Plan.

Adjustments to Shares Subject to the 2018 Plan. In the event of any dividend or other distribution (whether in the form of cash, shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares or other securities of the Successor, or other change in the corporate structure affecting the common stock occurs, the administrator (as defined below), in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2018 Plan, will adjust the number and class of shares that may be delivered under the 2018 Plan, and/or the number, class and price of shares covered by outstanding awards, and the numerical share limitations in the 2018 Plan.

Administration. Our board of directors or one or more committees appointed by our board of directors administers the 2018 Plan (referred to as the “administrator”). If the administrator determines it is desirable to qualify transactions under the 2018 Plan as exempt under Rule 16b-3 of the Exchange Act, such transactions will be structured to satisfy the requirements for exemption under Rule 16b-3. Subject to the provisions of the 2018 Plan, the administrator has the power to administer the 2018 Plan, including but not limited to, the power to interpret the terms of the 2018 Plan and awards granted under it, to prescribed, amend and rescind rules relating to the 2018 Plan, including creating sub-plans, and to determine the terms of the awards, including the exercise price, the number of shares of common stock subject to each such award, the exercisability of the awards and the form of consideration, if any, payable upon exercise. The administrator also has the authority to amend existing awards to reduce or increase their exercise prices, to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type and/or cash.

Eligibility. Awards may be granted to employees, directors and consultants of the Company and employees and consultants of any parent or subsidiary corporation of the Company. Incentive stock options may be granted only to employees who, as of the time of grant, are employees of the Successor or any parent or subsidiary corporation of the Company.

Stock Options. Stock options in the form of non-statutory stock options or incentive stock options may be granted under the 2018 Plan. The administrator determines the number of shares subject to each option. The administrator determines the exercise price of options granted under the 2018 Plan, provided that the exercise price must at least be equal to the fair market value of the Successor’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option generally will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2018 Plan, the administrator determines the other terms of options.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2018 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her stock appreciation rights agreement. Generally, the terms and conditions relating to the period of post-termination exercise with respect to options described above also apply to stock appreciation rights, however, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2018 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of common stock, or a combination thereof, except that the per share exercise price for the shares to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock Awards. Restricted stock may be granted under the 2018 Plan. Restricted stock awards are grants of shares of common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2018 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions to vesting it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service to the Company); provided, however, that the administrator, in its sole discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the administrator provides otherwise. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture.

Restricted Stock Units. Restricted stock units may be granted under the 2018 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share of common stock. Subject to the provisions of the 2018 Plan, the administrator determines the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service to the Company) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout.

Performance Units and Performance Shares. Performance units and performance shares may be granted under the 2018 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals established by the administrator are achieved or the awards otherwise vest. The administrator will establish organizational or individual performance goals or other vesting criteria in its discretion, which, depending on the extent to which they are met, will determine the number and/or the value of performance units and performance shares to be paid out to participants. After the grant of a performance unit or performance share, the administrator, in its sole discretion, may reduce or waive any performance criteria or other vesting provisions for such performance units or performance shares. Performance units shall have an initial dollar value established by the administrator on or prior to the grant date. Performance shares shall have an initial value equal to the fair market value of common stock on the grant date. The administrator, in its sole discretion, may pay earned performance units or performance shares in the form of cash, in shares of common stock or in some combination thereof.

Transferability of Awards. Unless the administrator provides otherwise, the 2018 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

Dissolution or Liquidation. In the event of a proposed liquidation or dissolution of the Company, the administrator will notify participants as soon as practicable prior to the effective date of such proposed transaction, and, to the extent not exercised, all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control. The 2018 Plan provides that in the event of a merger or change in control, as defined under the 2018 Plan, each outstanding award will be treated as the administrator determines, except that if a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on such award will lapse, all performance goals or other vesting criteria applicable to such award will be deemed achieved at 100% of target levels. In addition, if an option or stock appreciation right is not assumed or substituted, the administrator will notify the participant in writing or electronically that the option or stock appreciation right will become fully exercisable, for a specified period prior to the transaction, and will then terminate upon the expiration of the specified period of time. Upon a change in control, awards granted to an outside director will vest fully and become immediately exercisable, all restrictions on his or her restricted stock and restricted stock units will lapse, and with respect to awards with performance-based vesting, all performance goals or other vesting criteria will be deemed achieved at 100% of target levels, and all other terms and conditions met.

Amendment; Termination. The administrator has the authority to amend, alter, suspend, or terminate the 2018 Plan provided such action does not impair the existing rights of any participant. The 2018 Plan automatically will terminate in 2028, unless it is terminated sooner.

2018 Employee Stock Purchase Plan

In connection with the consummation of the Business Combination, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock through accumulated contributions, which generally will be made through payroll deductions. The 2018 ESPP permits the administrator (as discussed below) to grant purchase rights that qualify for preferential tax treatment under Code Section 423. In addition, the 2018 ESPP authorizes the grant of purchase rights that do not qualify under Code Section 423 pursuant to rules, procedures or sub-plans adopted by the administrator that are designed to achieve desired tax or other objectives.

Authorized Shares. 1,228,237 shares of common stock are available for sale under the 2018 ESPP. The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of:

●	3% of the expected post-closing outstanding shares of common stock;

●	1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or

●	such other amount as the administrator may determine.

2018 ESPP Administration. The 2018 ESPP will be administered by our board of directors or a committee appointed by the board (the “administrator”). The administrator has full and exclusive discretionary authority to construe, interpret, and apply the terms of the 2018 ESPP, to designate separate offerings under the 2018 ESPP, to adjudicate disputed claims under the 2018 ESPP, and to establish such procedures that it deems necessary for the administration of the 2018 ESPP. The administrator is specifically authorized to adopt rules and procedures regarding eligibility to participate, the definition of “compensation,” handling of contributions, and making of contributions to the 2018 ESPP, among other responsibilities. Every finding, decision and determination made by the administrator will, to the full extent permitted by law, be final and binding upon all parties.

Eligibility. Any eligible employee on a given enrollment date will be eligible to participate in the 2018 ESPP. Generally, all of our employees will be eligible to participate if they are employed by the Company, or any participating subsidiary, for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted rights to purchase shares of common stock under the 2018 ESPP if such employee:

●	immediately after the grant would own capital stock and/or hold outstanding options to purchase 5% or more of the total combined voting power or value of all classes of capital stock; or

●	hold rights to purchase shares of common stock under all of our employee stock purchase plans that accrue at a rate that exceeds $25,000 worth of shares of common stock for each calendar year.

Offering Periods. The offering periods under the 2018 ESPP will begin on such date as determined by the administrator and expire on the earliest to occur of (a) the completion of the purchase of shares on the last exercise date occurring within 27 months of the applicable enrollment date of the offering period on which the purchase right was granted, or (b) a shorter period established by the administrator prior to an enrollment date for all options to be granted on such enrollment date.

An eligible employee may participate in the 2018 ESPP by timely submitting a properly completed subscription agreement or following an electronic or other enrollment procedure determined by the administrator. On the enrollment date of each offering period, each participant automatically is granted a right to purchase shares of common stock. This purchase right is exercised on each purchase date during an offering period to the extent of the contributions made during such offering period, unless the purchase right has expired (upon termination of a participant’s employment) or the participant has withdrawn from the 2018 ESPP, as described in further detail below.

Once an employee becomes a participant in the 2018 ESPP, the employee automatically will participate in each successive offering period until the employee withdraws from the 2018 ESPP or the employee’s employment with the Company or one of our designated subsidiaries terminates.

Contributions. The 2018 ESPP permits participants to purchase shares of common stock through contributions (generally in the form of payroll deductions) of up to an amount of their eligible compensation determined by the administrator. Eligible compensation includes a participant’s base straight time gross earnings, but exclusive of payments for incentive compensation, bonuses, payments for overtime and shift premium, equity compensation income and other similar compensation. Unless otherwise determined by the administrator, a participant may purchase a maximum of 2,000 shares of common stock during a purchase period.

Exercise of Purchase Right. Amounts deducted and accumulated by the participant are used to purchase shares of common stock on each exercise date. The purchase price of the shares will be determined by the administrator but in no event will be less than 85% of the lower of the fair market value of common stock on the enrollment date or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company.

Non-Transferability. Neither contributions credited to a participant’s account nor any rights with regard to the exercise of a purchase right or to receive shares under the 2018 ESPP may be assigned, transferred, pledged or otherwise disposed of in any way, other than by will, the laws of descent and distribution or as otherwise provided under the 2018 ESPP.

Changes in Capitalization. If there is any dividend or other distribution (whether in the form of cash, common stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of common stock or other securities of the Successor, or other change in the corporate structure of the Company affecting common stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the 2018 ESPP, then the administrator will adjust the number and class of common stock that may be delivered under the 2018 ESPP, the purchase price per share, the number of shares of common stock covered by each right to purchase shares under the 2018 ESPP that has not yet been exercised, and the numerical limitations set forth in the 2018 ESPP.

Dissolution or Liquidation. In the event of the proposed dissolution or liquidation of the Company, any offering period then in progress will be shortened by setting a new purchase date and any offering periods will end on the new purchase date. The new purchase date will be prior to the proposed dissolution or liquidation. The administrator will notify each participant in writing or electronically prior to the new purchase date that the purchase date has been changed to the new purchase date and that the right to purchase shares under the 2018 ESPP will be exercised automatically on the new purchase date, unless the participant has already withdrawn from the offering period prior to such date.

Change in Control. If there is a merger or “change in control,” as defined in the 2018 ESPP, each right to purchase shares under the 2018 ESPP will be assumed or an equivalent right to purchase shares will be substituted by the successor corporation or a parent or subsidiary of such successor corporation. If the successor corporation refuses to assume or substitute for the 2018 ESPP purchase rights, the offering period covered by such 2018 ESPP purchase right by setting a new purchase date on which such offering period will end. The new purchase date will be before the proposed merger or change in control. The administrator will notify each participant in writing or electronically prior to the new purchase date that the purchase date has been changed to the new purchase date and that the right to purchase shares under the 2018 ESPP will be exercised automatically on the new purchase date, unless the participant has already withdrawn from the offering period prior to such date.

Amendment; Termination. The administrator, in its sole discretion, may amend, suspend or terminate the 2018 ESPP, subject to its terms. The 2018 ESPP automatically will terminate in 2038, unless we terminate it sooner.

2009 Equity Incentive Plan

In February 2009, the Phunware board of directors adopted, and the Phunware stockholders approved, the 2009 Plan. The 2009 Plan was most recently amended in December 2017. The 2009 Plan permits the grant of incentive stock options, within the meaning of Section 422 of the Code, to Phunware employees and any parent and subsidiary corporations’ employees, and for the grant of nonstatutory stock options, stock appreciation rights, restricted stock, and restricted stock units to Phunware employees, directors and consultants and Phunware’s parent and subsidiary corporations’ employees and consultants. In addition, the 2009 Plan permits the grant of EMI stock options, which are options granted under the 2009 Plan to an eligible employee which is a qualifying option as defined in paragraph 1(2) of Schedule 5 (“Schedule 5”), to the United Kingdom Income Tax (Earnings and Pensions) Act 2003 (“ITEPA 2003”). EMI stock options (“EMI Options”), may only be granted to Phunware employees and any parent and subsidiary corporations’ employees whose time the employee is required to spend on Phunware business or that of any subsidiary (including any time which the employee would have been so required to spend but for permitted absence (as such term is defined in the 2009 Plan)) is not less than twenty-five (25) hours per week, or, if less, 75% of this working time and who does not have a material interest (as such term is defined in the 2009 Plan) in Phunware or any subsidiary corporation.

Authorized Shares. The 2009 Plan terminated in connection with the consummation of the Business Combination, and accordingly, no shares will be available for issuance under the 2009 Plan following the consummation of the Business Combination. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2018, options to purchase 2,364,823 shares of our common stock remained outstanding under the 2009 Plan.

Plan Administration. Phunware’s board of directors or one or more committees appointed by the Phunware board of directors administers the 2009 Plan (the “administrator”). Subject to the provisions of the 2009 Plan, the administrator has the power to administer the 2009 Plan, including but not limited to, the power to interpret the terms of the 2009 Plan and awards granted under it, to prescribe, amend and rescind rules relating to the 2009 Plan, including creating sub-plans, and to determine the terms of the awards, including the exercise price, the number of shares of Phunware’s common stock subject to each such award, the exercisability of the awards, any conditions attaching to the shares under an award which makes the shares “restricted securities” or “restricted interest in securities” within the meaning of ITEPA 2003 (if applicable), and the form of consideration, if any, payable upon exercise. The administrator also has the authority to amend existing awards, including the power to extend the post-termination exercisability period of awards and to extend the maximum term of an option and to allow participants to defer the receipt of the payment of cash or the delivery of shares that otherwise would be due to such participant under an award. The administrator also has the authority to amend existing awards to reduce or increase their exercise prices, to allow participants the opportunity to transfer outstanding awards to a financial institution or other person or entity selected by the administrator and to institute an exchange program by which outstanding awards may be surrendered or cancelled in exchange for awards of the same type which may have a higher or lower exercise price or different terms, awards of a different type and/or cash and to make all other determinations the administrator deems necessary or advisable for administering the 2009 Plan.

Options (other than EMI Options). Stock options may be granted under the 2009 Plan. The exercise price of options granted under the 2009 Plan must at least be equal to the fair market value of Phunware’s common stock on the date of grant. The term of an option may not exceed ten years, except that with respect to incentive stock options, any participant who owns more than 10% of the voting power of all classes of Phunware’s outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After termination of an employee, director or consultant, he or she may exercise his or her option for the period of time as specified in the applicable option agreement. If termination is due to death or disability, the option generally will remain exercisable for at least 12 months. In all other cases, the option will generally remain exercisable for at least three months. However, in no event may an option be exercised later than the expiration of its term. Subject to the provisions of the 2009 Plan, the administrator determines the other terms of options.

EMI Options. EMI Options may be granted under the 2009 Plan. An option may only be an EMI Option if Phunware was a qualifying company, within the meaning of Schedule 5, on the date of grant and if the option is granted for commercial reasons in order to recruit or retain an eligible employee (as such term is defined in the 2009 Plan) and not as part of a scheme or arrangement for the main purpose (or one of the main purposes) of which is the avoidance of tax. In addition, certain limitations, as described in the 2009 Plan, with respect to the total value of shares that may be treated as EMI Options apply. If an option does not comply with the requirements of Schedule 5 and as a result, the option is not an EMI Option, or the extent the limits described in the 2009 Plan are not met, the option will be a nonstatutory stock option. Except as noted herein, the provisions applicable to nonstatutory stock options described above will also apply to EMI Options.

Stock Appreciation Rights. Stock appreciation rights may be granted under the 2009 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of Phunware common stock between the exercise date and the date of grant. Stock appreciation rights may not have a term exceeding ten years. After the termination of service of an employee, director or consultant, he or she may exercise his or her stock appreciation right for the period of time stated in his or her award agreement. However, in no event may a stock appreciation right be exercised later than the expiration of its term. Subject to the provisions of the 2009 Plan, the administrator determines the other terms of stock appreciation rights, including when such rights become exercisable and whether to pay any increased appreciation in cash or with shares of Phunware common stock, or a combination thereof, except that the per share exercise price for the shares of Phunware common stock to be issued pursuant to the exercise of a stock appreciation right will be no less than 100% of the fair market value per share on the date of grant.

Restricted Stock. Restricted stock may be granted under the 2009 Plan. Restricted stock awards are grants of shares of Phunware common stock that vest in accordance with terms and conditions established by the administrator. The administrator will determine the number of shares of restricted stock granted to any employee, director or consultant and, subject to the provisions of the 2009 Plan, will determine the terms and conditions of such awards. The administrator may impose whatever conditions for lapse of the restriction on the shares it determines to be appropriate (for example, the administrator may set restrictions based on the achievement of specific performance goals or continued service); provided, however, that the administrator, in its discretion, may accelerate the time at which any restrictions will lapse or be removed. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to the restriction, unless the administrator provides otherwise. Shares of restricted stock as to which the restrictions have not lapsed are subject to Phunware’s right of repurchase or forfeiture.

Restricted Stock Units. Restricted stock units may be granted under the 2009 Plan. Restricted stock units are bookkeeping entries representing an amount equal to the fair market value of one share Phunware’s common stock. Subject to the provisions of the 2009, the administrator will determine the terms and conditions of restricted stock units, including the vesting criteria (which may include accomplishing specified performance criteria or continued service) and the form and timing of payment. Notwithstanding the foregoing, the administrator, in its sole discretion, may reduce or waive any vesting criteria that must be met to receive a payout.

Non-Transferability of Awards. Unless the administrator provides otherwise (excluding EMI Options), the 2009 Plan generally does not allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime. An EMI Option is personal to the participant and may not be transferred and only the recipient of an EMI Option may exercise such award during his or her lifetime.

Certain Adjustments. In the event of certain changes in Phunware’s capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under the 2009 Plan, the administrator will adjust the number and class of shares that may be delivered under the 2009 Plan and/or the number, class and price of shares covered by each outstanding award.

Dissolution or Liquidation. In the event of Phunware’s proposed liquidation or dissolution, the administrator will notify participants as soon as practicable prior to the date of such proposed action and, to the extent not exercised, all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or Change in Control. The 2009 Plan provides that in the event of a merger or change in control, as defined under the 2009 Plan, each outstanding award will be treated as the administrator determines. If a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on the shares subject to such award will lapse, all performance goals or other vesting criteria applicable to the shares subject to such award will be deemed achieved at 100% of target levels and all of the shares subject to such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right becomes fully vested and exercisable in connection with a change in control due to the successor corporation’s refusal to assume the award, the administrator will notify the applicable participant in writing or electronically that the award will be exercisable for a period of time determined by the administrator, and the option or stock appreciation right will terminate upon the expiration of such period. The Business Combination was not deemed a change in control as prescribed by the plan, and the Successor assumed all outstanding awards at the exchange ratio of 0.459.

Amendment; Termination. The Phunware board of directors has the authority to amend, alter, suspend or terminate the 2009 Plan, provided such action will not impair the existing rights of any participant, unless mutually agreed to in writing between the participant and the administrator. As noted above, upon the consummation of the Business Combination, the 2009 Plan terminated and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.

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

Since January 1, 2016, Phunware issued an aggregate of approximately 3,547,000 Series F Preferred Shares at $9.22 per share for gross aggregate proceeds of approximately $32,702,000. The holders of Phunware’s preferred stock converted their shares into common stock in the immediately before consummation of the Business Combination.

Plan-Related Issuances

From January 1, 2016 through December 31, 2018, Phunware granted to its officers, directors, employees, consultants and other service providers options to purchase an aggregate of 2,634,750 Successor shares of its common stock under the Registrant’s 2009 Equity Incentive Plan at exercise prices ranging from $0.4357 to $2.3094 per share, after giving effect to the exchange ratio of 0.459.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this section to “we,” “us” or “the Company” refer to Phunware. References to “management” or “management team” refer to Phunware’s officers and directors.

The following discussion and analysis of Phunware’s financial condition and results of operations should be read in conjunction with Phunware’s consolidated financial statements and the related notes to those statements included elsewhere in this prospectus. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Phunware’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Overview

Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen as a Service (MaaS) platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Its offerings include:

●	Enterprise mobile software including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement, audience monetization, vertical solutions and cryptonetworking, MaaS software application framework that pre-integrates all of our MaaS software ingredients for use within mobile application portfolios, solutions and services;

●	Application transactions for mobile audience building, user acquisition application discovery, audience engagement, audience monetization; and

●	Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media campaigns.

Additionally, we plan to launch PhunCoin, a blockchain-powered token and ecosystem that enables consumers, brands and application developers to transact directly and create a value-based and voluntary data exchange.

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

Key Business Metrics

Our management regularly monitors certain financial measures to track the progress of its business against internal goals and targets. We believe that the most important of these measures include backlog and deferred revenue and dollar-based revenue retention rate.

Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. We generally sign multiple-year platform subscriptions and services contracts and invoice an initial annual amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of December 31, 2018 and December 31, 2017 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically two to three years in length.

In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. The majority of our deferred revenue balance consists of platform subscription revenues that are recognized ratably over the contractual period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.

The following table sets forth the backlog and deferred revenue:

	Period Ended December 31,
	2018	2017
	(in thousands)
Backlog	$16,730	$20,307
Deferred revenue	8,251	8,209
Total backlog and deferred revenue	$24,981	$28,516

Dollar-based Revenue Retention Rate, based on platform subscriptions and services revenue. Phunware calculated dollar-based revenue retention rate, based on platform subscriptions and services revenue, expressed as a percentage, by dividing (1) total revenue in the current 12-month period from those customers who were customers during the prior 12-month period by (2) total revenue from the customers in the prior 12-month period. Phunware believes that our ability to retain our customers and expand their use of our solutions over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate provides insight into the impact on current period revenue of the number of new customers acquired during the prior 12-month period, the timing of our implementation of those new customers, growth in the usage of our solutions by our existing customers and customer attrition. If our revenue retention rate for a period exceeds 100%, this means that the revenue retained during the period including expansion and upsells more than offset the revenue that we lost from customers that did not renew their contracts during the period. Our revenue retention rate may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, economic conditions or overall reductions in our customers’ spending levels.

The following table sets forth the dollar-based revenue retention rates:

	Period Ended December 31,
	2018	2017
Dollar-based revenue retention rate	94%	141%

Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are non-GAAP financial measures. Management uses these measures (1) to compare operating performance on a consistent basis, (2) to calculate incentive compensation for its employees, (3) for planning purposes including the preparation of its internal annual operating budget, and (4) to evaluate the performance and effectiveness of operational strategies. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management.

For more information about Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA and a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA, see the section titled “Selected Consolidated Financial and Other Data of Phunware—Use of Non-GAAP Financial Measures.”

	Year Ended December 31,
	2018	2017
	(in thousands)
Adjusted gross profit (1)	$19,176	$11,771
Adjusted gross margin (1)	62.1%	44.0%
Adjusted EBITDA (2)	$(8,569)	$(24,073)

(1)	Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. We believe that Adjusted Gross Profit and Adjusted Gross Margin provide supplemental information with respect to margin regarding ongoing performance. We define Adjusted Gross Profit as total revenue less cost of revenue, adjusted to exclude stock-based compensation and amortization of intangible assets. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of total revenue.

(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (1) interest expense, (2) income tax benefit (expense), (3) depreciation, (4) amortization, and further adjusted for (5) stock-based compensation expense. The reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods presented is as follows. See “—Use of Non-GAAP Financial Measures” below for additional information.

The following tables present a reconciliation of Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to gross profit and net loss, the most directly comparable financial measures calculated in accordance with GAAP:

	Year Ended December 31,
	2018	2017
	(in thousands)
Gross profit	$19,081	$11,008
Add back: Amortization of intangibles	50	740
Add back: Stock-based compensation	45	23
Adjusted gross profit	19,176	11,771
Adjusted gross margin	62.1%	44.0%

	Year Ended December 31,
	2018	2017
	(in thousands)
Net loss	$(9,803)	$(25,938)
Add back: Depreciation and amortization	434	1,438
Add back: Interest expense	724	397
Less: Income tax benefit	(374)	(88)
EBITDA	(9,019)	(24,191)
Add Back: Stock-based compensation	450	118
Adjusted EBITDA	$(8,569)	$(24,073)

Use of Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include;

●	Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating its ongoing operating performance for a particular period;

●	Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations, and;

●	other companies in our industry may calculate Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations to Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA by relying primarily on its GAAP results and using Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA only for supplemental purposes. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of its financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

Components of Results of Operations

There are a number of factors that impact the revenue and margin profile of the services and technology offerings we provide, including, but not limited to, solution and technology complexity, technical expertise requiring the combination of products and types of services provided, as well as other elements that may be specific to a particular client solution.

Revenue and Gross Profit

Platform Subscriptions and Services Revenue. Subscription revenue is derived from software license fees, which comprise subscription fees from customers licensing our MaaS modules, which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees, which comprise support and maintenance fees of their applications, software updates, and technical support for software products (post-contract customer support, or PCS) for an initial term. License subscription and app development arrangements are typically accompanied by support agreements, with terms ranging from 6 to 60 months and are non-cancelable, though customers typically have the right to terminate their contracts for cause if the Company materially fails to perform.

We typically receive cash payments from customers in advance of when the PCS services are performed under the arrangements with the customer and records this as deferred revenue. These arrangements obligate us to provide PCS over a fixed term. We are unable to establish vendor-specific objective evidence (VSOE) of fair value for all undelivered elements in certain arrangements that include licenses, support, and services, due to the lack of VSOE for support bundled with the software license and application development. Because VSOE of fair value of the PCS included in the arrangement does not exist, the PCS cannot be accounted for separately from the software and customization efforts. Once the PCS period commences, we recognize revenue ratably over the remaining PCS period. In these instances, revenue is recognized ratably over the period that the services are expected to be performed, which is generally the support period.

From time to time, we also provide professional services by outsourcing employees’ on a time and materials basis to customers. Such amounts are typically recorded as revenue when the services are delivered.

Platform subscriptions and services gross profit is equal to subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or PCS of applications relating to platform subscription customers are included in cost of sales. Whereas, costs related to the ongoing development and maintenance of Phunware’s MaaS platform are expensed in research and development. As a result, platform subscriptions and services gross profit may fluctuate from period to period.

Application Transaction Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks, or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks, or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions, cost per click, and cost per action. In addition, we generate application transaction revenue thru in-app purchases from application on our platform. At that time, services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

Application transaction gross profit is equal to application transaction revenue less cost of revenue associated with application transactions. Application transaction gross profit is impacted by the cost of direct premium, performance and network cost as well as based on the activity of mobile users viewing ads and marketing engagements through mobile applications. As a result, our application transaction gross profit may fluctuate from period to period due to variable activity of mobile users.

Gross Margin

Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of subscriptions and services and application transactions with generally higher gross margins coming from the sale of platform subscriptions and services.

Operating Expenses

Our operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses and amortization of acquired intangible assets.

Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay and benefits related to sales personnel, along with travel expenses, other employee related costs, including share based compensation and expenses related to marketing programs and promotional activities. We immediately expense sales commissions related to acquiring new customers and expansion or upsells from existing customers.

General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and share-based compensation, bad debt expenses and other administrative costs such as facilities expenses, professional fees and travel expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.

Research and Development Expense. Research and development expenses consist primarily of employee compensation costs and overhead allocation. We believe that continued investment in our platform is important for our growth. We expect our research and development expenses will increase as our business grows.

Interest and Other Expense

Interest expense and other income (expense) include interest expense associated with our outstanding debt and costs associated with this debt, which may include debt extinguishment cost and a factoring financing arrangement. We also may seek to finance strategic acquisitions in the future with the proceeds from additional debt incurrences, which may have an impact on its interest expense.

Income Tax Benefit

We are subject to U.S. federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations (In thousands, except per share information)

The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended
	December 31,
	2018	2017

Net revenues	$30,883	$26,722
Cost of revenues	11,802	15,714
Gross profit	19,081	11,008
Operating expenses:
Sales and marketing	5,417	10,721
General and administrative	13,562	14,795
Research and development	6,965	11,108
Total operating expenses	25,944	36,624
Operating loss	(6,863)	(25,616)
Other expense:
Interest expense	(724)	(397)
Fair value adjustment for warrant liabilities	(54)	—
Impairment of digital currencies	(334)	—
Other expense	(2,202)	(13)
Total other expense	(3,314)	(410)
Loss before taxes	(10,177)	(26,026)
Income tax benefit	374	88
Net loss	(9,803)	(25,938)
Cumulative translation adjustment	(71)	127
Comprehensive loss	$(9,874)	$(25,811)
Net loss per share, basic and diluted	$(0.38)	$(1.06)
Weighted-average shares used to compute net loss per share, basic and diluted	25,556	24,519

Comparison of Years Ended December 31, 2018 and 2017

Revenue

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Revenue
Platform subscriptions and services	$19,409	$16,488	$2,921	17.7%
Application transaction	11,474	10,234	1,240	12.1%
Total revenue	$30,883	$26,722	$4,161	15.6%
Platform subscriptions and services as a percentage of total revenue	62.8%	61.7%
Application transactions as a percentage of total revenue	37.2%	38.3%

Total revenue increased $4.2 million, or 15.6%, in the year ended December 31, 2018 compared to the corresponding period in 2017. Platform subscriptions and services revenue increased $2.9 million, or 17.7%, primarily driven by the fulfillment of contracts related to new customers. Application transaction revenue increased $1.2 million, or 12.1%, due to the Company being released from a revenue share liability of $6.3 million from an application transaction partner which was recorded as a revenue share liability in 2016 and 2017. However, the majority of this was offset by the loss of revenue due to decreased or ceased advertising campaigns.

Revenue from Fox Networks Group recorded as platform subscriptions and services revenue was 42% compared to 44% of total revenue for the years ended December 31, 2018 and 2017 respectively. Revenue from Fetch Media Ltd. recorded as application transaction revenue was 21% compared to 11% of total revenue for 2018 and 2017 respectively. No other customer was greater than 10% or more of total revenue in 2018 or 2017.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Cost of Revenue
Platform subscriptions and services	$9,628	$7,757	$1,871	24.1%
Application transaction	2,174	7,957	(5,783)	(72.7)%
Total cost of revenue	$11,802	$15,714	$(3,912)	(24.9)%
Gross Profit
Platform subscriptions and services	$9,781	$8,731	$1,050	12.0%
Application transaction	9,300	2,277	7,023	308.4%
Total gross profit	$19,081	$11,008	$8,073	73.3%
Gross Margin
Platform subscriptions and services	50.4%	53.0%
Application transaction	81.1%	22.2%
Total gross margin	61.8%	41.2%

Total gross profit increased $8.1 million, or 73.3%, in the year ended December 31, 2018 compared to the corresponding period of 2017 primarily attributable to an application transaction partner release of the Company from its liability to them in the amount of $6.3 million. At the beginning of 2018, the Company centralized its media purchasing team which resulted in higher application transaction margins year over year.

Operating Expenses

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$5,417	$10,721	$(5,304)	(49.5)%
General and administrative	13,562	14,795	(1,233)	(8.3)%
Research and development	6,965	11,108	(4,143)	(37.3)%
Total operating expenses	$25,944	$36,624	$(10,680)	(29.2)%

Sales and Marketing

Sales and marketing expense decreased $5.3 million, or (49.5%) for the year ended December 31, 2018 compared to the corresponding period of 2017 primarily due to $2.6 million of reduced employee compensation costs due to lower headcount and $1.6 million reduced commissions expense as a result of lower application transaction revenues excluding the revenue share liability release discussed above.

General and Administrative

General and administrative expense decreased $1.2 million, or (8.3%), for the year ended December 31, 2018, compared to the corresponding period of 2017. The decrease is attributable to a $3.2 million bad debt charge in 2017 related to our litigation with Uber Technologies, Inc. (“Uber”), as described in detail in the section titled “Legal Proceedings,” offset by a $2.3 million increase in professional fees related to the Business Combination as well as litigation expense related to the dispute with two customers.

Research and Development

Research and development expense decreased $4.1 million, or (37.3%) for the year ended December 31, 2018, compared to the corresponding period of 2017 as a result of $3.5 million decreased employee and contract headcount as well as $0.6 million decreased professional fees.

Other income (expense)

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Other income (expense)
Interest expense	$(724)	$(397)	$(327)	82.4%
Fair value adjustment for warrant liabilities	(54)	-	(54)	-%
Fair value adjustment for digital currencies	(334)	-	(334)	-%
Other (expense)	(2,202)	(13)	(2,189)	16,838.5%
Total other income (expense)	$(3,314)	$(410)	$(2,904)	708.3%

Interest expense increased $327 thousand for the year ended December 31, 2018, compared to the corresponding period of 2017, primarily related to the amount of financing used under our factoring financing arrangement.

Total other expense increased $2.9 million for the year ended December 31, 2018, compared to the corresponding period of 2017 primarily related to expenses related to the Business Combination.

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

The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. Although the Company continues to focus on growing its revenues, the Company’s ongoing operating expenditures will significantly exceed the revenue it expects to receive for the foreseeable future. Additionally, the Company has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future.

Our future plans may include utilizing existing with obtaining new credit lines, expanding credit lines, issuing our equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through one year from the issuance of these financial statements.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,		Change
	2018	2017	Amount	%
	(in thousands)
Consolidated statement of cash flows
Net cash provided by (used in) operating activities	$(6,592)	$(16,989)	$10,397	(61.2)%
Net cash provided by (used in) investing activities	377	(27)	404	(1,496.3)%
Net cash provided by (used in) financing activities	6,816	4,615	2,201	47.7%

Operating Activities

Our primary source of cash from operating activities is receipts from the sale of our platform subscriptions and services and application transactions to our customers. Our primary uses of cash from operating activities are payments to employee for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, sales and marketing expenses and general operating expenses.

We utilized $6.6 million of cash from operating activities during 2018, primarily resulting from a net loss of $9.8 million, as adjusted for non-cash charges related to change in fair value of warrants of $1.3 million, stock-based compensation of $0.5 million, depreciation and amortization of $0.4 million, impairment of digital currencies of $0.3 million and allowance for doubtful receivables of $0.2 million, offset by decrease of deferred taxes of ($0.4) million. In addition, during 2018 certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: ($5.8) million from a decrease in accrued expenses, $4.2 million from an increase in accounts payable, and $2.4 million from a decrease in accounts receivable.

We utilized $17.0 million of cash from operating activities during 2017, primarily resulting from a net loss of $25.9 million, as adjusted for non-cash charges related to depreciation and amortization of $0.2 million, stock-based compensation of $0.1 million, allowance for doubtful receivables of $3.1 million, and amortization of acquired intangibles of $1.3 million. In addition, during 2017 certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: ($1.2) million from an decrease in accounts receivable due to the timing of payments received, $3.5 million from an increase in deferred revenue, $3.0 million from an increase in accrued expenses, and ($0.9) million from a decrease in accounts payable and other accrued liabilities as a result of the timing of payments to our vendors.

Investing Activities

Our primary investing activities consist of purchases of office and computer equipment. Purchases of property and equipment may vary from period to period due to the timing of the expansion of our operations and website and internal-use software and development.

Financing Activities

Our financing activities during 2018 consist primarily of the proceeds from common stock subscriptions and our financing factoring agreement. We acquired $6.8 million of cash from financing activities during 2018, primarily as follows: $5.4 million provided by common stock subscriptions; $0.6 million provided by net proceeds from our factoring financing agreement; and $0.5 million of proceeds from the sale of Series A preferred stock shares, net of issuance costs.

Our financing activities during 2017 consist primarily of the issuance of convertible preferred stock and our financing factoring agreement. We acquired $4.6 million of cash from financing activities during 2017, primarily as follows: $3.2 million provided by convertible preferred stock subscriptions; $1.0 million provided by net proceeds from our factoring financing agreement; $0.4 million of proceeds from the sale of convertible preferred stock shares; and ($0.1) million used in payments of capital leases.

Off-Balance Sheet Arrangements

During the years ended December 31, 2018 and 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Indemnification Agreements

In the ordinary course of business, we provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, solutions to be provided by us or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain officers and employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Texas and offices in California and Florida, under non-cancellable operating lease agreements that expire through 2023. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.6 million for each of the years ended December 31, 2018 and 2017.

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,034	$573	$402	$59	—

Future minimum lease obligations years ended December 31,	Lease Obligations
2019	$573
2020	164
2021	119
2022	119
2023	59
Thereafter	-
Total	$1,034

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

This standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There is a one-year deferral for non-public companies, but some companies that consider themselves private may have to follow the public company effective date if they meet certain requirements. Early adoption is not permitted under U.S. GAAP, but non-public companies may adopt the new standard as of the public entity effective date. This standard will impact those arrangements historically accounted for under ASC 985-605. VSOE of fair value is not a requirement for separation under the new standard. As a result, certain amounts required to be deferred under ASC 985-605 may be recognized as revenue sooner. The Company has elected to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will adopt the new standard effective January 1, 2019. The Company is still finalizing its initial assessment, and its impact to the financials upon the adoption of this ASU.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for consolidated financial statements issued for annual periods beginning after December 15, 2017. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance effective January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous generally accepted accounting principles. This ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company has chosen to early adopt ASU 2016-09 on a prospective basis. There was no material impact to the consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-01 clarifies the presentation of restricted cash on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As the Company is an emerging growth company, it has elected to take advantage of a and defer implementation, and has chosen not to early adopt.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for entities to determine whether a set of assets and activities (together referred to as “a set”) is a business. The amendments in the ASU will assist entities when they evaluate whether transactions should be accounted for as acquisitions (or disposals) either of businesses or of assets. This distinction is important since there are significant differences between the accounting for business combinations and the accounting for acquisitions of assets. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. As the Company is an emerging growth company, it has elected to take advantage of a and defer implementation under annual periods beginning after December 31, 2019. The Company does not there will be a material impact to the consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-07 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public business entities that are an SEC filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. For testing periods in 2017 and 2018, the Company has not needed to proceed to Step 2 of the goodwill impairment test.

In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact this ASU has on its consolidated financial statements.

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition for contract completion, useful lives of long-lived assets including intangibles, valuation of intangible assets acquired in business combinations, reserves and certain accrued liabilities, determination of the provision for income taxes, and fair value of equity instruments.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met:

●	Persuasive evidence of an arrangement exists;

●	The service has been completed or services are actively being provided to the customer;

●	The amount of fees to be paid by the customer is fixed or determinable; and

●	The collection of fees is reasonably assured.

Platform Subscriptions and Services Revenue

We derive subscription revenue from software license fees, which comprise subscription fees from customers licensing our MaaS modules, which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees, which comprise support and maintenance fees of their applications, software updates, and technical support for software products (post-contract customer support, or PCS) for an initial term. License subscription and app development arrangements are typically accompanied by support agreements, with terms ranging from 6 to 60 months and are non-cancelable, though customers typically have the right to terminate their contracts for cause if we materially fail to perform.

These application development, license and support fee arrangements represent software arrangements that are accounted for pursuant to the software revenue recognition guidance of ASC 985-605, Software — Revenue Recognition.

We typically receive cash payments from customers in advance of when the PCS services are performed under the arrangements with the customer and records this as deferred revenue. These arrangements obligate us to provide PCS over a fixed term. We are unable to establish VSOE of fair value for all undelivered elements in certain arrangements that include licenses, support, and services, due to the lack of VSOE for support bundled with the software license and application development. Because VSOE of fair value of the PCS included in the arrangement does not exist, the PCS cannot be accounted for separately from the software and customization efforts. Once the PCS period commences, we recognize revenue ratably over the remaining PCS period. In these instances, revenue is recognized ratably over the period that the services are expected to be performed, which is generally the support period.

From time to time, we also provide professional services by outsourcing employees’ time and materials to customers. Such amounts are typically recorded as the services are delivered.

Application Transaction Revenue

We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks, or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks, or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions, on which advertisers are charged for each ad delivered to 1,000 consumers; cost per click, on which advertisers are charged for each ad clicked or touched on by a user; and cost per action, on which advertisers are charged each time a consumer takes a specified action, such as downloading an app. In addition, we generate application transaction revenue thru in-app purchases from application on our platform. At that time, services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

In the normal course of business, we act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions with advertisers. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative in reaching a conclusion on gross versus net revenue recognition, we place the most weight on the analysis of whether we are the primary obligor in the arrangement. To date, we have determined that we are the primary obligor in all advertising arrangements because we are responsible for identifying and contracting with third-party advertisers, which include both advertising agencies or companies; establishing the selling prices of the advertisements sold; performing all billing and collection activities, including retaining credit risk; and bearing sole responsibility for the suitability and fulfillment of the advertising. Accordingly, we act as the principal in all advertising arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

We record deferred revenue when it receives cash payments from advertiser clients in advance of when the services are performed under the arrangements with the customer. We recognize deferred revenue as revenue only when the revenue recognition criteria are met.

Fair Value of Financial Instruments

Authoritative guidance on fair value measurements defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value.

Revenue from Fox Networks Group (“Fox”) was 42% compared to 44% of total revenue for the years ended December 31, 2018 and 2017 respectively. Fox accounted for 66% compared to 24% of accounts receivable as of December 31, 2018 and 2017 respectively. Revenue from Fetch Media Ltd. was 21% compared to 11% of total revenue for 2018 and 2017 respectively.

Cash

We consider all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. We had no cash equivalents at December 31, 2018 and 2017.

Accounts Receivable and Reserves

Accounts receivable are presented net of allowances. We consider receivables past due based on the contractual payment terms. We make judgments as to its ability to collect outstanding receivables and records a bad debt allowance for receivables when collection becomes doubtful. The allowances are based upon historical loss patterns, current and prior trends in its aged receivables, credit memo activity, and specific circumstances of individual receivable balances.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases.

Goodwill and Intangible Assets

Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

In accordance with ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill or intangible assets with indefinite lives but rather assess their carrying value for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired.

The goodwill impairment test required by ASC 350 is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, or the net book value of the company or reporting unit, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; thus, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. We attribute goodwill to our sole reporting unit for impairment testing.

The enterprise fair value used by us was derived from valuations utilizing a blending of both the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value of the Company on a controlling interest basis, and the market approach, whereby comparable company results are used to derive a fair value of the Company. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Identifiable intangible assets consist of acquired trade names, customer lists, technology, in-process research and development, and order backlog associated with the acquired businesses.

ASC 350 requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment.

Amortization of finite-lived intangible assets is calculated using either the straight-line or accelerated amortization model based on the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets. We did not recognize any goodwill or intangible impairment losses for the years ended December 31, 2018 or 2017.

Long-Lived Assets

In accordance with authoritative guidance, we periodically re-evaluate the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of our long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods, as well as the strategic significance of the asset to our business objective. We did not recognize any impairment losses for the years ended December 31, 2018 or 2017.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations or periods during the lease term where rent is not required, we recognize rent expense based on allocating the total rent payable on a straight-line basis over the term of the lease excluding lease extension periods. The difference between rent payments and straight-line rent expense is recorded as deferred rent on the consolidated balance sheets. Deferred rent that will be recognized during the succeeding 12-month period is recorded as the current portion of deferred rent and the remainder is recorded as long-term deferred rent.

Under certain leases, we also receive incentives for leasehold improvements, which are recognized as deferred rent if we determine they are owned by us. Leasehold improvement incentives are amortized on a straight-line basis over the shorter of the lease term or estimated useful life as a reduction to rent expense. The leasehold improvements are included in property and equipment, net and are amortized to depreciation expense.

Advertising Costs

Advertising costs are expensed as incurred and were included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.

Retirement Plan

We administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Code. Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan for the years ended December 31, 2018 or 2017.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet the more-likely-than-not threshold under ASC 740.

The accounting guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We have not recognized interest or penalties on our consolidated balance sheets or statements of operations and comprehensive loss.

Redeemable Preferred Stock

We issued 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) in conjunction with the Business Combination. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

Comprehensive Loss

We utilize the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in our consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss at December 31, 2018 and December 31, 2017 was due to foreign currency translation adjustments.

Loss per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2018 and 2017, the Company had outstanding warrants to purchase 18,182,627 and 14,885,964 shares of common stock, respectively. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

As of December 31, 2018 and 2017, 40,707 and 22,451 shares were restricted relating to early exercises of the Company’s 2009 Stock Option Plan and are excluded from basic shares outstanding for the years then ended.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign currency exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. Most of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the U.S., the United Kingdom and India. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. The Company typically has nominal cash balances held in foreign accounts. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. During the fiscal years ended December 31, 2018 and 2017, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have had a material impact on our consolidated financial statements.

Interest Rate Sensitivity

We have historically had no cash equivalents balances, only cash balances. In the future we expect our cash and cash equivalents to be held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we will not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal years ended December 31, 2018 and 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income. A hypothetical increase or decrease in overall interest rates is not expected to have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary financial information required by this Item 8 are included in our consolidated financial statements and notes and are set forth in the pages indicated in Part IV, Item 15(a) of this Annual Report on Form 10-K and are incorporated herein by reference.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

A list of our executive officers and biographical information appears in Part I of this report under the heading “Executive Officers.” The remaining information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Code of Conduct

As part of our system of corporate governance, our board of directors has adopted a code of business conduct and ethics. The code applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions), agents and representatives, including our independent directors and consultants, who are not employees of ours, with regard to their Phunware-related activities. Our code of business conduct and ethics is available on our website at www.phunware.com. We will post on our website any amendment to our code of business conduct and ethics, as well as any waivers of our code of business conduct and ethics, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

Information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the 2019 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Consolidated Financial Statements

(2)	Financial Statements Schedule

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

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 27, 2018, by and among Stellar, STLR Merger Subsidiary Inc. and Phunware, Inc (Incorporated by reference to Exhibit 2.1 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on February 28, 2018, and also included as Annex C to the joint proxy statement/prospectus).
2.2	First Amendment to Agreement and Plan of Merger, dated November 1, 2018, by and among Stellar, Phunware, Inc. and the Holder Representative named therein (Incorporated by reference to Annex C-1 to Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.3	Certificate of Designation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K (File No. 001-37862) filed with the SEC on January 2, 2019).
4.1	Specimen common stock certificate of the Registrant (Incorporated by reference to Exhibit 4.3 of Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 6, 2018).
4.2	Form of Unit Purchase Option between the Company and Maxim Group LLC (Incorporated by reference to Exhibit 4.5 of the Registrants Form S-1/A (File No. 333-212377) filed with the SEC on August 15, 2016
4.3	Warrant Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and Stellar (Incorporated by reference to Exhibit 4.1 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).
4.4	Second Amended and Restated Sponsor Warrant Purchase Agreement, dated August 12, 2016 among Stellar and certain security holders (Incorporated by reference to Exhibit 10.9 of Stellar’s Form S-1/A (File No. 333-212377), filed with the SEC on August 15, 2016).
4.5	Registration Rights Agreement, dated August 18, 2016, between Stellar and certain security holders (Incorporated by reference to Exhibit 10.2 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).
4.6	Form of Securities Subscription Agreement, dated January 29, 2016, among Stellar and certain security holders (Incorporated by reference to Exhibit 10.7 of Stellar’s Form S-1 (File No. 333-212377), filed with the SEC on June 30, 2016).
4.7	Amended and Restated Investors’ Rights Agreement, as amended, between Phunware, Inc. and certain holders of Phunware, Inc.’s capital stock named therein (Incorporated by Reference to Exhibit 4.7 of the Registrant’s Form S-1 (File No. 333-229524) filed with the SEC on February 5, 2019.
4.8	Form of Warrant to Purchase Shares of Series F Preferred Stock and Phuncoins of Phunware, Inc. (Incorporated by reference to Exhibit 10.22 of Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018)
4.9	Securities Purchase Agreement, dated December 26, 2018, between the Stellar and the Purchaser, dated January 29, 2016, among Stellar and certain security holders (Incorporated by reference to Exhibit 10.9 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
4.10	Registration Rights Agreement, dated December 26, 2018, between the Stellar and the Purchaser, dated January 29, 2016, among Stellar and certain security holders (Incorporated by reference to Exhibit 10.10 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.1	Form of Indemnification Agreement between the Successor and its directors and officers (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.2+	Phunware, Inc. 2018 Equity Incentive Plan, including form agreements under the 2018 Equity Incentive Plan (Incorporated by reference to Annex D to Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.3+	Phunware, Inc. 2018 Employee Stock Purchase Plan, including form agreements under the 2018 Employee Stock Purchase Plan (Incorporated by reference to Annex E to Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.4+	Phunware, Inc. 2009 Equity Incentive Plan, including form agreements under the 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 of Stellar’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.5	Property Lease commencing on November 1, 2011 with HUB Properties Trust for premises located at 7800 Shoal Creek Blvd., Suite-230S, Austin, TX 78757, as amended by First Amendment to Property Lease dated September 6, 2012, and Second Amendment to Property Lease dated July 3, 2013 (Incorporated by reference to Exhibit 10.16 of Stellar’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.6	Factoring Agreement with CSNK Working Capital Finance Corp d/b/a Bay View Funding dated June 14, 2016, as amended by Amendment No. 1 to Factoring Agreement dated June 22, 2016 (Incorporated by reference to Exhibit 10.17 of Stellar’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.7	Form of Voting Agreement (Incorporated by reference to Exhibit 10.1 of Stellar’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.8	Form of Sponsor Voting Agreement (Incorporated by reference to Exhibit 10.2 of Stellar’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.9	Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.3 of Stellar’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).

10.10	Form of Sponsor Lock-up Agreement (Incorporated by reference to Exhibit 10.4 of Stellar’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.11	Form of Token Rights Agreement (Incorporated by reference to Exhibit 10.23 of Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018).
10.12	Letter Agreement, dated August 18, 2016, by and among Stellar, the initial shareholders and the officers and directors of Stellar (Incorporated by reference to Exhibit 10.3 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).
10.13	Investment Management Trust Account Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and Stellar (Incorporated by reference to Exhibit 10.1 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).
10.14	Administrative Services Agreement, dated August 18, 2016, between Stellar and Nautilus Energy Management Corp. (Incorporated by reference to Exhibit 10.4 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).
10.16	Form of Promissory Note issued by Stellar to the Sponsors (Incorporated by reference to Exhibit 10.1 of the Registrants Form 10-K, filed with the SEC on March 6, 2019).
10.17	Form of Promissory Note issued by Stellar to Phunware (Incorporated by reference to Exhibit 10.11 of the Registrants Form 10-K, filed with the SEC on March 6, 2019).
10.19+	Employment Agreement between the Registrant and Alan Knitowski (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.20+	Employment Agreement between the Registrant and Matt Aune (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.21+	Employment Agreement between the Registrant and Randall Crowder (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.22+	Employment Agreement between the Registrant and Barbary Brunner (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.23+	Employment Agreement between the Registrant and Luan Dang (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.24+	Employment Agreement between the Registrant and Matthew Lindenberger (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.25+	Employment Agreement between the Registrant and Tushar Patel (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
14.1*	Code of Business Conduct and Ethics as of December 26, 2018
16.1	Letter regarding Change in Independent Registered Public Accounting Firm, dated December 26, 2018 (Incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
21.1	List of Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 of Stellar’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1*	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2*	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
+	Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10–K Summary.

None.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

PHUNWARE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

March 19, 2019

Phunware, Inc.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$844	$308
Accounts receivable, net	3,606	6,206
Prepaid expenses and other current assets	272	385
Total current assets	4,722	6,899

Property and equipment, net	66	128
Goodwill	25,821	25,886
Intangible assets, net	521	901
Deferred tax asset – long term	64	-
Restricted cash	5,500	-
Other assets	187	187
Total assets	$36,881	$34,001

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$9,890	$3,548
Accrued expenses	3,028	8,796
Deferred revenue	2,629	1,044
Factored receivables payable	2,434	1,816
Short term notes payable – related party	1,993	-
Total current liabilities	19,974	15,204

Deferred tax liability	64	387
Deferred revenue	5,622	7,165
Deferred rent	17	98
Investor deposits	-	3,243
Total liabilities	25,677	26,097

Commitments and contingencies (see Note 8)	-	-
Redeemable convertible preferred stock, $0.0001 par value (see Note 10)	5,377	-

Stockholders’ equity
Common stock, $0.0001 par value (see Note 11)	3	3
Additional paid in capital	118,062	110,265
Accumulated other comprehensive loss	(418)	(347)
Accumulated deficit	(111,820)	(102,017)
Total stockholders’ equity	5,827	7,904
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$36,881	$34,001

The accompanying notes are an integral part of these financial statements.

Phunware, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share information)

	Year Ended
	December 31,
	2018	2017

Net revenues	$30,883	$26,722
Cost of revenues	11,802	15,714
Gross profit	19,081	11,008
Operating expenses:
Sales and marketing	5,417	10,721
General and administrative	13,562	14,795
Research and development	6,965	11,108
Total operating expenses	25,944	36,624
Operating loss	(6,863)	(25,616)
Other expense:
Interest expense	(724)	(397)
Fair value adjustment for warrant liabilities	(54)	—
Impairment of digital currencies	(334)	—
Other expense	(2,202)	(13)
Total other expense	(3,314)	(410)
Loss before taxes	(10,177)	(26,026)
Income tax benefit	374	88
Net loss	(9,803)	(25,938)
Cumulative translation adjustment	(71)	127
Comprehensive loss	$(9,874)	$(25,811)
Net loss per share, basic and diluted	$(0.38)	$(1.06)
Weighted-average shares used to compute net loss per share, basic and diluted	25,556	24,519

The accompanying notes are an integral part of these financial statements.

Phunware, Inc.

Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(In thousands)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2016	-	$-	24,490	$3	$109,729	$(76,079)	$(474)	$33,179
Exercise of stock options, net of vesting of restricted shares	-	-	34	-	10	-	-	10
Repurchase of Series Gamma convertible preferred shares	-	-	(12)	-	-	-	-	-
Issuance of common stock, net of issuance costs	-	-	47	-	408	-	-	408
Stock-based compensation expense	-	-	-	-	118	-	-	118
Cumulative translation adjustment	-	-	-	-	-	-	127	127
Net loss	-	-	-	-	-	(25,938)	-	(25,938)
Balances as of December 31, 2017	-	-	24,559	3	110,265	(102,017)	(347)	7,904
Exercise of stock options, net of vesting of restricted shares	-	-	276	-	152	-	-	152
Issuance of common stock, net of issuance costs			1,085	-	9,565			9,565
Issuance of Series A convertible preferred stock, net of issuance costs & fair value of warrants	6	5,377	-	-	-	-	-	-
Recapitalization related to Business Combination	-	-	1,333	-	(2,370)	-	-	(2,370)
Stock-based compensation expense	-	-	-	-	450	-	-	450
Cumulative translation adjustment	-	-	-	-	-	-	(71)	(71)
Net loss	-	-	-	-	-	(9,803)	-	(9,803)
Balances as of December 31, 2018	6	$5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827

The accompanying notes are an integral part of these financial statements.

Phunware, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2018	2017
Operating activities
Net loss	$(9,803)	$(25,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	62	154
Loss on sale of digital currencies	21	—
Bad debt expense	167	3,101
Amortization of acquired intangibles	372	1,284
Change in fair value of warrants	1,329	—
Impairment of digital currencies	334	—
Stock-based compensation	450	118
Deferred income taxes	(387)	(93)
Changes in operating assets and liabilities:
Accounts receivable	2,439	(1,243)
Prepaid expenses and other assets	15	46
Accounts payable	4,156	(903)
Accrued expenses	(5,789)	2,993
Deferred revenue	42	3,491
Net cash used by operating activities	(6,592)	(16,990)

Investing activities
Proceeds received from sale of digital currencies	913	—
Payments for note receivable	(536)	—
Capital expenditures	—	(27)
Net cash used for investing activities	377	(27)

Financing activities
Payment on capital lease obligation	—	(83)
Net proceeds from factoring agreement	618	1,036
Proceeds from common stock, net of issuance costs	—	410
Proceeds from common stock subscriptions, net of issuance costs	5,448	3,243
Proceeds from exercise of options to purchase common stock	152	10
Proceeds from Series A preferred stock	500	—
Proceeds from Business Combination	98	—
Net cash provided for financing activities	6,816	4,616

Effect of exchange rate on cash	(65)	80
Net (decrease) increase in cash	536	(12,321)
Cash at the beginning of the period	308	12,629
Cash at the end of the period	$844	$308

Supplemental disclosure of cash flow information
Interest paid	$712	$381

Supplemental disclosure of non-cash information
Common stock issuances from subscription payable	$3,243	$—
Warrants issued in conjunction with Business Combination	$1,106	$—

The accompanying notes are an integral part of these financial statements.

Phunware, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)

1. The Company and Basis of Presentation

The Company

Phunware, Inc. (the “Company”) is a provider of Multiscreen as a Service (MaaS) solutions, an integrated customer engagement platform that enables organizations to develop customized, immersive, branded mobile applications. The Company sells its services in vertical markets, including health care, retail, hospitality, transportation, sports, and entertainment. The Company enables brands to engage, manage, and monetize their anytime-anywhere mobile users. The Company’s MaaS technology is available in software development kit form for organizations developing their own application, via customized development services, and prepackaged solutions. Through its integrated mobile advertising platform of publishers and developers, the Company also maximizes mobile monetization through an advertising product suite including self-service media buying, real-time bidding, publisher mediation and yield optimization, cross-platform ad creation, and dynamic ad serving. Founded in 2009, the Company is a Delaware corporation headquartered in Austin, Texas.

Business Combination

On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants to be transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.

Unless otherwise noted, the financial statements, footnotes, and basic and dilutive net loss per share presented give retroactive effect of the Reverse Merger and Recapitalization

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

As of December 31, 2016, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. Although the Company continues to focus on growing its revenues, the Company’s ongoing operating expenditures will significantly exceed the revenue it expects to receive for the foreseeable future. Additionally, the Company has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future.

Future plans may include utilizing existing credit lines and/or obtaining new credit lines, expanding credit lines, issuing additional equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has therefore concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance of these financial statements.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Items subject to the use of estimates include revenue recognition for contract completion, useful lives of long-lived assets including intangibles, valuation of intangible assets acquired in business combinations, reserves and certain accrued liabilities, determination of the provision for income taxes, and fair value of equity instruments.

Revenue Recognition

Revenue is recognized when all four of the following criteria are met:

●	Persuasive evidence of an arrangement exists;

●	The service has been completed or services are actively being provided to the customer;

●	The amount of fees to be paid by the customer is fixed or determinable; and

●	The collection of fees is reasonably assured.

Platform Subscriptions and Services Revenue

The Company derives subscription revenue from software license fees, which comprise subscription fees from customers licensing the Company’s MaaS modules, which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees, which comprise support and maintenance fees of their applications, software updates, and technical support for software products (post-contract customer support, or PCS) for an initial term. License subscription and app development arrangements are typically accompanied by support agreements, with terms ranging from 6 to 60 months and are non-cancelable, though customers typically have the right to terminate their contracts for cause if the Company materially fails to perform.

These application development, license and support fee arrangements represent software arrangements that are accounted for pursuant to the software revenue recognition guidance of Accounting Standards Codification Topic (ASC) 985-605, Software — Revenue Recognition.

The Company typically receives cash payments from customers in advance of when the PCS services are performed under the arrangements with the customer and records this as deferred revenue. These arrangements obligate the Company to provide PCS over a fixed term. The Company is unable to establish vendor-specific objective evidence (VSOE) of fair value for all undelivered elements in certain arrangements that include licenses, support, and services, due to the lack of VSOE for support bundled with the software license and application development. Because VSOE of fair value of the PCS included in the arrangement does not exist, the PCS cannot be accounted for separately from the software and customization efforts. Once the PCS period commences, the Company recognizes revenue ratably over the remaining PCS period. In these instances, revenue is recognized ratably over the period that the services are expected to be performed, which is generally the support period.

From time to time, the Company also provides professional services by outsourcing employees’ time and materials to customers. Such amounts are typically recorded as the services are delivered.

Application Transaction Revenue

The Company also generates revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, the Company generally recognizes revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks, or actions by users on mobile advertisements delivered, and the Company recognizes revenue at the time the user views, clicks, or otherwise acts on the ad. The Company sells ads through several offerings: cost per thousand impressions, on which advertisers are charged for each ad delivered to 1,000 consumers; cost per click, on which advertisers are charged for each ad clicked or touched on by a user; and cost per action, on which advertisers are charged each time a consumer takes a specified action, such as downloading an app. In addition, the Company generates application transaction revenue thru in-app purchases from application on our platform. At that time, services have been provided, the fees charged are fixed or determinable, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in its transactions with advertisers. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. While none of the factors individually are considered presumptive or determinative in reaching a conclusion on gross versus net revenue recognition, the Company places the most weight on the analysis of whether it is the primary obligor in the arrangement. To date, the Company has determined that it is the primary obligor in all advertising arrangements because it is responsible for identifying and contracting with third-party advertisers, which include both advertising agencies or companies; establishing the selling prices of the advertisements sold; performing all billing and collection activities, including retaining credit risk; and bearing sole responsibility for the suitability and fulfillment of the advertising. Accordingly, the Company acts as the principal in all advertising arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

The Company records deferred revenue when it receives cash payments from advertiser clients in advance of when the services are performed under the arrangements with the customer. The Company recognizes deferred revenue as revenue only when the revenue recognition criteria are met.

Fair Value of Financial Instruments

Authoritative guidance on fair value measurements defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs such as quoted prices in active markets.

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable, and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although the Company limits its exposure to credit loss by depositing its cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, its deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and the Company believes the carrying value approximates fair value.

Revenue from Fox Networks Group was 42% compared to 44% of total revenue for the years ended December 31, 2018 and 2017 respectively. Fox accounted for 66% compared to 24% of accounts receivable as of December 31, 2018 and 2017 respectively. Revenue from Fetch Media Ltd. was 21% compared to 11% of total revenue for 2018 and 2017 respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2018 or 2017.

As a result of the Series A Financing (defined and discussed further below), the Company had $5,500 in restricted cash as of December 31, 2018.

Accounts Receivable and Reserves

Accounts receivable are presented net of allowances. The Company considers receivables past due based on the contractual payment terms. The Company makes judgments as to its ability to collect outstanding receivables and records a bad debt allowance for receivables when collection becomes doubtful. The allowances are based upon historical loss patterns, current and prior trends in its aged receivables, credit memo activity, and specific circumstances of individual receivable balances. Accounts receivable consisted of the following:

	December 31,	December 31,
	2018	2017
Accounts receivable	$6,882	$9,295
Less allowances for doubtful accounts	(3,276)	(3,089)
Balance	$3,606	$6,206

Changes in the allowance for doubtful accounts and sales allowance are as follows as of December 31:

	2018	2017
Balance as at beginning of period	$3,089	$112
Allowances for bad debt	167	3,101
Issuance of credit memos	20	(124)
Balance at end of period	$3,276	$3,089

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases.

Goodwill and Intangible Assets

Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.

In accordance with ASC 350, Intangibles — Goodwill and Other, the Company does not amortize goodwill or intangible assets with indefinite lives but rather assesses their carrying value for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired.

The goodwill impairment test required by ASC 350 is a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, or the net book value of the company or reporting unit, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; thus, the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The Company attributes goodwill to its sole reporting unit for impairment testing.

The enterprise fair value used by the Company was derived from valuations utilizing a blending of both the income approach, whereby current and future estimated discounted cash flows were utilized to calculate an operating value of the Company on a controlling interest basis, and the market approach, whereby comparable company results are used to derive a fair value of the Company. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Identifiable intangible assets consist of acquired trade names, customer lists, technology, in-process research and development, and order backlog associated with the acquired businesses.

ASC 350 requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable in accordance with ASC 360, Property, Plant, and Equipment.

Amortization of finite-lived intangible assets is calculated using either the straight-line or accelerated amortization model based on the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.

The Company did not recognize any goodwill or intangible impairment losses in the years ended December 31, 2018 or 2017.

Long-Lived Assets

In accordance with authoritative guidance, the Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company did not recognize any impairment losses during the years ended December 31, 2018 or 2017.

Deferred Revenue

The Company’s deferred revenue balance consisted of the following:

	December 31,	December 31,
	2018	2017
Current deferred revenue
Platform subscriptions and services revenue	$1,506	$910
Application transaction revenue	133	134
PhunCoin deposits	990	—
Total current deferred revenue	$2,629	$1,044

Non-current deferred revenue
Platform subscriptions and services revenue	$5,622	$7,165
Total non-current deferred revenue	$5,622	$7,165
Total deferred revenue	$8,251	$8,209

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations or periods during the lease term where rent is not required, the Company recognizes rent expense based on allocating the total rent payable on a straight-line basis over the term of the lease excluding lease extension periods. The difference between rent payments and straight-line rent expense is recorded as deferred rent on the consolidated balance sheets. Deferred rent that will be recognized during the succeeding 12-month period is recorded as the current portion of deferred rent and the remainder is recorded as long-term deferred rent.

Under certain leases, the Company also receives incentives for leasehold improvements, which are recognized as deferred rent if the Company determines they are owned by the Company. Leasehold improvement incentives are amortized on a straight-line basis over the shorter of the lease term or estimated useful life as a reduction to rent expense. The leasehold improvements are included in property and equipment, net and are amortized to depreciation expense.

Advertising Costs

Advertising costs are expensed as incurred. Total advertising costs were $225 and $200 for the years ended December 31, 2018 and 2017, respectively, and were included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.

Retirement Plan

At December 31, 2018, the Company administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the IRC). Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan during the years ended December 31, 2018 or 2017.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) ASC 740, Income Taxes. Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet the more-likely-than-not threshold under ASC 740.

The accounting guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has not recognized interest or penalties on the consolidated balance sheets or statements of operations and comprehensive loss.

Redeemable Preferred Stock

The Company issued 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) in conjunction with the Business Combination. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

Comprehensive Loss

The Company utilizes the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss at December 31, 2018 and 2017, was due to foreign currency translation adjustments.

Loss per Common Share

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus to the extent dilutive the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. At December 31, 2018 and 2017, the Company had outstanding warrants to purchase 18,182,627 and 14,885,964 shares of common stock, respectively. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

As of December 31, 2018 and 2017, 40,707 and 22,451 shares were restricted relating to early exercises of the Company’s 2009 Stock Option Plan and are excluded from basic shares outstanding for the years then ended.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.

This standard is effective for public entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. There is a one-year deferral for non-public companies, but some companies that consider themselves private may have to follow the public company effective date if they meet certain requirements. Early adoption is not permitted under U.S. GAAP, but non-public companies may adopt the new standard as of the public entity effective date. This standard will impact those arrangements historically accounted for under ASC 985-605. VSOE of fair value is not a requirement for separation under the new standard. As a result, certain amounts required to be deferred under ASC 985-605 may be recognized as revenue sooner. The Company has elected to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. The Company will adopt the new standard effective January 1, 2019. The Company is still finalizing its initial assessment, and its impact to the financials upon the adoption of this ASU.

In 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as non-current. ASU 2015-17 is effective for consolidated financial statements issued for annual periods beginning after December 15, 2017. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted this guidance effective January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The accounting applied by a lessor is largely unchanged from that applied under previous generally accepted accounting principles. This ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). The amendment simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period. The Company has chosen to early adopt ASU 2016-09 on a prospective basis. There was no material impact to the consolidated financial statements upon adoption.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). ASU 2016-01 clarifies the presentation of restricted cash on the statement of cash flows. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. As the Company is an emerging growth company, it has elected to defer implementation, and has chosen not to early adopt.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for entities to determine whether a set of assets and activities (together referred to as “a set”) is a business. The amendments in the ASU will assist entities when they evaluate whether transactions should be accounted for as acquisitions (or disposals) either of businesses or of assets. This distinction is important since there are significant differences between the accounting for business combinations and the accounting for acquisitions of assets. Public business entities should apply the amendments in this Update to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. As the Company is an emerging growth company, it has elected to defer implementation under annual periods beginning after December 31, 2019. The Company does not there will be a material impact to the consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-07 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public business entities that are an SEC filer should adopt the amendments in this ASU for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. For testing periods in 2017 and 2018, the Company has not needed to proceed to Step 2 of the goodwill impairment test.

In May 2017, the FASB issued ASU 2017-09—Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact this ASU has on its consolidated financial statements.

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is evaluating the impact of this guidance on its consolidated financial statements. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

3. Reverse Merger

On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants to be transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The aggregate merger consideration to be paid pursuant to the Merger Agreement to Phunware stockholders amounted to approximately $301 million plus adjustments for cash on-hand as of the date of Closing. The merger consideration to be paid to Phunware stockholders was paid in the form of number shares of Successor common stock. In addition, each holder of Phunware common and convertible preferred stock was entitled to elect to receive such holder’s pro rata share of up to an aggregate of 3,985,244 warrants (the “Transfer Sponsor Warrants”) to purchase shares of Successor common stock that are currently held by certain shareholders of Stellar. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.

In connection with the consummation of the Reverse Merger and Recapitalization, certain holders of shares of Stellar common stock sold in its initial public offering (“Public Shares”) exercised their right to redeem their Public Shares for cash. As a result of these redemptions, the cash proceeds to the Company as a result of the Reverse Merger and Recapitalization was $0.4 million before transaction costs.

In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, certain Stellar shareholders transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. The Sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman of the board of directors and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a member of our board of directors. See Note 10 for additional discussion on the Series A Financing.

4. Goodwill and Other Intangible Assets

Goodwill

Changes in the Company’s goodwill balance for the years ended December 31, 2018 and 2017, are summarized in the table below.

	2018	2017
Balance as at beginning of period	$25,886	$25,786
Foreign currency translation	(65)	100
Balance at end of period	$25,821	$25,886

Intangible Assets

The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below.

	Weighted Average Useful Life (years)	December 31, 2018			December 31, 2017
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	4.6	$648	$(648)	$-	$650	$(650)	$-
Acquired technology	5.1	4,828	(4,763)	65	4,828	(4,714)	114
In-process research and development	5.0	94	(94)	-	94	(85)	9
Customer relationships	5.7	4,576	(4,120)	456	4,626	(3,848)	778
Order backlog	1.5	329	(329)	-	329	(329)	-
		$10,475	$(9,954)	$521	$10,527	$(9,626)	$901

Amortization expense for the years ended December 31, 2018 and 2017, was approximately $372 and $1,284 respectively.

Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2018, is as follows:

Year	Amortization
2019	269
2020	141
2021	90
2022	21
$521

5. Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases. The estimated useful lives of property and equipment consist of the following:

		December 31,	December 31,
	Life (years)	2018	2017
Equipment	3-5	$907	$907
Furniture and fixtures	7	32	32
Leasehold improvements	5 or remaining lease term	241	241
Total property and equipment		$1,180	$1,180
Accumulated depreciation		(1,114)	(1,052)
Total property and equipment, net		$66	$128

Total depreciation expense was $62 and $154 for the years ended December 31, 2018 and 2017, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,	December 31,
	2018	2017
Partner revenue share	$201	$6,522
Payroll related expenses	2,496	1,545
Taxes	123	118
Other	208	611
Total accrued expenses	$3,028	$8,796

During 2018, an application transaction partner agreed to release the Company from its liability to them in the amount of $6,322. This amount had previously been recorded as a reduction in revenue of $2,907 and $3,415 for the years ended December 31, 2017 and 2016, respectively. The Company recorded $6,322 related to the release of this liability as net revenues for year ended December 31, 2018 in its consolidated statement of operations and comprehensive loss.

7. Factoring Agreement

On June 15, 2016 the Company entered into a factoring agreement with CSNK Working Capital Finance Corp. (d/b/a Bay View Funding) (“Bay View”) whereby it sells select accounts receivable with recourse.

Under the terms of the agreement, Bay View may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables are 1.80% for the first 30 days and is and 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. The Company bears the risk of credit loss on the receivables. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets.

Factor expense of $718 and $391 for the years ended December 31, 2018 and 2017 respectively, is recorded as interest expense in other expense on the consolidated statements operations and comprehensive loss. The amount of the factored receivables outstanding was $2,434 and $1,816 as of December 31, 2018 and 2017, respectively. There was $566 and $1,184 available for future advances as of December 31, 2018 and 2017 respectively.

8. Commitments and Contingencies

Leases

The Company has operating office space leases in Austin, Texas; Newport Beach, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $643 and $634 for the years ended December 31, 2018 and 2017, respectively.

Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations years ended December 31,	Lease Obligations
2019	$573
2020	164
2021	119
2022	119
2023	59
Thereafter	-
Total	$1,034

Litigation

On September 26, 2017, we filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in our complaint and also filed a cross-complaint against us and Fetch — the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s assertion that Fetch and/or We (and/or other-as-yet-unidentified ad networks and publishers) are liable for the fraud-infested Fetch Campaign, under which Uber overpaid Fetch and mobile advertising providers due to fraudulent attribution for installments of the Uber application. Uber does not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). We filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter has been assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). Uber and Fetch have reached an agreement in principle to settle Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. The Court has set a trial date of August 12, 2019. The parties have exchanged documents in discovery and depositions are underway. We maintain that our claims against Uber are meritorious and that Uber’s claims against us are not. However, we make no predictions on the likelihood of success of prevailing on our contract action against Uber or on the likelihood of defeating Uber’s claims against us.

On September 8, 2017, the Company and Greater Houston Convention and Visitors Bureau (“GHCVB”) initiated litigation in a breach of contract dispute. The case is captioned Greater Houston Convention and Visitors Bureau v. Phunware, Inc., Cause No. 2017-58894, in the District Court of Harris County, Texas. The dispute concerns an October 2016 agreement for us to develop a mobile application and advertising campaign for GHCVB. In April 2018, the parties mediated this dispute with the assistance of a private mediator. The mediation was successful and Phunware was awarded $485, which was paid to us in April 2018 and recorded as net revenues in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2018. Each side was responsible for their own attorneys’ fees.

From time to time, the Company is and may become involved in various legal proceedings in the ordinary course of business. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular reporting period. In addition, for the matters disclosed above that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

9. PhunCoin

In June 2018, PhunCoin, Inc., the Company’s wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights (the “Rights”) to acquire PhunCoin (the “Token”).

PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. PhunCoin, Inc. plans to sell between $10 million and $100 million of the Rights, which will entitle the Rights holders to receive between approximately 8 billion and 30.5 billion of PhunCoin. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the Token Generation Event (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase, (early purchasers will receive a larger discount rate).

Through December 31, 2018, the Company received cash proceeds from its Rights offering of $990, pursuant to which the holders of the Rights will receive an aggregate of approximately 470.25 million PhunCoin if the Token Generation Event occurs. The Company recorded proceeds from the Rights sale as current deferred revenue in its consolidated balance sheet.

The rights, privileges, and obligations of Rights holders are set forth as follows:

Issuance of PhunCoin Tokens

The PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of PhunCoin’s, Inc.’s blockchain technology enabled rewards marketplace and data exchange (“Token Generation Event”), (ii) one (1) year after the issuance of the Rights to the purchaser, or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated; however, the Company believes PhunCoin, Inc. has a contractual obligation to use good faith efforts to issue a Token to Rights holders under the Token Rights Agreement.

Termination of the Token Rights Agreement

Termination of the Token Rights Agreement occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below), or (iii) twelve months from the date of the Token Rights Agreement with the Rights holder, which PhunCoin, Inc. may extend at its sole discretion if a Token Generation Event has not occurred. Upon termination of the Token Rights Agreement, PhunCoin, Inc. has no further obligation to the Rights holder.

Dissolution Event

A dissolution event occurs if there has been (i) a voluntary termination of PhunCoin, Inc.’s operations, (ii) a general assignment for the benefit of PhunCoin, Inc.’s creditors, (iii) a change of U.S. laws that make the use or issuance of PhunCoin or the Token Generation Event impractical or unfeasible, or (iv) any other liquidation, dissolution or winding up of PhunCoin, Inc.

In the event a dissolution event occurs prior to the termination of the Token Rights Agreement, if there are any remaining proceeds from the Rights offering that have not been utilized by PhunCoin, Inc.in its operations or for the development of the PhunCoin Ecosystem, such remaining proceeds would be distributed pro rata to purchasers in the Rights offering following any distributions to holders of PhunCoin, Inc.’s capital stock or debt, if any.

No Voting Rights or Profit Share

Rights holders, (and eventual PhunCoin holders) have no voting rights and are not entitled to share in the profits or residual interest of Phunware, PhunCoin, Inc. or any subsidiaries of the Company.

10. Series A Convertible Preferred Stock

In connection to the consummation of the Reverse Merger and Recapitalization, Phunware issued 6,000 shares to a single investor for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) with stated value of $1,000 per share. The Company deposited $5.5 million of the $6 million proceeds into a restricted escrow account in accordance with the securities purchase agreement entered into with the investor. All 6,000 shares were outstanding at December 31, 2018.

The shares are mandatorily redeemable in cash at the following schedule; (i) 104% of the aggregate value of three thousand (3,000) shares on the 30 day anniversary of the issuance; (ii) 104% of the aggregate value of two thousand five hundred (2,500) shares on the 60th anniversary of the original issue; and (iii) 104% of the aggregate value of five hundred (500) shares of the 90th anniversary of the original issue.

The Preferred Stock is also convertible into shares of the Company’s common stock at the option of the holder at a price of $11.50 per share, subject to adjustments for stock dividends, stock splits and other recapitalization type events and antidilutive events which would include subsequent issuances of equity or equity linked securities at prices more favorable than the conversion price of these preferred shares. Generally, the Preferred Stock does not have voting rights. Should the holder wish to convert, not later than two days, the Company shall deliver to the holder the number of conversion shares being acquired upon the conversion of the Preferred Stock. Should the holder elect to convert, the Company must deliver shares free of restrictive legends and trading restrictions by June 26, 2019. The Company is currently undertaking the process to register all shares related to the Series A Financing that could be converted.

In the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders.

In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.

Total preferred stock authorized to be issued as of December 31, 2018 was 100,000,000, with a par value of $0.0001 per share.

11. Stockholders’ Equity

 Common Stock

Total common stock authorized to be issued as of December 31, 2018 was 1,000,000,000, with a par value of $0.0001 per share. At December 31, 2018 and 2017, there were 27,253,457 and 24,559,771 shares outstanding, respectively.

In 2018 and 2017, the Company completed several closings of stock financing. During 2018 and 2017, the Company issued 1,085,096 and 47,364 shares for cash proceeds of $9,565 and $408, net of issuance costs, respectively.

As a result of the Reverse Merger and Recapitalization, on December 26, 2018, Stellar shareholders held 1,519,937 shares. Shareholders of Phunware forfeited 187,188 shares to receive 3,985,244 Transfer Sponsor Warrants.

Dividends

Dividends are paid on a when-and-if-declared basis. The Company did not declare any dividends during 2018 or 2017.

Warrants

In 2012, the Company issued a warrant to purchase an aggregate of 14,866 shares of the Company’s common stock with an exercise price of $5.54 per share to a banking institution with which the Company had a revolving line of credit. These warrants are fully vested. As of December 31, 2018, and December 31, 2017, the holder have warrants to purchase 14,866 shares remain outstanding. At December 31, 2018, the Company has 14,866 shares of common stock reserved to permit exercise of the outstanding warrant.

During 2018, but prior to the Reverse Merger and Recapitalization, the Company issued warrants to purchase an aggregate 1,085,059 shares of the Company’s common stock with an exercise price of $9.22 per share. The term of the warrants is the earlier of (i) the fifth anniversary of the date of issuance, (ii) an acquisition, merger, or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of Phunware and its subsidiaries, except (a) any sale of stock for capital raising purposes, (b) purpose of changing the Company’s state of incorporation, and (c) where the shareholders of Phunware immediately before such transaction retain at least a majority of the voting power immediately following such transaction; or (iii) immediately prior to an initial public offering. These warrants are fully vested.

At the time off issuance, the warrants were issued in conjunction with a preferred stock offering from the predecessor entity. The fair value of the warrants was determined using the probability-weighted expected return method at the time of each Series F convertible preferred stock close date. The probability-weighted expected return method is based on an estimate of expected fair value as analyzed through various liquidity scenarios. Fair value is determined for a given scenario at the time of the future liquidity event and discounted back to the valuation date using a risk-adjusted discount rate. To determine fair value, the present values, under each scenario are weighted based on the expected probability of each scenario occurring. The fair value of the warrants at time of issuance, determined using the probability-weighted expected return method, was $396, which was recorded as a reduction to the Series F convertible preferred stock. In addition, the Company continues to assess the fair value of the Series F convertible preferred stock warrants on a periodic basis. Changes to the fair value are recorded in other income (expense) in the consolidated statements of operations and comprehensive loss. The Company recorded $1,329 as a change in fair value of these warrants for year ended December 31, 2018. As a result of the Reverse Merger and Recapitalization, the warrant liability was reclassified into additional paid-in-capital. As of December 31, 2018, warrants for an aggregate of 1,085,059 common shares remain outstanding, for which the Company has reserved this number of shares to permit the exercise of the warrants.

At December 31, 2018 and 2017, the Company had 6,900,610 common stock warrants (the “Public Warrants”) outstanding trading under the Nasdaq ticker symbol PHUNW. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act to register the shares of common stock underlying the Public Warrants, following the completion of the Reverse Merger and Recapitalization. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. As of December 31, 2018 and 2017, the Public Warrants were not exercisable; however, they Public Warrants will become exercisable 30 days after the completion of the Reverse Merger and Recapitalization and will expire five years after the completion of the Reverse Merger and Recapitalization or earlier upon redemption or liquidation. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless. Notwithstanding anything to the foregoing, if any such registration statement has not been declared effective by the 90th day following the closing of the Reverse Merger and Recapitalization, holders of the Public Warrants shall have the right, during the period beginning on the 91st day after the closing of the Reverse Merger and Recapitalization and ending upon such registration statement being declared effective by the Securities and Exchange Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, the holders may exercise their Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis. Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

The Company also has 10,182,060 and 7,970,488 Private Placement Warrants outstanding at December 31, 2018 and 2017, respectively (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Reverse Merger and Recapitalization. The Private Placement Warrants will be exercisable for cash (even if a registration statement covering the common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable in each case so long as they are still held by the initial purchasers or their affiliates. Of the Public Placement Warrants above, 3,985,244 were issued to Phunware shareholders and transferred from certain warrant holders of Stellar in the Reverse Merger and Recapitalization. The Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for the promissory notes at the closing of the Reverse Merger and Recapitalization. These are also Private Placement Warrants.

Unit Purchase Option

The Company sold to the underwriters for initial public offering in 2016 an option to purchase up to a total of 130,000 units, at an exercise price of $11.50 per unit. The units are comprised of one share of common stock and one warrant to purchase common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Reverse Merger and Recapitalization and terminating on the fifth anniversary of the Reverse Merger and Recapitalization. The units issuable upon exercise of this option are identical to those offered in the Company’s initial public offering in 2016. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

As of December 31, 2018, and 2017, there were 130,000 unit purchase options outstanding.

PhunCoin Warrant

In 2018, the Company issued warrants to receive an aggregate of approximately 27.4 billion PhunCoins to sixty-eight (68) stockholders. Should the Company complete a Token Generation Event, the stockholders would receive their requisite amount of PhunCoin. The Company believes there is no traditional “exercise period” or ‘term” as with other typical embedded features, and the PhunCoin warrants were originally issued in conjunction with the Company’s Series F Preferred Stock financing. The PhunCoin warrants lack characteristics of financial instruments and derivatives. In addition, the PhunCoin warrants do not obligate the Company to achieve the Token Generation Event or launch and distribute the PhunCoins to the warrantholders.  Currently, there is no market for PhunCoin, and they do not exist. Accordingly, at the time of the issuance, the Company has determined there is no value assigned to the warrants of PhunCoin issued to the stockholders.

12. Stock-Based Compensation

2018 Equity Incentive Plan

In connection with the consummation of the Reverse Merger and Recapitalization, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services to the Successor or any parent or subsidiary, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

A total of 2,729,416 shares of common stock are reserved for issuance pursuant to the 2018 Plan. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Reverse Merger and Recapitalization, are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 2,372,893. Currently, no awards have been granted under the 2018 Plan.

2009 Equity Incentive Plan

In 2009, the Company adopted its 2009 Equity Incentive Plan (the “Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted is generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of December 31, 2018 and 2017, 40,707 and 22,451 shares were unvested amounting to $34 and $12 in accrued expenses, respectively. Effective with the Reverse Merger and Recapitalization, no additional grants will be made under the Plan. The Plan had 0 and 1,932,300 shares of common stock reserved for issuance as of December 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under provisions which require that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. The amount of expense recognized during the period is affected by subjective assumptions, including estimates of the Company’s future volatility, the expected term for its stock options, the number of options expected to ultimately vest, and the timing of vesting for the Company’s share-based awards.

The Company uses a Black-Scholes option-pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes option-pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:

●	Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The Company’s estimated volatility through December 31, 2018, was based on a weighted average of the historical stock volatilities of similar peer companies whose stock prices were publicly available. The calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards. The Company may continue to use the historical volatility of peer entities when it does not have a sufficient trading history for its common stock. As more historical data for its common stock becomes available, the Company will begin to use historical stock price volatility to determine expected stock price volatility.

●	The expected term represents the period of time that awards granted are expected to be outstanding. Through December 31, 2018, the Company calculated the expected term using the simplified method as the Company did not have enough historical data to allow for a weighted average term based on historical exercise patterns.

●	The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted with a maturity equal to the expected term of the stock option award.

●	The assumed dividend yield is based on the Company’s expectation that it will not pay dividends in the foreseeable future.

The Company uses historical data to estimate the number of future stock option forfeitures. Stock-based compensation recorded on the Company’s consolidated statements of operations and comprehensive loss is based on awards expected to ultimately vest and has been reduced for estimated forfeitures. The Company’s estimated forfeiture rates may differ from its actual forfeitures, which would affect the amount of expense recognized during the period.

Valuation of Stock Options

The assumptions used to compute stock-based compensation costs for the stock options granted during the years ended December 31 are as follows:

	Year Ended
	December 31,	December 31,
	2018	2017
Weighted average risk-free rate	2.51%	2.00%
Expected dividend yield	—	—
Weighted average expected life (years)	6.08	6.84
Weighted average volatility	56.87%	67.70%

A summary of the Company’s stock option activity under the Plan and related information is as follows:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
12/31/2016	Ending Outstanding	1,226,739	$0.54	7.62	$24
	Granted	432,148	0.52
	Exercised	(53,251)	0.45
	Cancelled/Expired	(188,263)	0.53
12/31/2017	Beginning Outstanding	1,417,373	$0.54	7.18	$53
	Granted	1,770,225	1.11
	Exercised	(293,778)	0.58
	Cancelled/Expired	(528,997)	0.78
12/31/2018	Ending Outstanding	2,364,823	$0.90	8.12	$71,332

	Options vested and exercisable	1,161,287	$0.57	5.75	$35,411

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017, was $0.15 and $0.28, respectively. The total fair value for options vested during the years ended December 31, 2018 and 2017, was $343 and $113, respectively. The intrinsic value is the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price for in-the-money options. The aggregate intrinsic value of options at December 31, 2018 is based on the Company’s stock price trading price on Nasdaq capital markets. The aggregate intrinsic value of options at December 31, 2017, is based on the Company’s estimated stock price on that date of $0.24 per share. As of December 31, 2018 and 2017, there was $640 and $181 of unrecognized compensation expense, respectively, for stock options and awards that is expected to be recognized on a straight-line basis over a weighted average period of approximately 2.7 years. There were 293,778 and 53,251 options exercised in 2018 and 2017, respectively, with an aggregate intrinsic value of $483 and $4, respectively.

Compensation Cost

Compensation cost that has been included on the Company’s consolidated statements of operations for all stock-based compensation arrangements for the years ended December 31 is detailed as follows:

	Year Ended
	December 31,	December 31,
Stock-based compensation	2018	2017
Cost of revenues	$45	$23
Sales and marketing	42	25
General and administrative	313	42
Research and development	50	28
Total stock-based compensation	$450	$118

13. Income Taxes

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

The Company has filed a change in accounting method relating to deferred revenue to adopt Internal Revenue Service Revenue Procedure 2004-34 with its 2017 tax returns. This change will revise the recognition of deferred revenue from a cash basis to an approach required under the Revenue Procedure. The net effect of this change is reflected in both the calculation of the current tax liability and taxes payable as well as the deferred tax balances.

For the years ended December 31, 2018 and 2017, the Company had net losses before income taxes of $10.2 million and $26.0 million, respectively. Net losses relating to U.S. operations for were $9.9 million and $25.8 million, respectively.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized as follows:

	December 31,
	2018	2017
Income Tax at Statutory Rate	$(2,138)	$(8,856)
Valuation allowance	2,266	9,376
State income tax, net of federal benefit	(521)	(518)
Business tax credit net of reserves	(325)	(224)
Non-deductible expenses	341	88
Foreign income taxes at different rate	3	46
Income tax benefit	$(374)	$(88)
Effective tax rate	3.67%	0.34%

The provision expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	13	5
Foreign	—	—
Total current	13	5

Deferred:
Federal	(346)	(102)
State	(41)	9
Foreign	—	—
Total deferred	(387)	(93)
Total	$(374)	$(88)

The components of net deferred income taxes consist of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss	$24,280	$19,060
Reserves and accruals	2,836	5,405
Tax credits	1,349	763
Gross deferred tax assets	28,465	25,228

Less valuation allowance	(28,401)	(25,148)
Total deferred tax assets	64	80

Deferred tax liabilities:
Amortization of acquired intangibles	(64)	(467)
Total deferred tax liabilities	(64)	(467)
Net deferred tax liabilities	$0	$(387)

As of December 31, 2018, the Company had net operating loss carryforwards of $98.3 million and $51.0 million for federal and state income tax purposes, respectively. The federal net operating losses of $85.7 million which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $12.6 million do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.

As of December 31, 2018, the Company had R&D credit carryforwards of approximately $948 and $500 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.

Utilization of the net operating losses (NOL) and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (IRC) of 1986, as amended (the Code), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

As of December 31, 2018, the Company had not yet completed its analysis of the deferred tax assets for its NOL and tax credits. The future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. In order to make this determination, the Company will need to complete an analysis regarding the limitation of the net operating loss.

The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. The Company monitors positive and negative factors that may arise in the future as it assesses the need for a valuation allowance against its deferred tax assets. As of December 31, 2018 and 2017, the Company has a valuation allowance of $28,401 and $25,148 respectively, against its deferred tax assets.

The Company accounts for the provisions under the Income Taxes topic of the ASC which addresses accounting for the uncertainty in income taxes. The evaluation of a tax position in accordance with this topic is a two-step process. The first step involves recognition. The Company determines whether it is more likely than not that a tax position will be sustained upon tax examination, including resolution of any related appeals or litigation, based on only the technical merits of the position.

The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings, and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution with a taxing authority.

Uncertain tax positions are evaluated based upon the facts and circumstances that exist at each reporting period. Subsequent changes in judgment based upon new information may lead to changes in recognition, de-recognition, and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2018	2017
Unrecognized tax benefits, beginning of period	$889	$594
Tax positions taken in prior periods:
Gross increases	166	—
Gross decreases	—	—

Tax positions taken in current period:
Gross increases	461	295
Settlements	—	—

Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of period	$1,516	$889

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2018 and 2017.

The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

On December 22, 2017, the United States enacted significant changes to the U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”) (previously known as “The Tax Cuts and Jobs Act”). The Tax Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the corporate tax rate from 35% to 21%. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. The Company re-measured its deferred tax assets and liabilities as of December 31, 2017, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets and liabilities of $12.7 million, with a corresponding adjustment to the valuation allowance.

Effective January 1, 2018, the Company is subject to several provisions of the Tax Act, including new taxes on certain foreign-sourced earnings, and related party payments, also referred to as the Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) and the Base Erosion and Anti-Abuse Tax (“BEAT”). The Company does not meet the revenue threshold for BEAT. For the GILTI and FDII computations, because the foreign subsidiaries of the Company have a cumulative net deficit position and current year losses, there is no impact of GILTI and FDII for December 31, 2018. The Company has elected to account for potential taxes due on future U.S. inclusions in taxable income related to GILTI using a period cost method. The Company will continue to monitor the forth coming regulations and additional guidance of the GILTI, FDII, and BEAT provision under the Tax Act, which are complex and subject to continuing regulatory interpretation by the IRS.

As required by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Act, we have finalized our accounting analysis based on the guidance and regulations available as of December 31, 2018. We determined that the impact of the Tax Act is a decrease to the deferred tax assets and liabilities of $12.7 million with a corresponding offset to the valuation allowance resulting in no change to the Company’s effective tax rate.

14. Domestic and Foreign Operations

The Company generates revenue in domestic and foreign regions. Net revenues attributed to the United States and international geographies are based upon the country in which the customer is located. The United Kingdom accounted for 21% and 14% of total revenue for the years ended December 31, 2018 and 2017, respectively. Information about these operations is presented below:

	December 31,
	2018	2017
Net revenues
United States	$24,477	$21,343
Europe	6,358	3,708
Other international revenue	48	1,671
Total net revenue	$30,883	$26,722

Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2018 and 2017, all of the Company’s identifiable long-lived assets were in the United States.

15. Related-Party Transactions

World Wrestling Entertainment (WWE) and Cisco Systems (Cisco) are investors in the Company’s Series E Preferred Stock. WWE and Cisco are also customers of the Company. The following table sets forth the net revenues generated for the year ended December 31, 2018 and 2017, as well as the accounts receivable balances as of December 31, 2018 and 2017 for WWE and Cisco:

	Net Revenues		Accounts Receivable
	Year Ended		as of
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017
World Wrestling Entertainment	$—	$1,201	$—	$—
Cisco Systems	$1,724	$10	$—	$—

As consideration for the Transfer Sponsor Warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bears no interest. The Transfer Sponsor Warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019. The Transfer Sponsor Warrant Note was subsequently waived and forgiven by the noteholders.

With the Reverse Merger and Recapitalization, the Company assumed $255 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of two members of the Company’s board of directors.

16. Subsequent Events

The Company has evaluated subsequent events through March 19, 2019.

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

On January 18, 2019, PhunCoin, Inc. commenced an offering of up to $1,070 of Rights pursuant to Regulation CF. Through the date noted above the Company has commitments of approximately $134, before intermediary fees, for an aggregate of approximately 67.1 million PhunCoin.

On January 25, 2019 the holder of the Series A convertible preferred stock redeemed 3,000 shares. The Company paid the holder $3,120 as a result of this redemption in accordance with terms of the Series A Financing. Furthermore, on February 24, 2019, the holder redeemed 2,500 shares of Series A convertible preferred stock in accordance with the Terms of the Series A financing. The Company paid $2,600 to the holder. Of the proceeds paid to the holder for both redemptions, $5.5 million was from the restricted cash account, and $220 from the Company’s operating account.

Through the date noted above, the Company received cash exercises of warrants for the purchase of 585,396 shares of common stock for aggregate gross proceeds of approximately $5,820, of which $5,728 was received in cash, $92 was received in digital currencies. Furthermore, 8,272,023 warrants were exercised via cashless provisions that resulted in the issuance of 7,517,334 shares of common stock. The Company further received cashless exercises of 113,750 units that resulted in the issuance of 103,837 shares and 103,837 warrants. The warrants issued have the same terms as the Public Warrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan S. Knitowski	Chief Executive Officer	March 19, 2019
Alan S. Knitowski	(Principal Executive Officer)

/s/ Matt Aune	Chief Financial Officer	March 19, 2019
Matt Aune	(Principal Accounting and Financial Officer)

/s/ Keith Cowan	Director	March 19, 2019
Keith Cowan

/s/ Prokopios Tsirigakis	Chair of the Board of Directors	March 19, 2019
Prokopios Tsirigakis

/s/ Randall Crowder	Chief Operating Officer and Director	March 19, 2019
Randall Crowder

/s/ Lori Tauber Marcus	Director	March 19, 2019
Lori Tauber Marcus

/s/ Kathy Tan Mayor	Director	March 19, 2019
Kathy Tan Mayor

/s/ George Syllantavos	Director	March 19, 2019
George Syllantavos