Form 10-K/A
period 2018-12-31
Phunware, Inc.
filed 2019-04-30
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

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

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) originally filed on March 20, 2019 (the “Original Filing”) by Phunware, Inc. (“Phunware”, the “Company”, “we”, or “us”), a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2018.

The certifications of the Company’s principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included with this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the 2018 Form 10-K. Accordingly, this Amendment should be read in conjunction with the 2018 Form 10-K and with our filings with the SEC subsequent to the 2018 Form 10-K.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our executive officers and directors as of April 23, 2018:

Name	Age	Position
Executive Officers
Alan S. Knitowski	49	Chief Executive Officer and Director
Luan Dang	47	Chief Technical Officer
Matt Aune	43	Chief Financial Officer
Randall Crowder	38	Chief Operating Officer and Director
Significant Employees
Barbary Brunner(4)	54	Chief Marketing Officer
Matthew Lindenberger	40	Executive Vice President of Engineering
Tushar Patel	52	Executive Vice President of Corporate Development
Non-Employee Directors
Prokopios (Akis) Tsirigakis(1)(2)	64	Chair
George Syllantavos(2)	54	Director
Lori Tauber Marcus(2)(3)	56	Director
Keith Cowan(1)(3)	62	Director
Kathy Tan Mayor(1)(3)	42	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

(4)	On March 6, 2019, Barbary Brunner, notified Phunware of her intention to resign to pursue other opportunities. Ms. Brunner assisted in the transitions of her responsibilities through her departure date of March 15, 2019.

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

We believe Mr. Knitowski is qualified to serve as a member of our board of directors because as co-founder he has extensive knowledge of our company and his comprehensive background in information technology.

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

We believe Mr. Crowder is qualified to serve as a member of our board of directors because of his extensive knowledge and background in cryptosecurities and cryptocurrencies, as well as his experience in information technology.

SIGNIFICANT EMPLOYEES

Matthew Lindenberger has been our Executive Vice President of Engineering since April 2018. Prior to that, he was our Vice President of Engineering since the Simplikate acquisition in June 2014. While at Simplikate, Mr. Lindenberger was their President and Chief Technology Officer from June 2003 to June 2014.

Tushar Patel has been our Executive Vice President of Corporate Development since the acquisition of Simplikate in June 2014. Prior to that, Mr. Patel was founder and CEO of Simplikate since Feb 2002. Mr. Patel holds a B.B.A in Management from the University of Texas at Austin.

NON-EMPLOYEE DIRECTORS

Prokopios (Akis) Tsirigakis served as Stellar’s Chairman of the Board of Directors, President and co-Chief Executive Officer since December 2015. From May 2011 until October 2013, Mr. Tsirigakis co-founded and served as Chairman and Co-CEO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. Mr. Tsirigakis has served as the CEO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, since October 2013 and as a Vice President of Dryships, Inc. (Nasdaq: DRYS), which acquired Nautilus Offshore Services Inc., since December 2015. From May 2005 to November 2007, he co-founded and served as Chairman of the Board, Chief Executive Officer and President of, Star Maritime (AMEX:SEA), a blank check company. From November 2007 until February 2011, he was the President and Chief Executive Officer of, Star Bulk Carriers Corp., a dry-bulk ship-owning company and the successor of Star Maritime. From November 2003 until November 2007, he served as Managing Director of Oceanbulk Maritime S.A., a company that operated and managed dry bulk vessels. From November 1998 to November 2007, Mr. Tsirigakis established and served as the Managing Director of Combine Marine Inc., a company providing ship management services to third parties. From 1991 to 1998, Mr. Tsirigakis was the Vice-President and Technical Director of Konkar Shipping Agencies S.A. of Athens, after having served as Konkar’s Technical Director from 1984 to 1991. From 1981 to 1984, Mr. Tsirigakis was the Technical Manager of Konkar’s affiliate, Arkon Shipping Agencies Inc. of New York. From 2011 to 2015, Mr. Tsirigakis served as a director of Ocean Rig UDW Inc. (Nasdaq: ORIG). Mr. Tsirigakis received his Master’s Degree (1979) and B.Sc. in Naval Architecture from The University of Michigan, Ann Arbor, USA. We believe Mr. Tsirigakis is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience and experience in a prior blank check offering, such as Star Maritime and Nautilus Marine.

We believe Mr. Tsirigakis is qualified to serve as a member of our board of directors because of his extensive leadership experience in serving as an executive officer of several public companies and experience serving on the boards of directors and audit committees of several public companies. We believe Mr. Tsirigakis’ experience on several audit committees over the years will help us implement sound corporate governance policies and streamlined corporate processes that will optimize our internal processes both in terms of efficiency and implementing checks and balances.

George Syllantavos served as Stellar’s co-Chief Executive Officer, Chief Financial Officer, Secretary and Director since December 2015. Mr. Syllantavos co-founded in February 2013 and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. From September 2009 to December 2016, he was the President, Secretary, Treasurer and sole director of BTHC X, Inc. (OTCBB: BTXI) and has been serving on the company’s board of directors since its merger with iOra Software Ltd. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. He served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp., a dry-bulk ship-owning company. From May 2005 to November 2007, he served as the Chief Financial Officer, Secretary and Director of Star Maritime (AMEX:SEA), its predecessor, which was a blank check company. From May 1999 to December 2007, he was the President and General Manager of Vortex Ltd., an aviation consulting firm specializing in strategic analysis, fleet planning and asset management. From January 1998 to April 1999, he served as a financial advisor to Hellenic Telecommunications Organization S.A., where, on behalf of the Chief Executive Officer, he coordinated and led the company’s listing on the New York Stock Exchange (NYSE:OTE) and where he had responsibilities for the strategic planning and implementation of multiple acquisitions of fixed-line telecommunications companies. Mr. Syllantavos served as a financial and strategic advisor to both the Greek Ministry of Industry & Energy (from June 1995 to May 1996) and the Greek Ministry of Health (from May 1996 to January 1998), where, in 1997 and 1998, he helped structure the equivalent of a US$700 million bond issuance for the payment of outstanding debts to the suppliers of the Greek National Health System. From 1998 to 2004, he served as a member of the Investment Committee of a merchant banking firm, where he reviewed and analyzed many acquisition targets of small or medium sized privately-held manufacturing firms in the U.S. and internationally, of which he assisted in negotiating, structuring and implementing the acquisition of several such firms. Before that, he served for almost 5 years as an aviation consultant specializing in strategic planning and fleet asset management. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an MBA in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University (USA).

We believe Mr. Syllantavos is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience and experience in a prior blank check offering, such as Star Maritime and Nautilus Marine. We believe Mr. Syllantavos is qualified to serve as a member of our board of directors because of his experience serving as a chief financial officer of a public company and on the board of directors of a public company, as well as his experience developing and implementing from inception several SarbOx systems. Mr. Syllantavos’ experience will contribute towards implementing sound corporate governance policies and streamlined corporate processes that will also optimize the internal processes both in terms of efficiency and implementing checks and balances.

Lori Tauber Marcus combines strategic vision, strong business and general management acumen with direct-to-consumer expertise in e-commerce, digital marketing and social media to grow consumer-facing businesses worldwide. In 2018, Ms. Marcus joined the board of Golub Corporation, a large privately-held regional grocer. Since 2017, Ms. Marcus has served on the advisory board of Meural, Inc., a VC-backed, early stage digital art technology company. Since 2016, Ms. Marcus has served as on the board of DNA Diagnostics Center, a private equity backed leader in private DNA testing services, and she is currently the Chair of the board of directors. Since 2016, Ms. Marcus has served as a director for SHARE, a women’s cancer support organization. Since 2012, she served as an advisor to the CEO and CMO of Carrington Farms. As Vice Chair of the board of directors of the Multiple Myeloma Research Foundation (MMRF), she serves as an ex officio member of the Audit, Board Development, Programming, and HR Committees. She has served on the MMRF board since 2004. Ms. Marcus founded Courtyard Connections, LLC in 2015 and since 2017 she has worked with the Harvard Business School’s Kraft Precision Medicine Accelerator as Chair of the Direct-to-Patient Initiative. From 2015 to 2017, she was a member of the CMO Advisory Board for VentureBeat. In 2016, she served as Interim CMO for Peloton Interactive, where she was the leader of brand strategy, integrated marketing, public relations, acquisition marketing, loyalty, retention/engagement and email marketing, social media, creative services and advanced analytics. From 2013 to 2015, Ms. Marcus was the Executive Vice President and Chief Global Brand and Product Officer at Keurig Green Mountain, Inc (NASDAQ: GMCR). From 2011 to 2012, she was CMO at The Children’s Place (NASDAQ: PLCE). Ms. Marcus had a 24-year career with PepsiCo, from 1987 to 2011 that included holding national and global Senior Vice President and general management roles (2004 – 2011). Ms. Marcus holds a BSE from The Wharton School, University of Pennsylvania.

We believe Ms. Marcus is qualified to serve as a member of our board of directors due to her experience in capital market activities, as well as her current and former experience on the boards of directors of other companies.

Kathy Tan Mayor has held numerous leadership positions in business development, retail marketing, loyalty marketing, and digital marketing technology. She is currently the Chief Marketing Officer of BoxyCharm, a beauty subscription service company located in South Florida. From 2016 to 2018, Ms. Mayor was the Chief Digital Officer across the 10 portfolio brands of Carnival Corporation and the Chief Marketing Officer of Carnival Cruise Line. From 2008 to 2016, Ms. Mayor held a number of positions at Las Vegas Sands Corporation including a number of vice president and senior vice president roles in strategy and marketing. From 2005 to 2008, she held multiple director positions with Caesar Entertainment Corporation. Prior to that Ms. Mayor worked for McKinsey& Company and Proctor & Gamble in Southeast Asia. Ms. Mayor has a B.S. in Management Engineering from Ateneo de Manila University and an MBA from Harvard Business School.

We believe Ms. Mayor is qualified to serve as a member of our board of directors due to her marketing and digital and information technology experience.

Keith Cowan is an experienced executive officer, board member, advisor and investor. Since 2013, he has been CEO of Cowan Consulting Corporation that provides strategic advisory services to various companies in multiple industries. From 2007 to 2013, Mr. Cowan was President of Strategic Planning and Corporate Initiatives for Sprint Corporation. From 1996 to 2006, he served in multiple roles at BellSouth Corporation, including Chief Development Officer, President of Marketing & Product Management, and Chief Network Field Officer. From 1982 to 1996, Mr. Cowan was partner at Alston & Bird LLP. He has served as a board member for Globalstar (NYSE: GSAT) since December 2018, Vice Chairman of Fox Theatre in Atlanta since 2006, Chairman of the Morehead-Cain Scholarship Fund since 2009, and a Trustee of the Loomis Chaffee School since 2014. He also served as a board member of the YMCA of Metro Atlanta from 1999 to 2018. Mr. Cowan holds a BA in Economics and Political Science from the University of North Carolina at Chapel Hill and a JD, Law from the University of Virginia School of Law.

We believe Mr. Cowan is qualified to serve as a member of our board of directors due to his legal and regulatory experience.

Board Composition

Our business affairs are managed under the direction of our board of directors. Our board of directors consists of seven members, five of whom qualify as independent within the meaning of the independent director guidelines of Nasdaq. Messrs. Crowder and Knitowski are not considered independent.

Our board of directors is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

●	the Class I directors will be Keith Cowan and Prokopios (Akis) Tsirigakis, and their terms will expire at the annual meeting of stockholders to be held in 2019;

●	the Class II directors will be Lori Tauber Marcus and Kathy Tan Mayor, and their terms will expire at the annual meeting of stockholders to be held in 2020; and

●	the Class III directors will be Alan S. Knitowski, Randall Crowder and George Syllantavos, and their terms will expire at the annual meeting of stockholders to be held in 2021.

Our certificate of incorporation and bylaws provide that the number of directors shall consist of one or more members, and may be increased or decreased from time to time by a resolution of our board of directors. Each director’s term continues until the election and qualification of his successor, or his earlier death, resignation, or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of our board of directors may have the effect of delaying or preventing changes in control of our company.

Each of our executive officers serves at the discretion of our board of directors and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administrative functions. Our board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Messrs. Cowan and Tsirigakis and Ms. Mayor, each of whom is a non-employee member of our board of directors, comprise our audit committee. Mr. Tsirigakis is the Chair of our audit committee. We have determined that each of the members of our audit committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. We have also determined that Mr. Tsirigakis qualifies as an “audit committee financial expert” as defined in the SEC rules and satisfies the financial sophistication requirements of Nasdaq. The audit committee is responsible for, among other things:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit the Successor’s financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, the Successor’s interim and year-end financial statements;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing the Successor’s policies on and oversees risk assessment and risk management, including enterprise risk management;

●	reviewing the adequacy and effectiveness of our internal control policies and procedures and the Successor’s disclosure controls and procedures;

●	reviewing related person transactions; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

Our board of directors has adopted a written charter for the audit committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Compensation Committee

Ms. Marcus and Messrs. Syllantavos and Tsirigakis, each of whom is a non-employee member of our board of directors, comprise our compensation committee. Ms. Marcus is the Chair of our compensation committee. We have determined that each member of our compensation committee meets the requirements for independence under the rules of Nasdaq and SEC rules and regulations. The compensation committee is responsible for, among other things:

●	reviewing, approving and determining the compensation of the Successor’s executive officers and key employees;

●	reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;

●	administering the Successor’s equity compensation plans;

●	reviewing, approving and making recommendations to the Successor’s board of directors regarding incentive compensation and equity compensation plans; and

●	establishing and reviewing general policies relating to compensation and benefits of the Successor’s employees.

Our board of directors has adopted a written charter for the compensation committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Nominating and Corporate Governance Committee

Mr. Cowan and Mses. Marcus and Mayor, each of whom is a non-employee member of our board of directors, comprise our nominating and corporate governance committee. Mr. Cowan is the Chair of our nominating and corporate governance committee. We have determined that each member of our nominating and corporate governance committee meets the requirements for independence under the rules of Nasdaq. The nominating and corporate governance committee is responsible for, among other things:

●	identifying, evaluating and selecting, or making recommendations to our board of directors regarding, nominees for election to our board of directors and its committees;

●	evaluating the performance of our board of directors and of individual directors;

●	considering, and making recommendations to our board of directors regarding, the composition of our board of directors and its committees;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting; and

●	developing, and making recommendations to our board of directors regarding, corporate governance guidelines and matters.

Our board of directors has adopted a written charter for the nominating and corporate governance committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or board of directors.

Non-Employee Director Compensation

We do not currently have a policy or plan to make equity award grants or pay cash retainers to our non-employee directors at a particular time, of a particular value or of a particular amount. After the completion of this offering, we intend to implement a formal policy pursuant to which our non-employee directors would be eligible to receive equity awards and cash retainers as compensation for service on our board of directors and committees of our board of directors.

Director Compensation Table

The following table presents for each of Phunware’s directors serving during 2018 and 2017, other than those who are Named Executive Officers, information regarding their compensation paid to them for their services as directors for the years ended December 31, 2018 and 2017. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to or pay any other compensation to any of our non-employee directors in 2018 and 2017.

	Fiscal year ended December 31, 2018			Fiscal year ended December 31, 2017
	Fees Earned or	Stock Option		Fees Earned or	Stock Option
	Paid in Cash	Awards	Total	Paid in Cash	Awards	Total
Name	($)	($)(1)	($)	($)	($)(1)	($)
Winston Damarillo	—	—	—	—	—	—
Chase Fraser	—	—	—	—	—	—
John Kahan (2)	28,000	147,604	175,604	16,846	31,095	47,941
Eric Manlunas	—	—	—	—	—	—
Kevin Landis (3)	—	—	—	—	—	—
Sundhiraj Sharma (3)	—	—	—	—	—	—

(1)	This column reflects the aggregate grant date fair value of stock options granted during 2018 and 2017 computed in accordance with the provisions of ASC 718, Compensation—Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2018 and 2017. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options.

(2)	As of December 31, 2018, Mr. Kahan held options to purchase a total of 175,000 shares of Phunware common stock. The option is subject to an early exercise provision and is immediately exercisable. Shares subject to the option vest in 48 equal monthly installments beginning on June 1, 2017. As a result of the Business Combination, vesting of Mr. Kahan’s grant accelerated, and all 175,000 shares are vested and exercisable.

(3)	Messrs. Landis and Sharma resigned from our board of directors on February 26, 2018 on February 7, 2018, respectively.

Cash Compensation

Mr. Kahan received a fee of $28,000 and $16,846 in cash for serving on our board of directors during 2018 and 2017, respectively. We also reimbursed our directors for reasonable travel expenses associated with attending meetings of our board and meetings of committees of our board.

We expect to adopt an outside director compensation policy in connection with the consummation of the business combination.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2018, our directors,, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below:

•	An amendment to Form 4 was filed for Prokopios (Akis) Tsirigakis on February 13, 2019 to correct the number of warrants acquired to 2,714,724 from 4,354,873 originally reported on a Form 4 filed December 28, 2018.

•	An amendment to Form 4 was filed for George Syllantavos on February 13, 2019 to correct the number of warrants acquired to 2,996,850 from 5,532,092 originally reported on a Form 4 filed December 28, 2018.

Corporate Governance Guidelines and Code of Business Conduct

Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the Governance portion of the investor relations page of our website at www.investors.phunware.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

Phunware’s named executive officers for 2018, which consist of the person who served as our principal executive officer during 2018 and the next two most highly compensated executive officers who served as executive officers in 2018, are as follows:

Alan Knitowski, our Chief Executive Officer;

Luan Dang, our Chief Technology Officer; and

Randall Crowder, our Chief Operating Officer.

Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers for the year ended December 31, 2018:

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(1)	All Other Compensation		Total
Alan Knitowski Chief Executive Officer	2018	$310,000	$186,000	$14,040	(2)	$510,040
Luan Dang Chief Technology Officer	2018	$200,000	$100,000	$31,659	(3)	$331,659
Randall Crowder Chief Operating Officer	2018	$218,182	$107,562	$5,512	(4)	$331,256

(1)	The reported amounts represent payments earned under the 2018 Senior Staff Bonus Plan which were paid as discussed under the section titled “Executive Bonus Plan.”

(2)	The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $14,040 paid by Phunware to Mr. Knitowski with respect to Phunware’s medical benefits policy.
(3)	The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $31,659 paid by Phunware to Mr. Dang with respect to Phunware’s medical benefits policy.
(4)	The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $5,512 paid by Phunware to Mr. Crowder with respect to Phunware’s medical benefits policy.

The following table sets forth information regarding the total compensation of our named executive officers for the year ended December 31, 2017:

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation(5)	All Other Compensation		Total
Alan Knitowski Chief Executive Officer	2017	$310,000	$123,644	$19,051	(6)	$452,695
Luan Dang Chief Technology Officer	2017	$200,000	$66,475	$25,358	(7)	$291,833
Scott Kenyon Former Chief Operating Officer	2017	$250,000	$83,094	$14,749	(8)	$347,843

(5)	The reported amounts represent payments earned under the 2018 Senior Staff Bonus Plan which were paid as discussed under the section titled “Executive Bonus Plan.”

(6)	The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $16,818 paid by Phunware to Mr. Knitowski with respect to Phunware’s medical benefits policy.
(7)	The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $23,125 paid by Phunware to Mr. Dang with respect to Phunware’s medical benefits policy.
(8)

The amount disclosed reflects the aggregate incremental costs of perquisites and other personal benefits, including, among other things, $12,516 paid by Phunware to Mr. Kenyon with respect to Phunware’s medical benefits policy.

Mr. Kenyon served as the Company’s Chief Operating Officer in 2017 thru February 2, 2018

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2018, and gives effect to the exchange conversion as a result of the Business Combination:

	Option Awards
	Grant	Number of Securities Underlying Unexercised Options			Option Exercise	Option Expiration
Name	Date	Exercisable		Unexercisable	Price	Date
Alan Knitowski	2/24/2013	114,749	(1)	—	$0.5532	2/24/2023
	1/8/2018	208,332	(2)	—	$0.61	1/8/2028
Luan Dang	1/8/2018	172,124	(2)	—	$0.61	1/8/2028
Randall Crowder	2/14/2018	229,499	(2)	—	$0.61	2/14/2028

(1)	Shares subject to the option are fully vested and immediately exercisable.
(2)	These option grants are subject to an early exercise provision and is immediately exercisable. These grants vest 25% at the one-year anniversary of the grant date, and then 1/48 monthly thereafter for a total vesting period of four years.

Executive Employment Agreements

Phunware has entered into employment agreements with each executive officer and significant employee noted in the section titled “Executive Officers and Directors” above. Phunware did not have an employment agreement or offer letter in place with Scott Kenyon, whose at-will employment with Phunware terminated as of February 2, 2018.

Executive Bonus Plan

Each of our named executive officers participated in our 2018 Senior Staff Bonus Plan. The 2018 Senior Staff Bonus Plan provided for bonus payments to eligible employees determined based upon our achievement of annual performance objectives. Funding of the 2018 Senior Staff Bonus Plan was based upon our achievement of performance targets that measured revenue, gross margin percentage, subscription and services bookings, and Adjusted EBITDA, as well as the achievement by the employee of his or her performance goals or objectives, adjusted upward or downward to the extent that the Company exceeded or did not meet these targets. Bonus payments were conditioned on the Company achieving a minimum percentage threshold of these targets, and funding of the 2018 Senior Staff Bonus Plan scaled upward to the extent the Company exceeded these minimum percentages. Payments were made annually for the 2018 Senior Staff Bonus Plan. The target bonuses at 100% funding for each named executive officer under the 2018 Senior Staff Bonus Plan were: Mr. Knitowski: $186,000; Mr. Dang: $100,000; and Mr. Crowder: $107,562. The annual payments made under the 2018 Senior Staff Bonus Plan to each named executive officer are reflected above under “— Summary Compensation Table.”

Employee Benefit and Stock Plans

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

Authorized Shares. A total of 2,729,416 shares of common stock are reserved for issuance pursuant to the 2018 Plan. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Business Combination (otherwise known as the “Reverse Merger and Recapitalization”), are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 2,372,893. Currently, no awards have been granted under the 2018 Plan.

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

Stock Options. Stock options in the form of nonstatutory stock options or incentive stock options may be granted under the 2018 Plan. The administrator determines the number of shares subject to each option. The administrator determines the exercise price of options granted under the 2018 Plan, provided that the exercise price must at least be equal to the fair market value of the Successor’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns more than 10% of the voting power of all classes of the outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The administrator will determine the methods of payment of the exercise price of an option, which may include cash, shares or other property acceptable to the administrator, as well as other types of consideration permitted by applicable law. After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option generally will remain exercisable for three months following the termination of service. An option may not be exercised later than the expiration of its term. Subject to the provisions of the 2018 Plan, the administrator determines the other terms of options.

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

Exercise of Purchase Right. Amounts deducted and accumulated by the participant are used to purchase shares of common stock on each exercise date. The purchase price of the shares will determined by the administrator but in no event will be less than 85% of the lower of the fair market value of common stock on the enrollment date or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company.

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

Merger or Change in Control. The 2009 Plan provides that in the event of a merger or change in control, as defined under the 2009 Plan, each outstanding award will be treated as the administrator determines If a successor corporation or its parent or subsidiary does not assume or substitute an equivalent award for any outstanding award, then such award will fully vest, all restrictions on the shares subject to such award will lapse, all performance goals or other vesting criteria applicable to the shares subject to such award will be deemed achieved at 100% of target levels and all of the shares subject to such award will become fully exercisable, if applicable, for a specified period prior to the transaction. The award will then terminate upon the expiration of the specified period of time. If an option or stock appreciation right becomes fully vested and exercisable in connection with a change in control due to the successor corporation’s refusal to assume the award, the administrator will notify the applicable participant in writing or electronically that the award will be exercisable for a period of time determined by the administrator, and the option or stock appreciation right will terminate upon the expiration of such period. The Business Combination was not deemed a change in control as prescribed by the plan, and the Successor assumed all outstanding awards at the exchange ratio of 0.459.

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

Executive Incentive Compensation Plan

The Phunware board of directors intends to adopt an Executive Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan allows a committee appointed by the board of directors to provide cash incentive awards to employees selected by the committee, including the named executive officers, based upon performance goals established by the committee.

Under the Incentive Compensation Plan, the committee determines the performance goals applicable to any award, which goals may include, without limitation, the attainment of research and development milestones, sales bookings, business divestitures and acquisitions, cash flow, cash position, earnings (which may include any calculation of earnings, including but not limited to earnings before interest and taxes, earnings before taxes, earnings before interest, taxes, depreciation and amortization and net earnings), earnings per share, net income, net profit, net sales, operating cash flow, operating expenses, operating income, operating margin, overhead or other expense reduction, product defect measures, product release timelines, productivity, profit, return on assets, return on capital, return on equity, return on investment, return on sales, revenue, revenue growth, sales results, sales growth, stock price, time to market, total stockholder return, working capital and individual objectives such as peer reviews or other subjective or objective criteria. The performance goals may differ from participant to participant and from award to award.

Our compensation committee is expected to administer the Incentive Compensation Plan. The administrator of the Incentive Compensation Plan may, in its sole discretion and at any time, increase, reduce or eliminate a participant’s actual award, and/or increase, reduce or eliminate the amount allocated to the bonus pool for a particular performance period. The actual award may be below, at or above a participant’s target award, in the discretion of the administrator. The administrator may determine the amount of any reduction on the basis of such factors as it deems relevant, and it is not required to establish any allocation or weighting with respect to the factors it considers.

Actual awards are paid in cash only after they are earned, which usually requires continued employment through the last day of the performance period. Payment of awards occurs as soon as practicable after the performance period during which the award is earned, but no later than the dates set forth in the Incentive Compensation Plan.

The board of directors has the authority to amend or terminate the Incentive Compensation Plan, provided such action does not impair the existing rights of any participant with respect to any earned awards.

Limitation on Liability and Indemnification Matters

As permitted under Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for any of the following:

●	any breach of a director’s duty of loyalty to us or to our stockholders;

●	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

●	unlawful payment of dividends or unlawful stock repurchases or redemptions; and

●	any transaction from which a director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our amended and restated certificate of incorporation will not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also will not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our amended and restated certificate of incorporation and amended and restated bylaws, we have entered into an indemnification agreement with each member of our board of directors. These agreements provide for the indemnification of our directors, officers and some employees for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as a director, officer, employee, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our amended and restated certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 2009 Equity Incentive Plan and the 2018 Equity Incentive Plan. Each of these plans has been approved by the Company’s shareholders. The Company does not maintain any equity incentive plans that have not been approved by shareholders.

Plan Category	Number of securities issued upon the exercise of outstanding options and rights		Weighted average exercise price		Number of securities available for future issuances
2009 Equity Incentive Plan	2,364,823		$0.90	(1)	—
2018 Equity Incentive Plan(2)	—	(2)	$—		2,729,416	(3)
2018 Employee Stock Purchase Plan(2)	—	(2)	$—		272,942

(1)	The weighted-average exercise price of stock option awards outstanding under the 2009 Equity Incentive Plan (the “2009 Plan”) as of December 31, 2018. In connection with the consummation of the Business Combination, no additional grants will be made under the 2009 Plan

(2)	In connection with the consummation of the Business Combination, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”), and the 2018 Employee Stock Purchase Plan. As of December 31, 2018, no awards have been granted under either plan.

(3)	The shares of common stock reserved for issuance under the 2018 Plan also include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, were assumed in connection with the Business Combination, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us after the Business Combination, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 2,372,893, which is not included in the figure above.

Beneficial Ownership of Principal Shareholders and Management

We have determined beneficial ownership in accordance with the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares that they beneficially own, subject to community property laws where applicable. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 23, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Shares beneficially owned after the offering assumes securities being offered with this Offering are being sold irrespective that those beneficial holders may be subject to restrictions in selling or transferring.

We have based percentage ownership of our common stock prior to this offering on 38,880,158 shares of our common stock outstanding as of April 23, 2019 unless otherwise noted.

Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 7800 Shoal Creek Blvd, Suite 230-S, Austin, TX 78757.

Name of Beneficial Owner	Shares(1)	Percentage
Mount Raya Investments Limited(2)	2,205,886	5.7%
Max Fang(3)	2,189,803	5.6%
Firmus Investments(4)	1,783,663	4.6%
Astra Maritime Corp.(5)	1,508,853	3.9%
Magellan Investments Corp.(4)	1,407,436	3.6%
Dominium Investments Inc.(5)	1,346,071	3.5%
Named Executive Officers and Directors:
Alan Knitowski(6)	868,390	2.2%
Luan Dang(7)	886,681	2.3%
Randall Crowder(8)	127,134	*
Prokopios (Akis) Tsirigakis(9)(10)	2,854,914	7.3%
Keith Cowan(10)	—	*
Lori Tauber Marcus(10)	—	*
Kathy Tan Mayor(10)	—	*
George Syllantavos(10)(11)	3,191,099	8.2%
All executive officers and directors as a group (8 persons)(12)	7,928,217	20.4%

(*)	Represents beneficial ownership of less than 1%.
(1)	The percentage of beneficial ownership on the record date is calculated based on 38,880,158 shares of our common stock as of April 23, 2019, adjusted for each owner’s options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 23, 2019, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.
(2)	Includes 2,205,886 shares held of record by Mount Raya Investments Limited, an entity wholly-controlled by Khazanah Nasional Berhad, a strategic investment fund of the Government of Malaysia. The address for this entity is c/o Khazanah Americas Incorporated, 101 California Street, Suite 4550, San Francisco, California 94111.
(3)	Includes (i) 857,508 shares held of record by Maxima Ventures II, Inc., of which Mr. Fang serves as General Manager, (ii) 599,425 shares held of record by Maxima Ventures Services II, Inc., of which Mr. Fang serves as a director, (iii) 399,616 shares held of record by TC-1 Culture Fund, of which Mr. Fang serves as General Manager, (iv) 181,613 shares held of record by Eagle China Holdings Limited, and (v) 151,641 shares held of record by Maxima Ventures Services IV, Inc., of which Mr. Fang serves as a director. The address for these entities is No. 16, Lane 66, Sec. 4, Heping East Road, Wenshan Dist., Taipei City 116, Taipei City, Taiwan.
(4)	Mr. Syllantavos is the sole shareholder of Firmus Investments Inc. and Magellan Investments Corp. As a result, Mr. Syllantavos may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Firmus Investments Inc. and Magellan Investments Inc. The address for these entities is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece.
(5)	Mr. Tsirigakis is the sole shareholder of Astra Maritime Corp. and Dominium Investments Inc. As a result, Mr. Tsirigakis may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Astra Maritime Corp. and Dominium Investments Inc. The address for these entities is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece.
(6)	Includes (i) 537,638 shares held of record by Cane Capital, LLC, for which Mr. Knitowski serves as president, (ii) 4,159 shares held of record by Curo Capital Appreciation Fund I, LLC (#1), for which Mr. Knitowski serves as president, (iii) 6,871 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 1), for which Mr. Knitowski serves as president, (iv) 27,492 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 2), for which Mr. Knitowski serves as president, and (v) 408,510 shares subject to options exercisable within 60 days of April 23, 2019, of which 292,230 had vested as of such date.
(7)	Includes (i) 782,689 shares held of record by Mr. Dang and (ii) 172,125 shares subject to options exercisable within 60 days of April 23, 2019, of which 103,992 had vested as of such date.
(8)	Includes (i) 50,635 shares held of record by Mr. Crowder and (ii) 229,500 shares subject to option exercisable within 60 days of April 23, 2019, of which 76,499 had vested as of such date.
(9)	Includes (i) 1,508,843 shares held of record by Astra Maritime Corp., for which Mr. Tsirigakis is the sole shareholder and (ii) 1,346,071 shares held of record by Dominium Investments, Inc., for which Mr. Tsirigakis is the sole shareholder.
(10)	Messrs. Cowan, Syllantavos and Tsirigakis and Mses. Marcus and Mayor each joined our board of directors upon consummation of the business combination on December 26, 2018.
(11)	Includes (i) 1,783,663 shares held of record by Firmus Investments, Inc., of which Mr. Syllantavos is the sole shareholder and (ii) 1,407,436 shares held of record by Magellan Investments Corp., of which Mr. Syllantavos is the sole shareholder.
(12)	Includes (i) 7,455,497 shares held of record by our current directors and executive officers and (ii) 810,135 shares subject to options exercisable within 60 days of April 23, 2019, of which 472,720 had vested as of such date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Phunware Related Person Transactions

In addition to the director and executive officer compensation arrangements and indemnification arrangements discussed above in the section titled “Executive Compensation,” the following is a description of transactions and series of similar transactions, during our last three fiscal years, to which Phunware was a party prior to the consummation of the business combination, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of such related person, had or will have a direct or indirect material interest

Other than compensation arrangements with the Phunware directors and executive officers, the following is a description of certain relationships and transactions during the last three years involving our directors, executive officers, beneficial holders of more than 5% of our capital stock, or entities affiliated with them.

Investors’ Rights Agreement

Phunware is party to an investors’ rights agreement that provides, among other things, that holders of Phunware’s preferred stock, including stockholders affiliated with some of its directors, have the right to demand that Phunware file a registration statement or request that their shares be covered by a registration statement that it is otherwise filing. For a more detailed description of these registration rights, see the section titled “Description of Phunware, Inc. Securities — Registration Rights.”

Phunware Related Person Policy

As a privately held company, Phunware was not required to maintain a Related Person Policy. Following consummation of the business combination, Phunware became subject to our Policies and Procedures for Related Person Transactions described in this section.

With respect to the consolidated financial statements of Phunware and subsidiaries contained elsewhere in this prospectus, Phunware was subject to Auditing Standard No. 18 of the Public Company Accounting Oversight Board, which requires auditors to evaluate a company’s identification of, accounting for and disclosure of related party relationships and transactions.

The information from the section titled “Description of Securities—Registration Rights” is incorporated by reference herein.

Maxima Capital Management

On August 26, 2015, we entered into a consulting agreement with Maxima, an investor in the predecessor company’s Series B, C, E and F convertible preferred stock financings. We owed Maxima $150,000 at December 31, 2016 and this balance was subsequently paid.

Stellar Extension Notes

During 2017 and 2018, Stellar issued multiple promissory notes issued to Firmus Investments, Inc., Astra Maritime, Inc., and Magellan Investments, Corp, affiliates of our Chairman of our Board of Directors and a member of our Board of Directors. These promissory notes are collectively referred to as the “Sponsor Extension Notes”. The aggregate amount of Sponsor Extension Notes issued was $1,105,786. The Sponsor Extension Notes bear no interest and were repayable in full upon consummation of the Company’s initial business combination. The noteholders had the option to convert any unpaid balance of the Notes into warrants exercisable for shares of the Company’s common stock, based on a conversion price of $0.50 per warrant. The noteholders chose to receive payment in the form of warrants. At the closing of the Business Combination, the Sponsors were issued 2,211,572 Private Placement Warrants as repayment in full for the unsecured promissory notes.

Phunware Extension Notes

From February 2018 through November 2018, Stellar issued Phunware notes payable in the aggregate of $535,655. The notes to Phunware bears no interest and were repayable in full upon consummation of Stellar’s initial business combination. The notes Phunware were eliminated with the assumption of Stellar’s balance sheet as a result of the Business Combination.

Transfer Sponsor Warrant Notes

Merger consideration paid to Phunware stockholders included an option for each predecessor Phunware shareholder to elect to receive such holder’s pro rata share of up to an aggregate of 3,985,244 warrants (the “Transfer Sponsor Warrants”) to purchase shares of Successor common stock that are currently were held by affiliates of our Chairman and member of our board of directors. As consideration for the Transfer Sponsor Warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bears no interest. The Transfer Sponsor Warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019. The Transfer Sponsor Warrant Note was subsequently waived and forgiven by the noteholders.

Assumed Payables

In conjunction with the Business Combination, Phunware assumed $255,000 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of two members of the Company’s board of directors.

Our Existing Policies and Procedures for Related Person Transactions

We adopted a formal written policy effective upon the consummation of the Business Combination providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our nominating and corporate governance committee, subject to the exceptions described below.

A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to the Successor as an employee or director are not covered by this policy.

Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Successor’s nominating and corporate governance committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our nominating and corporate governance committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our nominating and corporate governance committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Our nominating and corporate governance committee has determined that certain transactions will not require the approval of the nominating and corporate governance committee, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Director Independence

Our common stock and warrants are listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.

In order to be considered independent for purposes of Rule 10A-3 and Rule 10C-1, a member of an audit committee or compensation committee of a listed company may not, other than in his or her capacity as a member of the committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Messrs. Cowan, Syllantavos and Tsirigakis and Mses. Marcus and Mayor, representing five of PHUN’s seven directors, will be considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Lead Independent Director

We believe that the structure of our board of directors and committees provides strong overall management. The Chair of our board of directors and our Chief Executive Officer roles will be separate. Mr. Knitowski will serve as our Chief Executive Officer and Mr. Prokopios (Akis) Tsirigakis will serve as Chair of our board of directors. This structure will enable each person to focus on different aspects of company leadership. Our Chief Executive Officer will be responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our board of directors will monitor the content, quality and timeliness of information sent to our board of directors and will be available for consultation with our board of directors regarding the oversight of its business affairs. Our independent directors will bring experience, oversight and expertise from outside of Phunware, while Mr. Knitowski will bring company-specific experience and expertise. As one of the founders of Phunware, Mr. Knitowski is best positioned to identify strategic priorities, lead critical discussion and execute our business plans.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal year ended December 31, 2018, and WitumSmith+Brown, PC for the fiscal year ended December 31, 2017.

	Fiscal Year Ended (In thousands)
	2018	2017
Audit Fees(1)	$466	$44
Audit-related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$466	$44

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with the Business Combination and the filing of our Form S-4, and amendments thereto.

(2)	“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.

(3)	“Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning.

(4)	“All Other Fees” consist of the cost of a subscription to an accounting research tool.

Audit Committee Pre-Approval

Our Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for us by our independent auditor, including the fees and terms thereof. All of the services described above were approved by our Audit Committee.

Change in Registrant’s Certifying Accountant

WitumSmith+Brown, PC (“Withum”) served as the independent registered public accounting firm for Stellar (and its subsidiary) from its inception thru the Closing of the Business Combination. The firm of Marcum, LLP (“Marcum”) served as the independent registered public accounting firm for privately-held Phunware. In connection with our Business Combination, Withum was dismissed, and Marcum was named as the Company’s independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Amendment:

(3)	Exhibits

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

EXHIBIT INDEX

Exhibit No.	Description
31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski Title: Chief Executive Officer