Form 10-Q
period 2019-03-31
Phunware, Inc.
filed 2019-05-15
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market

As of May 9, 2019, 38,888,285 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

On December 26, 2018, Stellar Acquisition III, Inc., a Republic of the Marshall Islands corporation incorporated in December 2015 (“Stellar”), deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor” or the “Company”) and all outstanding securities of Stellar were deemed to constitute outstanding securities of the Successor. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into Phunware, Inc. (“Phunware”), a corporation incorporated in Delaware in February 2009, with Phunware surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination” or “Reverse Merger and Recapitalization”). Upon the consummation of the Business Combination, Phunware changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.

In connection with the consummation of the Business Combination, on December 26, 2018, the board of directors of the Successor approved a change of its fiscal year end from November 30 to a calendar year ending December 31, effective immediately. Accordingly, the new fiscal year will begin on January 1 and end on December 31.

TABLE OF CONTENTS

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2019 and 2018	2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	33

PART II	OTHER INFORMATION	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

	Signatures	40

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except per share information)

	March 31,	December 31,
	2019	2018
Assets:	(Unaudited)
Current assets:
Cash	$1,065	$844
Accounts receivable, net	2,738	3,606
Prepaid expenses and other current assets	1,036	272
Total current assets	4,839	4,722

Property and equipment, net	50	66
Goodwill	25,846	25,821
Intangible assets, net	448	521
Deferred tax asset – long term	64	64
Restricted Cash	—	5,500
Other assets	187	187
Total assets	$31,434	$36,881

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$8,600	$9,890
Accrued expenses	2,968	3,028
Deferred revenue	2,904	2,629
Factored receivables payable	1,631	2,434
Short term notes payable - related party	—	1,993
Total current liabilities	16,103	19,974

Deferred tax liability	64	64
Deferred revenue	4,447	5,622
Deferred rent	13	17
Total liabilities	20,627	25,677

Commitments and contingencies (see Note 5)	—	—
Redeemable convertible preferred stock, $0.0001 par value (see Note 7)	—	5,377

Stockholders’ equity
Common stock, $0.0001 par value (see Note 8)	4	3
Additional paid in capital	125,421	118,062
Accumulated other comprehensive loss	(391)	(418)
Accumulated deficit	(114,227)	(111,820)
Total stockholders’ equity	10,807	5,827
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$31,434	$36,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Net revenues	$5,315	$4,980
Cost of revenues	2,617	2,867
Gross profit	2,698	2,113

Operating expenses:
Sales and marketing	724	1,919
General and administrative	3,975	4,488
Research and development	1,309	2,300
Total operating expenses	6,008	8,707
Operating loss	(3,310)	(6,594)

Other income (expense):
Interest expense	(188)	(202)
Fair value adjustment for warrant liabilities	—	(54)
Impairment of digital currencies	—	(313)
Other income (expense)	4	(1)
Total other expense	(184)	(570)
Loss before taxes	(3,494)	(7,164)
Income tax benefit	—	—
Net loss	(3,494)	(7,164)
Other comprehensive income
Cumulative translation adjustment	27	54
Comprehensive loss	$(3,467)	$(7,110)
Net loss per share, basic and diluted	$(0.12)	$(0.29)
Weighted-average shares used to compute net loss per share, basic and diluted	30,264	24,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity

(In thousands)

(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2017	-	-	24,559	$3	$110,265	$(102,017)	$(347)	$7,904
Exercise of stock options, net of vesting of restricted shares	-	-	33	-	25	-	-	25
Issuance of common stock, net of issuance costs	-	-	543	-	4,804	-	-	4,804
Stock-based compensation expense	-	-	-	-	149	-	-	149
Cumulative translation adjustment	-	-	-	-	-	-	54	54
Net loss	-	-	-	-	-	(7,164)	-	(7,164)
Balances as of March 31, 2018	-	-	25,135	$3	$115,243	$(109,181)	$(293)	$5,772

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2018	6	$5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Exercise of stock options, net of vesting of restricted shares	-	-	61	-	35	-	-	35
Exercise of common stock warrants for cash	-	-	617	-	6,184	-	-	6,184
Exercise of common stock warrants pursuant to cashless provisions	-	-	10,400	1	(1)	-	-	-
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	-	-	(863)	-	-	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	-	-	-	-	1,993	-	-	1,993
Stock-based compensation expense	-	-	-	-	11	-	-	11
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)						1,087		1,087
Cumulative translation adjustment	-	-	-	-	-	-	27	27
Net loss	-	-	-	-	-	(3,494)	-	(3,494)
Balances as of March 31, 2019	-	-	38,331	4	$125,421	$(114,227)	$(391)	$10,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(3,494)	$(7,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16	15
Loss on sale of digital currencies	4	—
Bad debt expense	15	—
Amortization of acquired intangibles	75	109
Change in fair value of warrants	—	55
Impairment of digital currencies	—	313
Stock-based compensation	11	149
Changes in operating assets and liabilities:
Accounts receivable	850	1,569
Prepaid expenses and other assets	(34)	(321)
Accounts payable	(1,290)	1,656
Accrued expenses	(87)	(261)
Deferred revenue	(182)	584
Net cash used in operating activities	(4,116)	(3,296)

Investing activities
Proceeds received from sale of digital currencies	88	—
Payments for note receivable	—	(201)
Net cash provided by (used in) investing activities	88	(201)

Financing activities
Net (repayments) proceeds from factoring agreement	(803)	763
Proceeds from common stock subscriptions, net of issuance costs	—	2,601
Proceeds from warrant exercises	5,731
Proceeds from exercise of options to purchase common stock	35	25
Series A convertible preferred stock redemptions and dividend payments	(6,240)	—
Net cash (used in) provided by financing activities	(1,277)	3,389

Effect of exchange rate on cash and restricted cash	26	40

Net decrease in cash and restricted cash	(5,279)	(68)
Cash and restricted cash at the beginning of the period	6,344	308
Cash and restricted cash at the end of the period	$1,065	$240

Supplemental disclosure of cash flow information
Interest paid	$213	$185
Proceeds due from transfer agent for warrant exercises	$361	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)

(unaudited)

1. The Company and Basis of Presentation

The Company

Phunware, Inc. (the “Company”) is a provider of Multiscreen as a Service (MaaS) solutions, an integrated customer engagement platform that enables organizations to develop customized, immersive, branded mobile applications. The Company sells its services in vertical markets, including health care, retail, hospitality, transportation, sports, and entertainment. The Company enables brands to engage, manage, and monetize their anytime-anywhere mobile users. The Company’s MaaS technology is available in software development kit form for organizations developing their own application, via customized development services, and prepackaged solutions. Through its integrated mobile advertising platform of publishers and developers, the Company also maximizes mobile monetization through an advertising product suite including real-time bidding, publisher mediation and yield optimization, cross-platform ad creation, and dynamic ad serving. Founded in 2009, the Company is a Delaware corporation headquartered in Austin, Texas.

Business Combination

On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.

Unless otherwise noted, the financial statements, footnotes, and basic and dilutive net loss per share presented give retroactive effect of the Reverse Merger and Recapitalization.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The balance sheet at December 31, 2018 was derived from the Company’s audited consolidated financial statements, but these interim consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These condensed interim consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, which are referenced herein. The accompanying interim consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018, are unaudited. The unaudited interim financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of March 31, 2019 and the results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim period.

Going Concern

Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company has a history of operating losses and negative operating cash flows. Although the Company continues to focus on growing its revenues, it expects these trends to continue into the foreseeable future.

The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. Future plans may include utilizing existing credit lines and/or obtaining new credit lines, expanding credit lines, issuing additional equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance of these financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

2. Summary of Significant Accounting Policies

There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K filed with the SEC on March 20, 2019 for the year ended December 31, 2018, other than those described below.

Changes in Accounting Policies

On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09”), and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract, and accounted for as separate performance obligations.

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.

Platform Subscriptions and Services Revenue

The Company derives subscription revenue from software license fees, which comprise subscription fees from customers licensing the Company’s Software Development Kits (SDKs), which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. The Company’s contract terms generally range from 6 to 60 months, and are non-cancelable, though customers typically have the right to terminate their contracts for cause if the Company materially fails to perform.

Subscription revenue from SDK licenses gives the customer the right to access the Company’s MaaS platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period.

Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. The Company plans to recognize application development revenue upon the transfer of control of the completed application or application development services.

Support revenue comprises of support and maintenance fees of customer applications, software updates, and technical support for application development services for a support term. Support revenue is recognized ratably over the support term.

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

In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in its transactions with advertisers. Control is a determining factor in assessing principal versus agent relation. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. ASC 606 provides indictors of when an entity controls specified goods or services and is therefore acting as a principal. Based on the indicators of control, the Company has determined that it is the principal in all advertising arrangements because it is responsible for fulfilling the promise to provide the specified advertisements to advertising agencies or companies; establishing the selling prices of the advertisements sold; and credit risk with its advertising traffic providers. Accordingly, the Company acts as the principal in all advertising arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.

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

Loss per Common Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Restricted shares are subject to repurchase provisions relating to early exercises under the Company’s 2009 Equity Incentive Plan and were excluded from basic shares outstanding.

Diluted net loss per share is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for the period.

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

Revenue from Fox Networks Group (“Fox”) was 63% compared to 66% of total revenue for the quarter ended March 31, 2019 and 2018, respectively. Revenue from Houston Methodist was 13% of total revenue for the quarter ended March 31, 2019.

Fox accounted for 58% compared to 66% of accounts receivable, net as of March 31, 2019 and December 31, 2018, respectively.

Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at March 31, 2019.

As a result of the Series A Financing (defined and discussed further below), the Company had $5,500 in restricted cash as of December 31, 2018. The Company did not have any restricted cash as of March 31, 2019.

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

	March 31,	December 31,
	2019	2018
Accounts receivable	$6,015	$6,882
Less allowances for doubtful accounts	(3,277)	(3,276)
Balance	$2,738	$3,606

Allowance for doubtful accounts related to the Company’s litigation with Uber was $3,089 as of March 31, 2019 and December 31, 2018. (See Note 5 for more discussion on the Uber litigation.)

Long-Lived Assets

In accordance with authoritative guidance, the Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company did not recognize any impairment losses during the quarter ended March 31, 2019 or 2018, respectively.

Deferred Revenue

The Company’s deferred revenue balance consisted of the following:

	March 31,	December 31,
	2019	2018
Current deferred revenue
Platform subscriptions and services revenue	$1,769	$1,506
Application transaction revenue	115	133
PhunCoin deposits	1,020	990
Total current deferred revenue	$2,904	$2,629

Non-current deferred revenue
Platform subscriptions and services revenue	$4,447	$5,622
Total non-current deferred revenue	$4,447	$5,622
Total deferred revenue	$7,351	$8,251

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

Recently Adopted Accounting Policies

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

The Company elected to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. As a result, we adopted the ASU and related guidance as of January 1, 2019 using the modified retrospective method.

The most significant impact of the standard relates to the elimination of the requirement to have vendor specific objective evidence, or VSOE, of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement causes a significant change to the timing of revenue recognition for multiple-element arrangements with our MaaS subscriptions, application development services and related support and maintenance on the development services that lacked VSOE of fair value. Under ASC 606, we recognize the application development services at the time of delivery to our customer and recognize the license subscription and support services ratably over the term of the subscription agreements. Under ASC 605, we recognized all revenue from those arrangements ratably over the term of the subscription or support agreements. Due to the complexity of certain of our revenue contracts, the actual revenue recognition treatment required under the new standard depends on contract-specific terms and in some instances may vary from recognition at the time of delivery. The timing of revenue recognized from professional services for our cloud offerings, perpetual licenses, professional services and hardware remains substantially unchanged.

In addition, Accounting Standards Codification Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, or ASC 340, requires us to recognize an asset for the incremental costs of obtaining a contract with a customer if our sales incentive programs meet the requirements for capitalization. Previously we recorded these incremental costs of obtaining a contract as commission expense when we booked a sales transaction; whereas under ASC 340, we record an asset for the incremental cost to obtain a contract and recognize the cost over the period commensurate with revenue recognition.

In connection with our adoption of ASC 606 on January 1, 2019, there was an increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against deferred tax assets.  No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the three months ended March 31, 2019, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.

As a result of the adoption of ASC 606, the Company recorded a $1,087 decrease to accumulated deficit as of January 1, 2019.

The decrease to accumulated deficit consisted of a decrease in total liabilities of $718 related to deferred revenue for platform subscriptions and services and an increase in total assets of $369 related to deferred costs for sales commissions. Results for reporting periods beginning January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605.

When implementing ASC 606, the Company applied the practical expedient to reflect the aggregate effect of all contracts that were not completed as of January 1, 2019 when identifying satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations.

Select condensed consolidated balance sheet line items, which reflect the adoption of the new standard, are as follows:

	Balance at December 31, 2018	Adjustments due to ASU 2014-09	Balance at January 1, 2019
Assets:
Prepaid expenses and other current assets	$272	$369	$641
Liabilities:
Deferred revenue short-term	$2,629	$(465)	$2,164
Deferred revenue long-term	$5,622	$(253)	$5,369
Stockholders’ deficit:
Accumulated deficit	$(111,820)	$1,087	$(110,733)

The impact as a result of applying ASC 606 was a decrease of $182 to net revenues and an increase of $46 to sales and marketing expense within the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2019.

The impact of applying ASC 606 was an increase to prepaid expenses of $323 and a decrease of $321 and $215 of current deferred revenue and long term deferred revenue, respectively, in the condensed consolidated balance sheet as of March 31, 2019.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2019 on a retrospective basis. The adoption of this guidance changed the presentation of restricted cash on the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2019. There was no impact to the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2018.

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company adopted this disclosure with the first presentation included in this Report.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. The accounting applied by a lessor is largely unchanged from that applied under previous generally accepted accounting principles. This ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the effect that the adoption of this ASU will have on its financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 provides a new framework for entities to determine whether a set of assets and activities (together referred to as “a set”) is a business. The amendments in the ASU will assist entities when they evaluate whether transactions should be accounted for as acquisitions (or disposals) either of businesses or of assets. This distinction is important since there are significant differences between the accounting for business combinations and the accounting for acquisitions of assets. Public business entities should apply the amendments to Topic 805 to annual periods beginning after December 15, 2017, including interim periods within those periods. All other entities should apply the amendments to annual periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. As the Company is an emerging growth company, it has elected to defer implementation. The Company does not believe there will be a material impact to the consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step; comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public business entities that are SEC filers should adopt the amendments in this ASU for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.

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

3. Reverse Merger

On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The aggregate merger consideration paid pursuant to the Merger Agreement to Phunware stockholders amounted to approximately $301 million plus adjustments for cash on-hand as of the date of Closing. The merger consideration paid to Phunware stockholders was paid in the form of shares of Successor common stock. In addition, each holder of Phunware common and convertible preferred stock was entitled to elect to receive such holder’s pro rata share of up to an aggregate of 3,985,244 warrants (the “Transfer Sponsor Warrants”) to purchase shares of Successor common stock that are currently held by certain shareholders of Stellar. The Transfer Sponsor Warrants have the same terms as the Private Placement Warrants described in more detail in Note 8 below. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.

As consideration for the Transfer Sponsor Warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest and was to mature on December 26, 2019. Shareholders of Phunware forfeited 187,188 shares to receive 3,985,244 Transfer Sponsor Warrants. On January 15, 2019, the Transfer Sponsor Warrant Note was waived and forgiven by the noteholders.

The Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for certain promissory notes (not the Transfer Sponsor Warrant Note) at the closing of the Reverse Merger and Recapitalization.

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

In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Reverse Merger and Recapitalization. In connection with the Series A Financing, certain Stellar shareholders transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. See Note 7 for additional discussion on the Series A Financing.

The Sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman of the board of directors and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a member of our board of directors.

4. Factoring Agreement

On June 15, 2016 the Company entered into a factoring agreement with CSNK Working Capital Finance Corp. (d/b/a Bay View Funding) (“Bay View”) whereby it sells select accounts receivable with recourse.

Under the terms of the agreement, Bay View may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables are 1.80% for the first 30 days and 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. The Company bears the risk of credit loss on the receivables. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets.

Factor expense of $186 and $201 for the three months ended March 31, 2019 and 2018 respectively, is recorded as interest expense in other expense in the condensed consolidated statements of operations and comprehensive loss. The amount of factored receivables outstanding was $1,631 and $2,434 as of March 31, 2019 and December 31, 2018, respectively. There was $1,369 and $566 available for future advances as of March 31, 2019 and December 31, 2018, respectively.

5. Commitments and Contingencies

Leases

The Company has operating office space leases in Austin, Texas; Newport Beach, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $165 and $152 for the three months ended March 31, 2019 and 2018, respectively.

Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations years ended December 31,	Lease Obligations
2019 (Remainder)	$407
2020	164
2021	119
2022	119
2023	59
Thereafter	-
Total	$868

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

6. PhunCoin

In June 2018, PhunCoin, Inc., the Company’s wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights (the “Rights”) to acquire PhunCoin (the “Token”).

PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. PhunCoin, Inc. plans to sell between $10 million and $100 million of the Rights, which will entitle the Rights holders to receive between approximately 8 billion and 30.5 billion of PhunCoin. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the Token Generation Event (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase (early purchasers will receive a larger discount rate).

Since June 2018, the Company received cash proceeds from its Rights offering of $1,020, pursuant to which the holders of the Rights will receive an aggregate of approximately 484.5 million PhunCoin if the Token Generation Event occurs. The Company recorded proceeds from the Rights sale as current deferred revenue in its consolidated balance sheet.

The rights, privileges, and obligations of Rights holders are set forth as follows:

Issuance of PhunCoin Tokens

The PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of PhunCoin, Inc.’s blockchain technology enabled rewards marketplace and data exchange (“Token Generation Event”), (ii) one (1) year after the issuance of the Rights to the purchaser, or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated; however, the Company believes PhunCoin, Inc. has a contractual obligation to use good faith efforts to issue a Token to Rights holders under the Token Rights Agreement.

The Company currently anticipates that PhunCoin will be issued to the holders of the Rights within one year after the Rights are acquired, which would be as early as June 2019 with respect to the earliest Rights sold, although we expect that the PhunCoin Ecosystem will not be operational until a later date. Holders of the Rights may be issued PhunCoin even if the Ecosystem is not yet operational. PhunCoin will have no usefulness until the PhunCoin Ecosystem is operational because PhunCoin is expected to only be useable on the PhunCoin Ecosystem.

There can be no assurance as to when (or if) the Company will be able to successfully launch the PhunCoin Ecosystem. The Company is currently developing multiple aspects of the PhunCoin Ecosystem and expects that a review (beta) period will likely conclude during the third quarter of 2019. The final software readiness date of the PhunCoin Ecosystem may be adjusted based on user feedback provided in the review (beta) period and thus a specific launch date is difficult to determine at this time, as it is based on many external factors outside of our control.

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

Dissolution Event

A dissolution event occurs if there has been (i) a voluntary termination of PhunCoin, Inc.’s operations, (ii) a general assignment for the benefit of PhunCoin, Inc.’s creditors, (iii) a change of U.S. laws that makes the use or issuance of PhunCoin or the Token Generation Event impractical or unfeasible, or (iv) any other liquidation, dissolution or winding up of PhunCoin, Inc.

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

No Voting Rights or Profit Share

Rights holders (and eventual PhunCoin holders) have no voting rights and are not entitled to share in the profits or residual interest of Phunware, PhunCoin, Inc. or any subsidiaries of the Company.

7. Series A Convertible Preferred Stock

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

The Preferred Stock is also convertible into shares of the Company’s common stock at the option of the holder at a price of $11.50 per share, subject to adjustments for stock dividends, stock splits and other recapitalization type events and antidilutive events which would include subsequent issuances of equity or equity linked securities at prices more favorable than the conversion price of these preferred shares. Generally, the Preferred Stock does not have voting rights. Should the holder wish to convert, not later than two days after making the election, the Company shall deliver to the holder the number of conversion shares being acquired upon the conversion of the Preferred Stock. The holder did not convert any of the Series A convertible preferred stock prior to the redemption dates.

On the 30-day, 60-day, and 90-day anniversaries of the issuance, the holder redeemed an aggregate of 6,000 shares of the Series A convertible preferred stock for total proceeds of $6,240, representing $6,000 original issue price and $240 of dividends. Of the proceeds paid to the holder, $5.5 million was paid from the restricted cash account, and $740 from the Company’s operating account.

In the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders. Total preferred stock authorized to be issued as of March 31, 2019 was 100,000,000, with a par value of $0.0001 per share. There were 0 and 6,000 shares of preferred stock outstanding as of March 31, 2019 and December 31, 2018, respectively.

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of March 31, 2019 was 1,000,000,000, with a par value of $0.0001 per share. At March 31, 2019 and December 31, 2018, there were 38,363,792 and 27,294,164 shares outstanding, inclusive of 33,102 and 40,707 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.

During fiscal year 2018, the Company completed several closings of stock financings resulting in the issuance of 1,085,096 shares for aggregate cash proceeds of $9,565, net of issuance costs.

During the first quarter of 2019, the Company issued an aggregate of 11,016,681 shares of common stock related to various cash and cashless (net) exercises of warrants for common stock. Cash exercises for warrants for 617,296 shares of common stock resulted in aggregate gross proceeds of approximately $6,184, of which $5,731 was received in cash, $92 was received in digital currencies, and $361 is recorded as a miscellaneous receivable in prepaid and other current assets due from the Company’s transfer agent for proceeds received on our behalf. The Company received these proceeds subsequent to the balance sheet date. Furthermore, there were 12,625,288 warrants exercised under cashless (net) provisions resulting in the issuance of 10,399,385 shares of common stock. See further discussion regarding details of the Company’s various warrants below.

Dividends

Dividends are paid on a when-and-if-declared basis. The Company has not declared any dividends through March 31, 2019.

Warrants

A summary of the Company’s warrant activity by warrant type is as follows:

	Cash Exercise Price per	Warrants/UPO’s Outstanding December 31,	Warrants issued for UPO	Warrants/UPO’s Exercised		Warrants Outstanding March 31,
Warrant Type	share	2018	exercises	Cash	Cashless	2019

Common stock warrant (Series D-1)	$5.54	14,866	-	-	-	14,866
Common stock warrants (Series F)	$9.22	1,085,059	-	(400,740)	(306,917)	377,402
Public Warrants (PHUNW)	$11.50	6,900,610	-	-	(3,798,678)	3,101,932
Private Placement Warrants	$11.50	10,182,060	-	(216,556)	(8,297,693)	1,667,811

Unit Purchase Options (UPO’s)	$11.50	130,000	-	-	(130,000)	-
Unit Purchase Option Warrants	$11.50		116,172	-	(92,000)	24,172
Total		18,312,595	116,172	(617,296)	(12,625,288)	5,186,183

In 2012, the Company issued a warrant to purchase an aggregate of 14,866 shares of the Company’s common stock with an exercise price of $5.54 per share to a banking institution with which the Company previously had a revolving line of credit. The term of the warrant is the earlier of (i) the tenth anniversary of the date of issuance, (ii) the closing of the initial registered public offering of the Company’s common stock, or (iii) the closing of an acquisition (as defined in the warrant) where the consideration consisting of cash or publicly traded securities payable in connection with the acquisition for each share is at least three (3) times the exercise price. The Reverse Merger and Acquisition did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. These warrants are fully vested.

In 2018, but prior to the Reverse Merger and Recapitalization, the Company issued warrants to purchase an aggregate of 1,085,059 shares of the Company’s common stock with an exercise price of $9.22 per share. The term of the warrants is the earlier of (i) the fifth anniversary of the date of issuance, (ii) an acquisition, merger, or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of Phunware and its subsidiaries, except (a) any sale of stock for capital raising purposes, (b) purpose of changing the Company’s state of incorporation, and (c) where the shareholders of Phunware immediately before such transaction retain at least a majority of the voting power immediately following such transaction; or (iii) immediately prior to an initial public offering. The Reverse Merger and Acquisition did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. These warrants are fully vested.

The Company has common stock warrants trading under the Nasdaq ticker symbol PHUNW (the “Public Warrants”). Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act to register the shares of common stock underlying the Public Warrants, following the completion of the Reverse Merger and Recapitalization. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. No fractional shares will be issued upon exercise of the Public Warrants. As of December 31, 2018, the Public Warrants were not exercisable; however, the Public Warrants became exercisable for cash 30 days after the completion of the Reverse Merger and Recapitalization.  An effective registration statement was not on file with the SEC covering the shares of common stock issuable upon exercise of the Public Warrants within 90 days from the consummation the Reverse Merger and Recapitalization. As a result, until such time as there is an effective registration statement and during any period when we have failed to maintain an effective registration statement, holders may exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Public Warrants will expire five years after the completion of the Reverse Merger and Recapitalization or earlier upon redemption or liquidation.

The Company also has Private Placement Warrants outstanding (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of common stock at $11.50 per share. The Private Placement Warrants became exercisable 30 days after the completion of the Reverse Merger and Recapitalization. The Private Placement Warrants are exercisable for cash (even if a registration statement covering the common stock issuable upon exercise of such warrants is not effective) or on a cashless basis, at the holder’s option and will not be redeemable in each case so long as they are still held by the initial purchasers or their affiliates.

Unit Purchase Option

The Company sold to the underwriters for its initial public offering in 2016 an option to purchase up to a total of 130,000 units, at an exercise price of $11.50 per unit. The units are comprised of one share of common stock and one warrant to purchase common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Reverse Merger and Recapitalization and terminating on the fifth anniversary of the Reverse Merger and Recapitalization. The units issuable upon exercise of this option are identical to those offered in the Company’s initial public offering in 2016. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

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

9. Stock-Based Compensation

2018 Equity Incentive Plan

In connection with the consummation of the Reverse Merger and Recapitalization, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services to the Company, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.

The number of shares of common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year, equal to the lesser of: (i) 10% of the post-closing outstanding shares of common stock; (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine.

In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Reverse Merger and Recapitalization, are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us. As of March 31, 2019, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 2,077,555.

As of March 31, 2019, no awards have been granted under the 2018 Plan. The 2018 Plan had 3,001,620 and 2,729,416 shares of common stock reserved for issuance as of March 31, 2019 and December 31, 2018, respectively.

2018 Employee Stock Purchase Plan

Also, in connection with the consummation of the Reverse Merger and Recapitalization, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP will be administered by our board of directors or a committee appointed by the board (the “administrator”). The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock through accumulated contributions. The 2018 ESPP permits participants to purchase shares of common stock through contributions (generally in the form of payroll deductions) of up to an amount of their eligible compensation determined by the administrator. Subject to certain other limitations or unless otherwise determined by the administrator, a participant may purchase a maximum of 2,000 shares of common stock during a purchase period. The offering periods under the 2018 ESPP will begin on such date as determined by the administrator and expire on the earliest to occur of (a) the completion of the purchase of shares on the last exercise date occurring within 27 months of the applicable enrollment date of the offering period on which the purchase right was granted, or (b) a shorter period established by the administrator prior to an enrollment date for all options to be granted on such enrollment date. Amounts deducted and accumulated by the participant are used to purchase shares of common stock on each exercise date. The purchase price of the shares will be determined by the administrator but in no event will be less than 85% of the lower of the fair market value of common stock on the enrollment date or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company.

The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the lesser of (i) 3% of the expected post-closing outstanding shares of common stock; (ii) 1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine.

As of March 31, 2019, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 1,228,237 shares of common stock available for sale and reserved for issuance as of March 31, 2019 and December 31, 2018.

2009 Equity Incentive Plan

In 2009, the Company adopted its 2009 Equity Incentive Plan (the “Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted is generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of March 31, 2019 and December 31, 2018, 33,102 and 40,707 shares were unvested amounting to $30 and $34 in accrued expenses, respectively. Effective with the Reverse Merger and Recapitalization, no additional grants will be made under the Plan.

Stock-Based Compensation

A summary of the Company’s stock option activity under the Plan and related information is as follows:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
12/31/2018	Beginning Outstanding	2,364,823	$0.90	8.12	$71,332
	Granted	-	-
	Exercised	(50,772)	0.58
	Cancelled/Expired	(269,598)	1.71
3/31/2019	Ending Outstanding	2,044,453	$0.81	7.45	$26,341
3/31/2019	Exercisable	1,163,786	$0.59	6.46	$15,250

The aggregate intrinsic value of options exercised was $7,128 and $16 for the three months ended March 31, 2019 and 2018, respectively. The total fair value of options vested was $45 and $124 for the three months ended March 31, 2019 and 2018, respectively.

The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth information relating to stock options granted:

Three Months Ended March 31,
2018
Weighted average risk-free rate	2.41%
Expected dividend yield	—
Weighted average expected life (years)	6.08
Weighted average volatility	56.78%

The Company did not grant any options during the three months ended March 31, 2019.

Compensation costs that have been included on the Company’s consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended
	March 31,	March 31,
Stock-based compensation	2019	2018
Cost of revenues	$14	$4
Sales and marketing	(25)	2
General and administrative	23	124
Research and development	(1)	19
Total stock-based compensation	$11	$149

The Company recognizes forfeitures as they occur. Unrecognized stock comp expense was $456 and $475 as of March 31, 2019 and 2018, respectively.

10. Domestic and Foreign Operations

Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of March 31, 2019 and December 31, 2018, all of the Company’s identifiable long-lived assets were in the United States. We derived over 99% of our net revenues from within the United States for the three months ended March 31, 2019 and 2018.

11. Related-Party Transactions

As consideration for the Transfer Sponsor Warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bears no interest. The Transfer Sponsor Warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note shall mature on December 26, 2019. The Transfer Sponsor Warrant Note was waived and forgiven by the noteholders on January 15, 2019.

With the Reverse Merger and Recapitalization, the Company assumed $255 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of two members of the Company’s board of directors. This balance remains outstanding and is recorded in accounts payable as of March 31, 2019.

12. Subsequent Events

The Company has evaluated subsequent events through May 15, 2019.

In 2019, our subsidiary, PhunCoin, Inc, commenced an offering of Rights pursuant to Regulation CF. On May 1, 2019, the Company closed the offering having raised $177, pursuant to which the holders of the Rights will receive an aggregate of approximately 88.7 million PhunCoin if the Token Generation Event occurs.

Through the date noted above, 1,350,033 warrants were exercised via cashless provisions that resulted in the issuance of 513,761 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “we,” “us” or “the Company” refer to Phunware. References to “management” or “management team” refer to Phunware’s officers and directors.

The following discussion and analysis of Phunware’s financial condition and results of operations should be read in conjunction with Phunware’s consolidated financial statements and the related notes to those statements presented in “Part I – Item 1. Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Phunware’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Overview

Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen as a Service (MaaS) platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Its offerings include:

●	Enterprise mobile software including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement, audience monetization, vertical solutions and cryptonetworking, MaaS software application framework that pre-integrates all of our MaaS software ingredients for use within mobile application portfolios, solutions and services;

●	Application transactions for mobile audience building, user acquisition, application discovery, audience engagement, audience monetization; and

●	Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media campaigns.

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

The following table sets forth the backlog and deferred revenue:

	Period Ended
	March 31,	December 31,
	2019	2018
	(in thousands)
Backlog	$12,943	$16,730
Deferred revenue	7,351	8,251
Total backlog and deferred revenue	$20,294	$24,981

Dollar-based Revenue Retention Rate, based on platform subscriptions and services revenue. Phunware calculated dollar-based revenue retention rate, based on platform subscriptions and services revenue, expressed as a percentage, by dividing total revenue in the current 12-month period from those customers who were customers during the prior 12-month period by total revenue from the customers in the prior 12-month period. Phunware believes that our ability to retain our customers and expand their use of our solutions over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate provides insight into the impact on current period revenue of the number of new customers acquired during the prior 12-month period, the timing of our implementation of those new customers, growth in the usage of our solutions by our existing customers and customer attrition. If our revenue retention rate for a period exceeds 100%, this means that the revenue retained during the period including expansion and upsells more than offset the revenue that we lost from customers that did not renew their contracts during the period. Our revenue retention rate may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, economic conditions or overall reductions in our customers’ spending levels.

The following table sets forth the dollar-based revenue retention rates:

	Period Ended March 31,
	2019	2018
Dollar-based revenue retention rate	98%	134%

Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are non-GAAP financial measures. Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget, and (iv) to evaluate the performance and effectiveness of operational strategies. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management.

For more information about Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA and a reconciliation of net income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), to Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA, see the section titled “Use of Non-GAAP Financial Measures.”

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Adjusted gross profit (1)	$2,723	$2,132
Adjusted gross margin (1)	51.2%	42.8%
Adjusted EBITDA (2)	$(3,204)	$(6,689)

(1)	Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. We believe that Adjusted Gross Profit and Adjusted Gross Margin provide supplemental information with respect to margin regarding ongoing performance. We define Adjusted Gross Profit as total revenue less cost of revenue, adjusted to exclude stock-based compensation and amortization of intangible assets. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of total revenue.

(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) income tax benefit (expense), (iii) depreciation, (iv) amortization, and further adjusted for (v) stock-based compensation expense. The reconciliation of net loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA for each of the periods presented is as follows. See “Use of Non-GAAP Financial Measures” below for additional information.

The following tables present a reconciliation of Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to gross profit and net loss, the most directly comparable financial measures calculated in accordance with GAAP:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Gross profit	$2,698	$2,113
Add back: Amortization of intangibles	11	15
Add back: Stock-based compensation	14	4
Adjusted gross profit	$2,723	$2,132
Adjusted gross margin	51.2%	42.8%

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(3,494)	$(7,164)
Add back: Depreciation and amortization	91	124
Add back: Interest expense	188	202
Less: Income tax benefit	-	-
EBITDA	(3,215)	(6,838)
Add Back: Stock-based compensation	11	149
Adjusted EBITDA	$(3,204)	$(6,689)

Use of Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

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

We compensate for these limitations to Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA by relying primarily on its GAAP results and using Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA only for supplemental purposes. Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of our financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

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

Revenue and Gross Profit

Platform Subscriptions and Services Revenue. Subscription revenue is derived from software license fees, which comprise subscription fees from customers licensing the Company’s Software Development Kits (SDKs), which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. The Company’s contract terms generally range from 6 to 60 months, and are non-cancelable, though customers typically have the right to terminate their contracts for cause if the Company materially fails to perform.

Subscription revenue from SDK licenses gives the customer the right to access the Company’s MaaS platform. Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue comprises of support and maintenance fees of customer applications, software updates, and technical support for application development services for a support term.

From time to time, the Company also provides professional services by outsourcing employees’ time and materials to customers.

Platform subscriptions and services gross profit is equal to subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to platform subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of Phunware’s MaaS platform are expensed in research and development. As a result, platform subscriptions and services gross profit may fluctuate from period to period.

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

Gross Margin

Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of subscriptions and services and application transactions.

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

Interest and Other Expense

Interest expense and other income (expense) include interest expense associated with our factoring financing arrangement. We also may seek to finance strategic acquisitions in the future with the proceeds from additional debt incurrences, which may have an impact on our interest expense.

Income Tax Benefit

We are subject to U.S. federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations (In thousands, except per share information)

The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018

Net revenues	$5,315	$4,980
Cost of revenues	2,617	2,867
Gross profit	2,698	2,113

Operating expenses:
Sales and marketing	724	1,919
General and administrative	3,975	4,488
Research and development	1,309	2,300
Total operating expenses	6,008	8,707
Operating loss	(3,310)	(6,594)

Other income (expense):
Interest expense	(188)	(202)
Fair value adjustment for warrant liabilities	—	(54)
Impairment of digital currencies	—	(313)
Other income (expense)	4	(1)
Total other expense	(184)	(570)
Loss before taxes	(3,494)	(7,164)
Income tax benefit (expense)	—	—
Net loss	(3,494)	(7,164)
Other comprehensive income
Cumulative translation adjustment	27	54
Comprehensive loss	$(3,467)	$(7,110)
Net loss per share, basic and diluted	$(0.12)	$(0.29)
Weighted-average shares used to compute net loss per share, basic and diluted	30,264	24,952

Comparison of Three Months Ended March 31, 2019 and 2018

Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Revenue
Platform subscriptions and services	$4,821	$4,004	$817	20.4%
Application transaction	494	976	(482)	(49.4)%
Total revenue	$5,315	$4,980	$335	6.7%
Platform subscriptions and services as a percentage of total revenue	90.7%	80.4%
Application transactions as a percentage of total revenue	9.3%	19.6%

Total revenue increased $0.3 million, or 6.7%, in the quarter ended March 31, 2019 compared to the corresponding period in 2018. Platform subscriptions and services revenue increased $0.8 million, or 20.4%, primarily driven by the fulfillment of contracts related to new customers. Application transaction revenue decreased $0.5 million, or 49.4%, due to decreased or ceased advertising campaigns.

Revenue from Fox Networks Group was 63% compared to 66% of total revenue for the quarters ended March 31, 2019 and 2018, respectively. Revenue from Houston Methodist was 13% of total revenue for the quarter ended March 31, 2019. There were no other customers that accounted for more than 10% of total revenue for the respective periods.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenue
Platform subscriptions and services	$2,508	$2,399	$109	4.5%
Application transaction	109	468	(359)	(76.7)%
Total cost of revenue	$2,617	$2,867	$(250)	(8.7)%

Gross Profit
Platform subscriptions and services	$2,313	$1,605	$708	44.1%
Application transaction	385	508	(123)	(24.2)%
Total gross profit	$2,698	$2,113	$585	27.7%

Gross Margin
Platform subscriptions and services	48.0%	40.1%
Application transaction	77.9%	52.0%
Total gross margin	50.8%	42.4%

Total gross profit increased $0.6 million, or 27.7%, in the quarter ended March 31, 2019 compared to the corresponding period of 2018 primarily attributable to lower costs associated with the development and support of the Company’s platform subscriptions and services. In the first half of 2018, the Company centralized its media purchasing team which resulted in higher application transaction margins year over year.

Operating Expenses

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$724	$1,919	$(1,195)	(62.3)%
General and administrative	3,975	4,488	(513)	(11.4)%
Research and development	1,309	2,300	(991)	(43.1)%
Total operating expenses	$6,008	$8,707	$(2,699)	(31.0)%

Sales and Marketing

Sales and marketing expense decreased $1.2 million, or (62.3%) for the quarter ended March 31, 2019 compared to the corresponding period of 2018 primarily due to $0.8 million of reduced employee compensation costs due to lower headcount. The other $0.4 million reduction is due to decreases in travel and entertainment, contract labor and marketing related activities.

General and Administrative

General and administrative expense decreased $0.5 million, or (11.4%), for the quarter ended March 31, 2019 compared to the corresponding period of 2018 primarily due to reduced employee compensation costs due to lower headcount.

Research and Development

Research and development expense decreased $1.0 million, or (43.1%) for the quarter ended March 31, 2019 compared to the corresponding period of 2018 as a result of $0.9 million decreased employee compensation costs due to lower headcount.

Other expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands)
Other expense
Interest expense	$(188)	$(202)	$14	(6.9)%
Fair value adjustment for warrant liabilities	-	(54)	54	(100.0)%
Fair value adjustment for digital currencies	-	(313)	313	(100.0)%
Other income (expense)	4	(1)	5	(500.0)%
Total other expense	$(184)	$(570)	$386	(67.7)%

Other expense decreased $386 thousand for the quarter ended March 31, 2019 compared to the corresponding period of 2018 primarily due to expenses related to the fair value adjustment for digital currencies. As of March 31, 2019, the Company did not hold any digital currencies.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(4,116)	$(3,296)	$(820)	24.9%
Net cash provided by (used in) investing activities	88	(201)	289	(143.8)%
Net cash (used in) provided by financing activities	(1,277)	3,389	(4,666)	(137.7)%

Operating Activities

The primary source of cash from operating activities is receipts from the sale of platform subscriptions and services and application transactions to customers. The primary uses of cash from operating activities are payments to employees for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, sales and marketing expenses and general operating expenses.

The Company utilized $4.1 million of cash from operating activities during the quarter ending March 31, 2019, primarily resulting from a net loss of $3.5 million, as adjusted $0.1 million for depreciation and amortization, allowance for doubtful receivables and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: ($1.4) million from a decrease in accounts payable and accrued expenses, $0.9 million from an increase in accounts receivable, ($0.2) million from a decrease in deferred revenue.

The Company utilized $3.3 million of cash from operating activities during the quarter ending March 31, 2018, primarily resulting from a net loss of $7.2 million, as adjusted for non-cash charges related to the impairment of digital currencies of $0.3 million, and other non-cash items of $0.3 million. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $1.7 million from an increase in accounts payable, $1.6 million from an increase in accounts receivable, $0.6 million from an increase in deferred revenue, and ($0.6) million from a decrease of prepaid and other accrued expenses.

Investing Activities

Investing activities for the quarter ended March 31, 2019 consisted of the sale of digital currencies received for warrant exercises. Investing activities for the quarter ended March 31, 2018 consisted of an issuance of a note receivable.

Financing Activities

Financing activities during the quarter ended March 31, 2019 consisted primarily of the proceeds from warrant exercises, and utilizations of the Company’s financing factoring agreement, as well as redemptions and dividends of the Series A convertible preferred stock. The Company utilized $1.3 million of cash from financing activities, primarily as follows: ($6.2) million from redemptions and dividend payments of Series A convertible preferred stock, ($0.8) million of net proceeds from the Company’s factoring financing agreement; offset by $5.7 million provided by warrant exercises.

Financing activities during the quarter ended March 31, 2018 consist primarily of the proceeds from common stock subscriptions and the Company’s financing factoring agreement. The Company acquired $3.4 million of cash from financing activities, primarily as follows: $2.6 million provided by common stock subscriptions, and $0.8 million provided by net proceeds from the Company’s factoring financing agreement.

The Company has a history of operating losses and negative operating cash flows. Although the Company continues to focus on growing its revenues, it expects these trends to continue into the foreseeable future. We will be required to raise additional capital through debt or equity financings or reduce operating expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured. There can be no assurance that we will be able to consummate such financings on favorable terms or at all. These conditions raise substantial doubt about our ability to continue as a “going concern”.

Off-Balance Sheet Arrangements

During the periods ended March 31, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

Indemnification Agreements

In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, solutions to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors, officers or employees.

Recent Accounting Pronouncements

Refer to Note 2, “Significant Accounting Policies” in the notes to our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.

Summary of Significant Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

With the exception of changes described within Note 2, “Significant Accounting Policies” due to the adoption of ASU No. 2014-09, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2019 for the year ended December 31, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 4. Controls and Procedures.

Limitations on Effectiveness of Controls

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Control over Financial Reporting

During the quarter covered by this Report on Form 10-Q, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective for us on January 1, 2019. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 20, 2019 for the year ended December 31, 2018, as supplemented by the information set forth below. An investment in our securities involves a high degree of risk. The risks and uncertainties described below and within our Form 10-K for the year ended December 31, 2018 are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Our financial results may be adversely affected by changes in accounting principles applicable to us.

U.S. generally accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. For example, in May 2014, the FASB issued Accounting Standards Update No. (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. We implemented this guidance in the first quarter of our fiscal year 2019. The most significant impact relates to our accounting for subscriptions to our MaaS licenses and application development services, which may potentially make revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we have to capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms.

To adopt the new standards, we may have to implement a new modules in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. Increased spending related to the new revenue standard will continue through at least the first half of 2019 and will likely increase our audit fees on an ongoing basis thereafter. Any difficulties in implementing changes in accounting pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The Company had 1,761,291 common stock warrants (the “Public Warrants”) outstanding and trading under the Nasdaq ticker symbol PHUNW as of the date of this Report. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act to register the shares of common stock underlying the Public Warrants, following the completion of the Business Combination. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50. The Public Warrants became exercisable for cash 30 days after the completion of the Business Combination. However, if any such registration statement has not been declared effective by the 90th day following the closing of the Business Combination, holders of the Public Warrants shall have the right, during the period beginning on the 91st day after the closing of the Business Combination and ending upon such registration statement being declared effective by the Securities and Exchange Commission, and during any other period when the Company shall fail to have maintained an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, the holders may exercise their Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. If an exemption from registration is not available, holders will not be able to exercise their warrants on a cashless basis.

The Company was unable to obtain an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants within 90 days from the consummation the Business Combination. As a result, until such time as there is an effective registration statement and during any period when we have failed to maintain an effective registration statement, holders may exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. As of the date of this Report, 5,139,319 Public Warrants have been exercised on a cashless basis that resulted in the issuance of 2,951,741 shares. Once the Public Warrants become exercisable  and provided that there is an effective registration statement covering the shares of common stock issuable upon exercise of the Public Warrants, the Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders.

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

Pursuant to the agreement and plan of merger, dated as of February 27, 2018 (as amended or supplemented from time to time, the “Merger Agreement”) among Stellar, Phunware and certain other parties, as amended by the first amendment to the Merger Agreement dated as of November 1, 2018, we have agreed to use commercially reasonable efforts to raise between $10 million and $100 million through a PhunCoin offering. In accordance with that obligation, in June 2018, PhunCoin Sub launched an offering to raise capital by offering investors the right to acquire PhunCoin pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. As of May 10, 2019, $1.02 million has been raised in the rights offering. We will use our commercially reasonable efforts to develop and issue PhunCoin, but there is no assurance that it will do so. If the Token Generation Event, defined as the launch of the PhunCoin Ecosystem, is not consummated or the rights offering does not result in substantial proceeds, it could have a material adverse effect on our cash position. If the Token Generation Event is not consummated, we would have to reduce our planned expenditures and/or would require additional funding from other sources in order to carry out our business plan. Also, any significant difficulties we may experience with the Token Generation Event or the development of the PhunCoin could result in claims against us and could have a material adverse effect on the holders of our common stock.

We have a concentration of sales with key customers and any substantial reduction in sales to these customers would have a material adverse effect on our results of operations and financial condition.

Revenue from Fox Networks Group  (“Fox”) was 63% compared to 66% of total revenue for the quarters ended March 31, 2019 and 2018, respectively. Revenue from Houston Methodist was 13% of total revenue for the quarter ended March 31, 2019. Fox and Houston Methodist are currently of key importance to our business, and our results of operations would be materially adversely affected if these relationships ceased or were reduced in any material respect. We cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in traffic or purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock and warrants has been, and may continue to be, volatile, and you could lose all or part of your investment.

Technology stocks have historically experienced high levels of volatility. The trading price and volume of our common stock and warrants has fluctuated, and may continue to fluctuate, substantially due to a variety of factors, including those described in this “Risk Factors” section and within our Form 10-K filed with the SEC on March 20, 2019 for year ended December 31, 2018, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock.

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

Specifically, while we cannot state with certainty what circumstances and factors are causing volatility in our stock price, such volatility may be attributable in part to the following factors:

●	the periodic trading of shares by existing holders of pre-merger shares of common stock, who are not subject to any lock-up, and therefore are able to freely trade shares of common stock on the public market free of restriction;

●	the public float was further restricted as a result of approximately 35,872,682 shares of common stock that are subject to a 180-day lockup which expires on or about June 26, 2019, which limits the trading activity and restricts the supply of freely tradeable shares on the public market;

●	the effectiveness of our registration statement, filed with the SEC on May 3, 2019 for the registration of additional shares of common stock, including those shares of common stock underlying outstanding warrants, which signals that additional dilution may result in the event that such warrants are exercised for the underlying shares;

●	short-sales and trading by public investors who may be either attempting to take advantage of the low public float or covering their short positions and, because of the low public float to date, may have had to pay relatively high price for their shares to close out their positions;

●	the cashless exercises of up to 6,900,610 in public warrants for the underlying shares of common stock, which shares may be unrestricted and available for trading immediately; and

●	the public market’s disproportionate focus on PhunCoin and other ancillary activities that are speculative in nature and separate from our core operations.

As a result of the offering covered by our registration statement filed with the SEC on May 3, 2019, the number of shares of common stock that are in the public float may increase due to shares issued upon the exercise of outstanding warrants that would be in the hands of stockholders who are not subject to lock-ups and have registered shares. This may result in a larger public market for our shares, and may normalize the trading price and reduce volatility in the stock price.

The recent volatility of the price of our stock may be attributable, in part, to the recent issuances of shares of common stock upon the cashless exercise of public warrants, which became unrestricted 91 days after the closing of the business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following list sets forth information as to all Phunware and our securities sold which were not registered under the Securities Act.

Plan-Related Issuances

During the three months ended March 31, 2019, we issued 50,772 shares of common stock pursuant to the exercise of options previously granted under the Company’s 2009 Equity Incentive Plan.  The exercise prices of the options ranged from $0.4357 to $2.3094 per share, after giving effect to the Business Combination’s exchange ratio of 0.459. Aggregate consideration to the Company for the options exercised over this period totaled approximately $24 thousand.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The Registrant believes these transactions were exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Company.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Unless otherwise noted, the exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated February 27, 2018, by and among Stellar, STLR Merger Subsidiary Inc. and Phunware, Inc (Incorporated by reference to Exhibit 2.1 of Stellar’s Form 8-K (File No. 001-37862), filed with the SEC on February 28, 2018, and also included as Annex C to the joint proxy statement/prospectus).
2.2	First Amendment to Agreement and Plan of Merger, dated November 1, 2018, by and among Stellar, Phunware, Inc. and the Holder Representative named therein (Incorporated by reference to Annex C-1 to Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.3	Certificate of Designation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K (File No. 001-37862) filed with the SEC on January 2, 2019).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)