Form 10-Q
period 2019-06-30
Phunware, Inc.
filed 2019-08-13
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4413774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd, Suite 230-S Austin, TX	78757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 512-693-4199
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of August 8, 2019, 38,966,575 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018	2
	Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION	36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

	Signatures	44

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

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except per share information)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Current assets:
Cash	$248	$844
Accounts receivable, net	3,546	3,606
Prepaid expenses and other current assets	740	272
Total current assets	4,534	4,722

Property and equipment, net	36	66
Goodwill	25,817	25,821
Intangible assets, net	378	521
Deferred tax asset – long term	64	64
Restricted Cash	—	5,500
Other assets	187	187
Total assets	$31,016	$36,881

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$9,083	$9,890
Accrued expenses	3,357	3,028
Deferred revenue	2,101	2,629
PhunCoin deposits	1,181	—
Factored receivables payable	1,775	2,434
Short term notes payable - related party	—	1,993
Total current liabilities	17,497	19,974

Convertible note payable (see Note 5)	250	—
Deferred tax liability	64	64
Deferred revenue	5,048	5,622
Deferred rent	14	17
Total liabilities	22,873	25,677

Commitments and contingencies (see Note 6)	—	—
Redeemable convertible preferred stock, $0.0001 par value (see Note 8)	—	5,377

Stockholders’ equity
Common stock, $0.0001 par value (see Note 9)	4	3
Additional paid in capital	125,854	118,062
Accumulated other comprehensive loss	(421)	(418)
Accumulated deficit	(117,294)	(111,820)
Total stockholders’ equity	8,143	5,827
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$31,016	$36,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$5,510	$14,185	$10,825	$19,165
Cost of revenues	2,722	3,069	5,339	5,936
Gross profit	2,788	11,116	5,486	13,229

Operating expenses:
Sales and marketing	665	1,414	1,389	3,332
General and administrative	3,970	3,318	7,945	7,807
Research and development	1,077	1,718	2,386	4,018
Total operating expenses	5,712	6,450	11,720	15,157
Operating (loss) income	(2,924)	4,666	(6,234)	(1,928)

Other income (expense):
Interest expense	(151)	(183)	(339)	(385)
Fair value adjustment for warrant liabilities	—	—	—	(54)
Impairment of digital currencies	—	(21)	—	(334)
Other income	13	10	17	9
Total other expense	(138)	(194)	(322)	(764)
(Loss) income before taxes	(3,062)	4,472	(6,556)	(2,692)
Income tax expense	(5)	—	(5)	—
Net (loss) income	(3,067)	4,472	(6,561)	(2,692)
Other comprehensive loss
Cumulative translation adjustment	(30)	(81)	(3)	(27)
Comprehensive (loss) income	$(3,097)	$4,391	$(6,564)	$(2,719)

Net (loss) income per share, basic	$(0.08)	$0.18	$(0.19)	$(0.11)
Net (loss) income per share, diluted	$(0.08)	$0.17	$(0.19)	$(0.11)

Weighted-average shares used to compute net (loss) income per share, basic	38,810	25,396	34,537	25,174
Weighted-average shares used to compute net (loss) income per share, diluted	38,810	26,164	34,537	25,174
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2019	—	—	38,331	$4	$125,421	$(114,227)	$(391)	$10,807
Exercise of stock options, net of vesting of restricted shares	—	—	58	—	17	—	—	17
Exercise of common stock warrants pursuant to cashless provisions	—	—	513	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	416	—	—	416
Cumulative translation adjustment	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(3,067)	—	(3,067)
Balance - June 30, 2019	—	—	38,902	4	125,854	(117,294)	(421)	8,143

Balance - December 31, 2018	6	5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Exercise of stock options, net of vesting of restricted shares	—	—	119	—	52	—	—	52
Exercise of common stock warrants for cash	—	—	617	—	6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	427	—	—	427
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	1,087	—	1,087
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(6,561)	—	(6,561)
Balance - June 30, 2019	—	—	38,902	4	125,854	(117,294)	(421)	$8,143

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2018	—	—	25,135	$3	$115,243	$(109,181)	$(293)	$5,772
Exercise of stock options, net of vesting of restricted shares	—		193		102	—	—	102
Issuance of common stock, net of issuance costs	—	—	543	—	4,770	—	—	4,770
Stock-based compensation expense	—	—	—	—	62	—	—	62
Cumulative translation adjustment	—	—	—	—	—	—	(81)	(81)
Net income	—	—	—	—	—	4,472	—	4,472
Balance - June 30, 2018	—	—	25,871	$3	$120,177	$(104,709)	$(374)	$15,097

Balance - December 31, 2017	—	—	24,559	$3	$110,265	$(102,017)	$(347)	$7,904
Exercise of stock options, net of vesting of restricted shares	—	—	226	—	127	—	—	127
Issuance of common stock, net of issuance costs	—	—	1,086	—	9,574	—	—	9,574
Stock-based compensation expense	—	—	—	—	211	—	—	211
Cumulative translation adjustment	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(2,692)	—	(2,692)
Balance - June 30, 2018	—	—	25,871	$3	$120,177	$(104,709)	$(374)	$15,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(6,561)	$(2,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30	32
Loss (gain) on sale of digital currencies	4	(10)
Bad debt expense	132	68
Amortization of acquired intangibles	143	211
Change in fair value of warrants	—	54
Impairment of digital currencies	—	334
Stock-based compensation	427	211
Changes in operating assets and liabilities:
Accounts receivable	(71)	1,505
Prepaid expenses and other assets	(99)	118
Deferred merger costs	—	(857)
Accounts payable	(807)	2,067
Accrued expenses	330	(6,504)
Warrant liability	—	450
Deferred revenue	606	(1,006)
Net cash used in operating activities	(5,866)	(6,019)
Investing activities
Proceeds received from sale of digital currencies	88	175
Payments for note receivable	—	(325)
Net cash provided by (used in) investing activities	88	(150)
Financing activities
Proceeds from convertible note	250	—
Proceeds from PhunCoin deposits	191	—
Net (repayments) proceeds from factoring agreement	(659)	521
Proceeds from common stock subscriptions, net of issuance costs	—	5,459
Proceeds from warrant exercises	6,092	—
Proceeds from exercise of options to purchase common stock	52	128
Series A convertible preferred stock redemptions and dividend payments	(6,240)	—
Net cash (used in) provided by financing activities	(314)	6,108
Effect of exchange rate on cash and restricted cash	(4)	(26)
Net decrease in cash and restricted cash	(6,096)	(87)
Cash and restricted cash at the beginning of the period	6,344	308
Cash and restricted cash at the end of the period	$248	$221
Supplemental disclosure of cash flow information
Interest paid	$361	$370
Common stock issuances from subscription payable, net of fair value convertible stock warrants issued	$—	$9,604
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc
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
Business Combination
On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants (as defined in Amendment No. 5 to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission ("SEC") on November 13, 2018) transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.
Unless otherwise noted, the financial statements, footnotes, and basic and dilutive net (loss) income per share presented give retroactive effect of the Reverse Merger and Recapitalization.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2018 was derived from the Company’s audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of June 30, 2019 and the results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim period.
Going Concern
Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40) requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
The Company has a history of operating losses and negative operating cash flows. Although the Company continues to focus on growing its revenues, it expects these trends to continue into the foreseeable future.
The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. Future plans may include utilizing existing credit lines and/or obtaining new credit lines, expanding credit lines, issuing additional equity securities, including the exercise of warrants, issuing convertible notes payable or other debt instruments and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance of these financial statements.
The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.
2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K filed with the SEC on March 20, 2019 for the year ended December 31, 2018, other than those described below.
Changes in Accounting Policies
On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09” or "ASC 606"), and have revised certain related accounting policies in connection with revenue recognition and deferred costs, as follows:
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
Platform Subscriptions and Services Revenue
The Company derives subscription revenue from software license fees, which comprise subscription fees from customers licensing the Company’s Software Development Kits (SDKs), which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. The Company’s contract terms generally range from 6 to 60 months.
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
Support and maintenance revenue comprises support fees for customer applications, software updates, and technical support for application development services for a support term. Support revenue is recognized ratably over the support term.
From time to time, the Company also provides professional services by outsourcing employees’ time and materials to customers. Such amounts are typically recorded as the services are delivered.
Application Transaction Revenue
The Company also generates revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, the Company generally recognizes revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks, or actions by users on mobile advertisements delivered, and the Company recognizes revenue at the time the user views, clicks, or otherwise acts on the ad. The Company sells ads through several offerings: cost per thousand impressions, on which advertisers are charged for each ad delivered to 1,000 consumers; cost per click, on which advertisers are charged for each ad clicked or touched on by a user; and cost per action, on which advertisers are charged each time a consumer takes a specified action, such as downloading an app. In addition, the Company generates application transaction revenue thru in-app purchases from an application on our platform.
In the normal course of business, the Company acts as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether the Company is acting as the principal or an agent in its transactions with advertisers. Control is a determining factor in assessing principal versus agent relation. The determination of whether the Company is acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. ASC 606 provides indicators of when an entity controls specified goods or services and is therefore acting as a principal. Based on the indicators of control, the Company has determined that it is the principal in all advertising arrangements because it is responsible for fulfilling the promise to provide the specified advertisements to advertising agencies or companies; establishing the selling prices of the advertisements sold; and credit risk with its advertising traffic providers. Accordingly, the Company acts as the principal in all advertising arrangements and therefore reports revenue earned and costs incurred related to these transactions on a gross basis.
The Company records deferred revenue when it receives cash payments from advertiser clients in advance of when the services are performed under the arrangements with the customer. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met.
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

Earnings (Loss) per Common Share
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Restricted shares subject to repurchase provisions relating to early exercises under the Company’s 2009 Equity Incentive Plan were excluded from basic shares outstanding.
For the three months ended June 30, 2018, diluted earnings per share was computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants and options, to the extent dilutive. For all other periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for those periods.
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
The following table sets forth the Company's concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fox Networks Group	57%	22%	59%	33%
Fetch Media, Ltd.	—%	45%	—%	33%
Houston Methodist	8%	—%	11%	—%
Cisco	—%	12%	—%	9%
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30, 2019	December 31, 2018
Fox Networks Group	46%	66%
American Made Media	15%	—%
Cash, Cash Equivalents, and Restricted Cash
The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at June 30, 2019.
As a result of the Series A Financing (defined and discussed further below), the Company had $5,500 in restricted cash as of December 31, 2018. The Company did not have any restricted cash as of June 30, 2019.
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
Accounts receivable consisted of the following:

	June 30, 2019	December 31, 2018
Accounts receivable	$6,882	$6,882
Less allowances for doubtful accounts	(3,336)	(3,276)
Balance	$3,546	$3,606
Allowance for doubtful accounts related to the Company’s litigation with Uber was $3,089 as of June 30, 2019 and December 31, 2018. (See Note 6 for more discussion on the Uber litigation.)
Long-Lived Assets
In accordance with authoritative guidance, the Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company did not recognize any impairment losses during the three and six months ended June 30, 2019 or 2018, respectively.
Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	June 30, 2019	December 31, 2018
Current deferred revenue
Platform subscriptions and services revenue	$2,008	$1,506
Application transaction revenue	93	133
PhunCoin deposits	—	990
Total current deferred revenue	$2,101	$2,629

Non-current deferred revenue
Platform subscriptions and services revenue	$5,048	$5,622
Total non-current deferred revenue	$5,048	$5,622
Total deferred revenue	$7,149	$8,251

During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, in addition to its current token, PhunCoin. As a result of this expanded dual token structure, the Company believes the economic substance and business characteristics of all previously issued PhunCoin Rights changed such that PhunCoin would be the investment vehicle in the Company's blockchain-enabled data exchange. As a result, the Company has reclassified all PhunCoin deposits from deferred revenue to a separate line item, "PhunCoin deposits," on its condensed consolidated balance sheet as of June 30, 2019.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
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
The most significant impact of the standard relates to the elimination of the requirement to have vendor specific objective evidence, or VSOE, of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement causes a significant change to the timing of revenue recognition for multiple-element arrangements with our MaaS subscriptions, application development services and related support and maintenance on the development services that lacked VSOE of fair value. Under ASC 606, we recognize the application development services at the time of delivery to our customer and recognize the license subscription and support services ratably over the term of the subscription agreements. Under ASC 605, we recognized all revenue from those arrangements ratably over the term of the subscription or support agreements. Due to the complexity of our revenue contracts, the actual revenue recognition treatment required under the new standard depends on contract-specific terms and in some instances may vary from recognition at the time of delivery. The timing of revenue recognized from professional services for our MaaS licenses, professional services, support and maintenance and hardware remains substantially unchanged.
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

The following table sets forth the cumulative impact of the adoption of the new revenue standard for select condensed consolidated balance sheet line items:

	Balance at December 31, 2018	Adjustments due to ASU 2014-09	Balance at January 1, 2019
Assets:
Prepaid expenses and other current assets	$272	$369	$641
Liabilities:
Deferred revenue short-term	$2,629	$(465)	$2,164
Deferred revenue long-term	$5,622	$(253)	$5,369
Stockholders’ deficit:
Accumulated deficit	$(111,820)	$1,087	$(110,733)

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of and for the three and six months ended June 30, 2019:

Condensed Consolidated Balance Sheet

	June 30, 2019
	As reported	Impact of Adoption	Balances Without Adoption of ASC 606
Assets:
Prepaid expenses and other current assets	$740	$(374)	$366
Liabilities:
Deferred revenue short-term	$2,101	$218	$2,319
Deferred revenue long-term	$5,048	$209	$5,257
Stockholders’ deficit:
Accumulated deficit	$(117,294)	$(801)	$(118,095)

Condensed Consolidated Statement of Operations

	Three Months Ended June 30, 2019
	As reported	Impact of Adoption	Amounts Without Adoption of ASC 606
Net revenue	$5,510	$109	$5,619
Sales and marketing	$665	$50	$715
Net loss	$(3,067)	$59	$(3,008)
Net loss per share, basic and diluted	$(0.08)	$—	$(0.08)

	Six Months Ended June 30, 2019
	As reported	Impact of Adoption	Amounts Without Adoption of ASC 606
Net revenue	$10,825	$291	$11,116
Sales and marketing	$1,389	$5	$1,394
Net loss	$(6,561)	$286	$(6,275)
Net loss per share, basic and diluted	$(0.19)	$0.01	$(0.18)

In connection with our adoption of ASC 606 on January 1, 2019, there was an increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against deferred tax assets.  No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the three and six months ended June 30, 2019, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2019 on a retrospective basis. The adoption of this guidance changed the presentation of restricted cash on the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2019. There was no impact to the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2018.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company adopted this disclosure beginning with its quarterly report on Form 10-Q for the quarter ended March 31, 2019.
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
3. Reverse Merger
On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was cancelled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The aggregate merger consideration paid pursuant to the Merger Agreement to Phunware stockholders amounted to approximately $301 million plus adjustments for cash on-hand as of the date of Closing. The merger consideration paid to Phunware stockholders was paid in the form of shares of Successor common stock. In addition, each holder of Phunware common and convertible preferred stock was entitled to elect to receive such holder’s pro rata share of up to an aggregate of 3,985,244 warrants (the “Transfer Sponsor Warrants”) to purchase shares of Successor common stock that were held by certain shareholders of Stellar. The Transfer Sponsor Warrants have the same terms as the Private Placement Warrants described in more detail in Note 9 below. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.
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
In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Reverse Merger and Recapitalization. In connection with the Series A Financing, certain Stellar shareholders transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. See Note 8 for additional discussion on the Series A Financing.

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
Under the terms of the agreement, Bay View may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility is collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables are 1.80% for the first 30 days and 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. The Company bears the risk of credit loss on the receivables. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets.
The Company's factor expense is recorded as interest expense in the condensed consolidated statement of net income (loss). Factor expense totaled $146 and $332 for the three and six months ended June 30, 2019, respectively, and $179 and $380 for the three and six months ended June 30, 2018, respectively.
The amount of factored receivables outstanding was $1,775 and $2,434 as of June 30, 2019 and December 31, 2018, respectively. There was $1,225 and $566 available for future advances as of June 30, 2019 and December 31, 2018, respectively.
5. Convertible Notes
During the second quarter of 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold and issued only to accredited investors, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.
The Notes bear ordinary interest at a rate of 7% per annum. Interest under the Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Notes is payable monthly beginning on June 30, 2021. However, at the holder’s election, interest payments may be deferred until the earlier of (i) repayment in full of all remaining unpaid principal, and (ii) conversion. The notes mature on June 3, 2024.
The Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Note will convert voluntarily upon a holder’s election, or automatically upon the occurrence of the following events: (a) the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, and (b) a registration statement is then in effect covering the disposition of the converted shares.
On June 3, 2019, the Company entered into a Note Purchase Agreement with an investor for the sale of a Note. The sale of this Note constituted an initial closing on June 3, 2019, and the Company issued a Note in the principal amount of $250. The Company may hold subsequent closings until June 2, 2020. The Company may not issue Notes under the Purchase Agreement in excess of $20 million, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes.
The balance of outstanding Notes is $250 as of June 30, 2019. Interest expense related to the Note for the three and six months ended June 30, 2019, and interest payable under the Note as of June 30, 2019 is immaterial.
6. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Newport Beach (Orange County), California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $166 and $331 for the three and six months ended June 30, 2019, respectively, and $153 and $305 for the three and six months ended June 30, 2018, respectively.
Future minimum annual lease payments as of June 30, 2019 under the Company’s operating leases are set forth as follows:

Future minimum lease obligations years ended December 31,	Lease Obligations
2019 (Remainder)	$242
2020	164
2021	119
2022	119
2023	59
Thereafter	—
Total	$703
Litigation
On September 26, 2017, we filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in our complaint and also filed a cross-complaint against us and Fetch - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or we (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). We filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, we retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. Discovery is continuing. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17 million from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. We maintain that our claims against Uber are meritorious and that Uber’s claims against us are not. However, we make no predictions on the likelihood of success of prevailing on our contract action against Uber or on the likelihood of defeating Uber’s claims against us.
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
7. PhunCoin & PhunToken
PhunCoin
In June 2018, PhunCoin, Inc., the Company’s wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D (the "Reg D Offering") as promulgated under the Securities Act of rights (the “Rights”) to acquire a security token denominated as "PhunCoin". In addition, in 2019, we commenced an offering of Rights pursuant to Regulation CF (the "Reg CF Offering").
PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. PhunCoin, Inc. plans to sell between $10 million and $100 million of the Rights, which will entitle the Rights holders to receive between approximately 8 billion and 30.5 billion of PhunCoin. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of PhunCoin at the time of issuance of the PhunCoin during the Token Generation Event (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase (early purchasers will receive a larger discount rate).

As of June 30, 2019, the Company has received aggregate cash proceeds from the Reg D Offering and Reg CF Offering of $1.2 million, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the Token Generation Event occurs. The Reg CF Offering closed May 1, 2019, while the Reg D Offering is ongoing.
The rights, privileges, and obligations of Rights holders are set forth as follows:
Issuance of PhunCoin
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch (the "Token Generation Event") of PhunCoin, Inc.’s blockchain technology enabled data exchange (the “Token Ecosystem”), or (ii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated; however, the Company believes PhunCoin, Inc. has a contractual obligation to use good faith efforts to issue PhunCoin to Rights holders under the Token Rights Agreement.
The Company currently anticipates that PhunCoin will be issued to the holders of the Rights after the one year period from when the earliest Rights were acquired by the holders (which was June 2018). Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem.
There can be no assurance as to when (or if) the Company will be able to successfully launch the Token Ecosystem. The Company is currently developing multiple aspects of the Token Ecosystem and expects that a review (beta) period will likely conclude during the third quarter of 2019. The final software readiness date of the Token Ecosystem may be adjusted based on user feedback provided in the review (beta) period and thus a specific launch date is difficult to determine at this time, as it is based on many external factors outside of our control.
Termination of the Token Rights Agreement
Termination of the Token Rights Agreement occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below), or (iii) twelve months from the date of the Token Rights Agreement with the Rights holder, which PhunCoin, Inc. may extend at its sole discretion if a Token Generation Event has not occurred. Upon termination of the Token Rights Agreement, PhunCoin, Inc. has no further obligation to the Rights holder. PhunCoin, Inc. has extended the termination date of the Token Rights Agreement.
Dissolution Event
A dissolution event occurs if there has been (i) a voluntary termination of PhunCoin, Inc.’s operations, (ii) a general assignment for the benefit of PhunCoin, Inc.’s creditors, (iii) a change of U.S. laws that makes the use or issuance of PhunCoin or the Token Generation Event impractical or unfeasible, or (iv) any other liquidation, dissolution or winding up of PhunCoin, Inc.
In the event a dissolution event occurs prior to the termination of the Token Rights Agreement, if there are any remaining proceeds from the Rights offering that have not been utilized by PhunCoin, Inc. in its operations or for the development of the PhunCoin Ecosystem, such remaining proceeds would be distributed pro rata to purchasers in the Rights offering following any distributions to holders of PhunCoin, Inc.’s capital stock or debt, if any.
No Voting Rights or Profit Share
Rights holders (and eventual PhunCoin holders) have no voting rights and are not entitled to share in the profits or residual interest of Phunware, PhunCoin, Inc. or any subsidiaries of the Company. However, PhunCoin holders will be provided fractional interests in the Token Ecosystem, including ongoing monthly PhunCoin dividends to PhunCoin holders, based on their respective pro rata ownership percentage of PhunCoin, totaling 2.5% of the monthly credits purchased by Phunware customers.
PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of June 30, 2019, the Company has not sold any Phun.
8. Series A Convertible Preferred Stock
In connection with the consummation of the Reverse Merger and Recapitalization, Phunware issued 6,000 shares to a single investor for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) with stated value of $1,000 per share. The Company deposited $5.5 million of the $6 million proceeds into a restricted escrow account in accordance with the securities purchase agreement entered into with the investor.
The shares were mandatorily redeemable in cash at the following schedule; (i) 104% of the aggregate value of three thousand (3,000) shares on the 30 day anniversary of the issuance; (ii) 104% of the aggregate value of two thousand five hundred (2,500) shares on the 60th anniversary of the original issue; and (iii) 104% of the aggregate value of five hundred (500) shares of the 90th anniversary of the original issue.
The Preferred Stock was also convertible into shares of the Company’s common stock at the option of the holder at a price of $11.50 per share, subject to adjustments for stock dividends, stock splits and other recapitalization type events and antidilutive events which would include subsequent issuances of equity or equity linked securities at prices more favorable than the conversion price of these preferred shares. Generally, the Preferred Stock does not have voting rights. The holder did not convert any of the Series A convertible preferred stock prior to the redemption dates.
On the 30-day, 60-day, and 90-day anniversaries of the issuance, the holder redeemed an aggregate of 6,000 shares of the Series A convertible preferred stock for total proceeds of $6,240, representing $6,000 original issue price and $240 of dividends. Of the proceeds paid to the holder,$5.5 million was paid from the restricted cash account, and $740 from the Company’s operating account.
In the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders. Total preferred stock authorized to be issued as of June 30, 2019 was 100,000,000, with a par value of $0.0001 per share. There were 0 and 6,000 shares of preferred stock outstanding as of June 30, 2019 and December 31, 2018, respectively.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of June 30, 2019 was 1,000,000,000, with a par value of $0.0001 per share. At June 30, 2019 and December 31, 2018, there were 38,927,776 and 27,294,164 shares outstanding, inclusive of 25,230 and 40,707 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
During fiscal year 2018, the Company completed several closings of stock financings resulting in the issuance of 1,085,096 shares for aggregate cash proceeds of $9,565, net of issuance costs.
During 2019, the Company issued an aggregate of 11,530,442 shares of common stock related to various cash and cashless (net) exercises of warrants for common stock. Cash exercises for warrants for 617,296 shares of common stock resulted in aggregate gross proceeds of approximately $6,184, of which $6,092 was received in cash, $92 was received in digital currencies. Furthermore, there were 13,975,359 warrants exercised under cashless (net) provisions resulting in the issuance of 10,913,146 shares of common stock. See further discussion regarding details of the Company’s various warrants below.
Dividends
Dividends are paid on a when-and-if-declared basis. The Company has not declared any dividends through June 30, 2019.
Warrants
A summary of the Company’s warrant activity by warrant type is as follows:

Warrant Type	Cash Exercise Price per share	Warrants/UPO's Outstanding December 31, 2018	Warrants issued for UPO exercises	Warrants/UPO’s Exercised		Warrants Outstanding June 30, 2019
				Cash	Cashless

Common stock warrant (Series D-1)	$5.54	14,866	—	—	—	14,866
Common stock warrants (Series F)	$9.22	1,085,059	—	(400,740)	(306,917)	377,402
Public Warrants (PHUNW)	$11.50	6,900,610	—	—	(5,139,319)	1,761,291
Private Placement Warrants	$11.50	10,182,060	—	(216,556)	(8,307,123)	1,658,381

Unit Purchase Options (UPOs)	$11.50	130,000	—	—	(130,000)	—
Unit Purchase Option Warrants	$11.50		116,172	—	(92,000)	24,172
Total		18,312,595	116,172	(617,296)	(13,975,359)	3,836,112
In 2012, the Company issued a warrant to purchase an aggregate of 14,866 shares of the Company’s common stock with an exercise price of $5.54 per share to a banking institution with which the Company previously had a revolving line of credit. The term of the warrant is the earlier of (i) the tenth anniversary of the date of issuance, (ii) the closing of the initial registered public offering of the Company’s common stock, or (iii) the closing of an acquisition (as defined in the warrant) where the consideration consisting of cash or publicly traded securities payable in connection with the acquisition for each share is at least three (3)times the exercise price. The Reverse Merger and Recapitalization did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. The warrant is fully vested.
In 2018, but prior to the Reverse Merger and Recapitalization, the Company issued warrants to purchase an aggregate of 1,085,059 shares of the Company’s common stock with an exercise price of $9.22 per share. The term of the warrants is the earlier of (i) the fifth anniversary of the date of issuance, (ii) an acquisition, merger, or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of Phunware and its subsidiaries, except (a) any sale of stock for capital raising purposes, (b) purpose of changing the Company’s state of incorporation, and (c) where the shareholders of Phunware immediately before such transaction retain at least a majority of the voting power immediately following such transaction; or (iii) immediately prior to an initial public offering. The Reverse Merger and Recapitalization did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. These warrants are fully vested.
The Company has common stock warrants trading under the Nasdaq ticker symbol PHUNW (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable for cash 30 days after the completion of the Reverse Merger and Recapitalization.  In addition, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants was not filed with the SEC and declared effective within 90 days from the consummation the Reverse Merger and Recapitalization, holders were entitled to exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Company was unable to have the registration statement declared effective by the 90-day deadline, although it was declared effective on May 14, 2019. As of June 30, 2019, 5,139,319 Public Warrants have been exercised on a cashless basis that resulted in the issuance of 2,951,741 shares. The Public Warrants will expire five years after the completion of the Reverse Merger and Recapitalization or earlier upon redemption or liquidation.
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
Unit Purchase Option ("UPOs")

The Company sold to the underwriters for its initial public offering in 2016 an option to purchase up to a total of 130,000 units, at an exercise price of $11.50 per unit. The units are comprised of one share of common stock and one warrant to purchase common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Reverse Merger and Recapitalization and terminating on the fifth anniversary of the Reverse Merger and Recapitalization. The units issuable upon exercise of this option are identical to those offered in the Company’s initial public offering in 2016. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the UPO and underlying ordinary shares) to exercise the unit purchase option without the payment of cash. As of June 30, 2019, all UPOs had been exercised, and 24,172 warrants related to the UPO exercise remained outstanding.
PhunCoin Warrant
In 2018, the Company issued warrants to to sixty-eight (68) stockholders to receive an aggregate of approximately 27.4 billion PhunCoin. Should the Company complete a Token Generation Event, the stockholders would receive their requisite amount of PhunCoin. The Company believes there is no traditional “exercise period” or ‘term” as with other typical embedded features, and the PhunCoin warrants were originally issued in conjunction with the Company’s Series F Preferred Stock financing. The PhunCoin warrants lack characteristics of financial instruments and derivatives. In addition, the PhunCoin warrants do not obligate the Company to achieve the Token Generation Event or launch and distribute PhunCoin to the warrantholders.  At the time of the PhunCoin warrant issuance, there was no market for PhunCoin, and they did not exist. Accordingly, the Company determined there was no value assigned to the PhunCoin warrants issued to the stockholders. As of June 30, 2019, no PhunCoin had been issued to the PhunCoin warrantholders.
10. Stock-Based Compensation
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Reverse Merger and Recapitalization, are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us. As of June 30, 2019, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,954,306.
During the second quarter of 2019, we granted 620,363 restricted stock units to employees and 45,000 restricted stock units to non-employee directors, each with a grant date fair value of $7.34 per share. The awards granted to team members vest over eighteen months in three equal installments on May 18, 2020, August 18, 2020, and November 18, 2020, respectively, and are subject to service conditions. The awards granted to non-employee directors vest in two equal installments on July 1, 2019 and December 26, 2019, respectively, and are subject to service conditions.
A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	665,363	7.34
Released	—	—
Forfeited	—	—
Outstanding as of June 30, 2019	665,363	$7.34
The 2018 Plan had 2,403,321 and 2,729,416 shares of common stock reserved for issuance as of June 30, 2019 and December 31, 2018, respectively.
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
The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the lesser of (i) 3% of the expected post-closing outstanding shares of common stock; (ii)1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine.
As of June 30, 2019, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of June 30, 2019 and December 31, 2018.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of June 30, 2019 and December 31, 2018, 25,230 and 40,707 shares were unvested amounting to $17 and $34 in accrued expenses, respectively. Effective with the Reverse Merger and Recapitalization, no additional grants will be made under the Plan.
A summary of the Company’s stock option activity under the Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,364,823	$0.90	8.12	$71,332
Granted	—	—
Released	(106,397)	0.68
Forfeited	(329,350)	1.69
Outstanding as of June 30, 2019	1,929,076	$0.78	7.07	$4,492
Exercisable as of June 30, 2019	1,258,784	$0.67	6.31	$3,067
For the six months ended June 30, 2019, the aggregate intrinsic value of options exercised was $7,324 and the total fair value of options vested was $229.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth information relating to stock options granted:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Weighted average risk-free rate	2.75%	2.51%
Expected dividend yield	—	—
Weighted average expected life (years)	6.08	6.08
Weighted average volatility	56.87%	56.87%
The Company did not grant any options during the three and six months ended June 30, 2019.
Stock-Based Compensation
Compensation costs that have been included on the Company’s consolidated statements of operations and comprehensive income (loss) for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2019	2018	2019	2018
Cost of revenues	$24	$14	$38	$18
Sales and marketing	9	13	(16)	15
General and administrative	349	27	372	151
Research and development	34	8	33	27
Total stock-based compensation	$416	$62	$427	$211
The Company recognizes forfeitures as they occur. As of June 30, 2019, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $4.5 million. The weighted-average remaining recognition period over which these costs will be amortized was approximately 1.3 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $334, as of June 30, 2019.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of June 30, 2019 and December 31, 2018, all of the Company’s identifiable long-lived assets were in the United States.

We derived over 99% of our net revenues from within the United States for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company derived 45% and 33% of its net revenues from outside the United States, respectively.
12. Related-Party Transactions
As consideration for the Transfer Sponsor Warrants transferred to Phunware shareholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest. The Transfer Sponsor Warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note was to mature on December 26, 2019. The Transfer Sponsor Warrant Note was waived and forgiven by the noteholders on January 15, 2019.
With the Reverse Merger and Recapitalization, the Company assumed $255 in payables from Stellar to Nautilus Energy Management Corporation, an affiliate of two members of the Company’s board of directors. This balance remains outstanding and is recorded in accounts payable as of June 30, 2019.
13. Subsequent Events
The Company has evaluated subsequent events through August 8, 2019.
On July 16, 2019, the Company entered into a lease agreement with BRE CA Office Owner, LLC for new office space in Irvine, California, for the lease of approximately 8,687 rentable square feet located at 16845 Von Karman Avenue (the “Lease”). The Lease commences on November 1, 2019, and terminates on March 31, 2025, subject to one five-year renewal option. Under the Lease, the Company will pay monthly rent of approximately $354 per year for the first year, with such rent increasing by a specified amount every year thereafter. The Lease also obligates the Company to pay its proportionate share of certain cost increases incurred by the landlord. The Company may receive certain abatements subject to the terms and conditions of the Lease. The Company is also obligated to pay a security deposit of approximately $118.
Future minimum annual lease payments under the Lease are as follows:

Future minimum lease obligation under the Lease for the years ended December 31,	Lease Obligation
2019	$30
2020	326
2021	336
2022	346
2023	356
Thereafter	502
Total	$1,896

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this section to “we,” “us,” "our," or “the Company” refer to Phunware. References to “management” or “management team” refer to Phunware’s officers and directors.
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
Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
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

•
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

•	Application transactions for mobile audience building, user acquisition, application discovery, audience engagement, audience monetization; and

•	Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media campaigns.
Additionally, we plan to launch PhunCoin and Phun, blockchain-powered tokens, and our associated Token Ecosystem which will enable consumers, brands and application developers to transact directly and create a value-based and voluntary data exchange.
We intend to continue investing for long-term growth. We have invested and expect to continue investing in expanding our ability to market, sell and provide our current and future products and services to customers globally. We also expect to continue investing in the development and improvement of new and existing products and services to address customers' needs. We currently do not expect to be profitable in the near future.
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
The following table sets forth the backlog and deferred revenue:

	Period Ended
	June 30, 2019	December 31, 2018
	(in thousands)
Backlog	$11,352	$16,730
Deferred revenue	7,149	8,251
Total backlog and deferred revenue	$18,501	$24,981

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
The following table sets forth the dollar-based revenue retention rates:

	Period Ended June 30,
	2019	2018
Dollar-based revenue retention rate	89%	132%
Non-GAAP Financial Measures
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are non-GAAP financial measures. Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget, and (iv) to evaluate the performance and effectiveness of operational strategies. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management.
For more information about Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA and a reconciliation of net revenues, gross profit and net income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), to Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA, see the section titled “Use of Non-GAAP Financial Measures.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted net revenues (1)	$5,510	$5,757	$10,825	$10,737
Adjusted gross profit (2)	2,822	2,715	5,545	4,847
Adjusted gross margin (2)	51.2%	47.2%	51.2%	45.1%
Adjusted EBITDA (3)	$(2,411)	$(3,593)	$(5,615)	$(10,282)

(1)
Adjusted Net Revenues is a non-GAAP financial measure. We believe that Adjusted Net Revenues provides helpful information for management and investors regarding past performance and future results. We define Adjusted Net Revenues by excluding items from net revenues that are one-time in nature including, but not limited to, forfeited customer deposits and contract settlements.

(2)
Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. We believe that Adjusted Gross Profit and Adjusted Gross Margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define Adjusted Gross Profit as net revenues less cost of revenue, adjusted to exclude one-time revenue adjustments, stock-based compensation and amortization of intangible assets. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of Adjusted Net Revenues.

(3)
Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) one-time revenue adjustments, and (vi) stock-based compensation expense.

The following tables present a reconciliation of Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to net revenues, gross profit and net income (loss), the most directly comparable financial measures calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net revenues	$5,510	$14,185	$10,825	$19,165
Less: One-time revenue adjustments	—	(8,428)	—	(8,428)
Adjusted net revenues	$5,510	$5,757	$10,825	$10,737

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gross profit	$2,788	$11,116	$5,486	$13,229
Less: One-time revenue adjustments	—	(8,428)	—	(8,428)
Add back: Amortization of intangibles	10	13	21	28
Add back: Stock-based compensation	24	14	38	18
Adjusted gross profit	$2,822	$2,715	$5,545	$4,847
Adjusted gross margin	51.2%	47.2%	51.2%	45.1%

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net (loss) income	$(3,067)	$4,472	$(6,561)	$(2,692)
Add back: Depreciation and amortization	84	118	175	242
Add back: Interest expense	151	183	339	385
Add back: Income tax expense	5	—	5	—
EBITDA	(2,827)	4,773	(6,042)	(2,065)
Less: One-time revenue adjustments	—	(8,428)	—	(8,428)
Add Back: Stock-based compensation	416	62	427	211
Adjusted EBITDA	$(2,411)	$(3,593)	$(5,615)	$(10,282)
Use of Non-GAAP Financial Measures
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net revenue or net income (loss), as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin

and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

•
Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating its ongoing operating performance for a particular period;

•
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations, and;

•
other companies in our industry may calculate Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations to Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA by relying primarily on GAAP results and using Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA only for supplemental purposes. Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of our financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.
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
Interest and Other Expense
Interest expense and other income (expense) include interest expense associated with our factoring financing arrangement. We also may seek financing arrangements (including our convertible notes) in the future with the proceeds from additional debt incurrences, which may have an impact on our interest expense.
Income Tax Benefit
We are subject to U.S. federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations (In thousands, except per share information)
The following tables set forth our condensed consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenues	$5,510	$14,185	$10,825	$19,165
Cost of revenues	2,722	3,069	5,339	5,936
Gross profit	2,788	11,116	5,486	13,229

Operating expenses:
Sales and marketing	665	1,414	1,389	3,332
General and administrative	3,970	3,318	7,945	7,807
Research and development	1,077	1,718	2,386	4,018
Total operating expenses	5,712	6,450	11,720	15,157
Operating (loss) income	(2,924)	4,666	(6,234)	(1,928)

Other income (expense):
Interest expense	(151)	(183)	(339)	(385)
Fair value adjustment for warrant liabilities	—	—	—	(54)
Impairment of digital currencies	—	(21)	—	(334)
Other income	13	10	17	9
Total other expense	(138)	(194)	(322)	(764)
(Loss) income before taxes	(3,062)	4,472	(6,556)	(2,692)
Income tax expense	(5)	—	(5)	—
Net (loss) income	(3,067)	4,472	(6,561)	(2,692)
Other comprehensive (loss) income
Cumulative translation adjustment	(30)	(81)	(3)	(27)
Comprehensive (loss) income	$(3,097)	$4,391	$(6,564)	$(2,719)

Net (loss) income per share, basic	$(0.08)	$0.18	$(0.19)	$(0.11)
Net (loss) income per share, diluted	$(0.08)	$0.17	$(0.19)	$(0.11)

Weighted-average shares used to compute net (loss) income per share, basic	38,810	25,396	34,537	25,174
Weighted-average shares used to compute net (loss) income per share, diluted	38,810	26,164	34,537	25,174

Comparison of three and six months ended June 30, 2019 and 2018
Net Revenues

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$5,092	$6,448	$(1,356)	(21.0)%
Application transaction	418	7,737	(7,319)	(94.6)%
Net revenues	$5,510	$14,185	$(8,675)	(61.2)%
Platform subscriptions and services as a percentage of net revenues	92.4%	45.5%
Application transactions as a percentage of net revenues	7.6%	54.5%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$9,913	$10,452	$(539)	(5.2)%
Application transaction	912	8,713	(7,801)	(89.5)%
Net revenues	$10,825	$19,165	$(8,340)	(43.5)%
Platform subscriptions and services as a percentage of net revenues	91.6%	54.5%
Application transactions as a percentage of net revenues	8.4%	45.5%

Net revenues decreased $8.7 million, or (61.2)%, for the three months ended June 30, 2019 compared to the corresponding period in 2018. Platform subscriptions and services revenue decreased $1.4 million, or (21.0)%, primarily because the Company recorded revenue in the corresponding period of 2018 related to two one-time items: $1.6 million related to a partner arrangement, and $0.5 million related to a customer contract settlement. The decrease was partially offset by the fulfillment of contracts related to new and existing customers. Application transaction revenue decreased $7.3 million, or (94.6)%, for the three months ended June 30, 2019, compared to the corresponding period in 2018, primarily because in the corresponding period in 2018, an application transaction partner released the Company from a liability of $6.3 million (which the Company then recorded as revenue), and various decreased or ceased advertising campaigns.
Net revenues decreased $8.3 million, or (43.5)%, for the six months ended June 30, 2019 compared to the corresponding period in 2018 . Platform subscriptions and services revenue decreased $0.5 million, or (5.2)%, primarily because, as discussed above, the Company recorded revenue in the corresponding period in 2018 related to two one-time items: $1.6 million related to a partner arrangement, and $0.5 million related to a customer contract settlement. The decreases for the six months ended June 30, 2019 were mostly offset by an increase of $1.6 million related to the fulfillment of contracts related to new and existing customers. Application transaction revenue decreased $7.8 million, or (89.5)%, six months ended June 30, 2019, compared to the corresponding period in 2018, primarily because in the corresponding period in 2018, an application transaction partner released the Company from a liability of $6.3 million (which the Company then recorded as revenue), and various decreased or ceased advertising campaigns.
The Company has a concentration of net revenues with key customers. See Note 2, the section titled, "Concentrations of Credit Risk."
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$2,600	$2,369	$231	9.8%
Application transaction	122	700	(578)	(82.6)%
Total cost of revenues	$2,722	$3,069	$(347)	(11.3)%

Gross Profit
Platform subscriptions and services	2,492	$4,079	$(1,587)	(38.9)%
Application transaction	296	7,037	(6,741)	(95.8)%
Total gross profit	$2,788	$11,116	$(8,328)	(74.9)%

Gross Margin
Platform subscriptions and services	48.9%	63.3%
Application transaction	70.8%	91.0%
Total gross margin	50.6%	78.4%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$5,108	$4,768	$340	7.1%
Application transaction	231	1,168	(937)	(80.2)%
Total cost of revenues	$5,339	$5,936	$(597)	(10.1)%

Gross Profit
Platform subscriptions and services	$4,805	$5,684	$(879)	(15.5)%
Application transaction	681	7,545	(6,864)	(91.0)%
Total gross profit	$5,486	$13,229	$(7,743)	(58.5)%

Gross Margin
Platform subscriptions and services	48.5%	54.4%
Application transaction	74.7%	86.6%
Total gross margin	50.7%	69.0%
Total gross profit decreased $8.3 million, or (74.9)%, for the three months ended June 30, 2019 compared to the corresponding period of 2018, primarily due to the one-time revenue items described above.
Total gross profit decreased $7.7 million, or (58.5)%, for the six months ended June 30, 2019 compared to the corresponding period of 2018, primarily due to the one-time revenue items described above, offset by a decrease in cost of media related to ceased or decreased advertising campaigns.

Operating Expenses

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$665	$1,414	$(749)	(53.0)%
General and administrative	3,970	3,318	652	19.7%
Research and development	1,077	1,718	(641)	(37.3)%
Total operating expenses	$5,712	$6,450	$(738)	(11.4)%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$1,389	$3,332	$(1,943)	(58.3)%
General and administrative	7,945	7,807	138	1.8%
Research and development	2,386	4,018	(1,632)	(40.6)%
Total operating expenses	$11,720	$15,157	$(3,437)	(22.7)%

Sales and Marketing
Sales and marketing expense decreased $0.7 million, or (53.0)% and $1.9 million, or (58.3)% for the three and six months ended June 30, 2019, respectively, compared to the corresponding period of 2018, primarily due to reduced employee compensation costs due to lower headcount.
General and Administrative
General and administrative expense increased $0.7 million, or 19.7% and $0.1 million, or 1.8% for the three and six months ended June 30, 2019, respectively, compared to the corresponding period of 2018, primarily due to increase in stock-based compensation expense from awards granted during 2019 and other professional costs of going public such as auditing, legal and insurance.
Research and Development
Research and development expense decreased $0.6 million, or (37.3)% and $1.6 million, or (40.6)% for the three and six months ended June 30, 2019, respectively, compared to the corresponding period of 2018, primarily due to reduced employee compensation costs due to lower headcount.
Other expense

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Other expense
Interest expense	$(151)	$(183)	$32	(17.5)%
Fair value adjustment for warrant liabilities	—	—	—	—%
Impairment of digital currencies	—	(21)	21	(100.0)%
Other income	13	10	3	30.0%
Total other expense	$(138)	$(194)	$56	(28.9)%

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(in thousands)
Other expense
Interest expense	$(339)	$(385)	$46	(11.9)%
Fair value adjustment for warrant liabilities	—	(54)	54	(100.0)%
Impairment of digital currencies	—	(334)	334	(100.0)%
Other income	17	9	8	88.9%
Total other expense	$(322)	$(764)	$442	(57.9)%
Other expense decreased $56 thousand for the three months ended June 30, 2019 compared to the corresponding period of 2018 primarily due to a decrease in factoring expense. Other expense decreased $442 thousand for the six months ended June 30, 2019 compared to the corresponding period of 2018, primarily due to expenses related to the impairment of digital currencies. As of June 30, 2019, the Company did not hold any digital currencies.
Liquidity and Capital Resources
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(5,866)	$(6,019)	$153	(2.5)%
Net cash provided by (used in) investing activities	88	(150)	238	(158.7)%
Net cash (used in) provided by financing activities	(314)	6,108	(6,422)	(105.1)%

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
The Company utilized $5.9 million of cash from operating activities during the six months ended June 30, 2019, primarily resulting from a net loss of $6.6 million, as adjusted $0.1 million for depreciation and amortization, $0.1 million for allowance for doubtful receivables and $0.4 million for stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $(0.8) million from a decrease in accounts payable, $0.3 million from an increase in accrued expenses, and $0.6 million from an increase in deferred revenue.
The Company utilized $6.0 million of cash from operating activities during the six months ended June 30, 2018, primarily resulting from a net loss of $2.7 million, as adjusted for non-cash charges related to the impairment of digital currencies of $0.3 million, $0.2 million for depreciation and amortization, $0.1 million for change in fair value of warrants, $0.2 million for stock-based compensation and $0.1 million for allowance for doubtful receivables. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $2.1 million from an increase in accounts payable and $(6.5) million from a decrease in accrued expenses, $1.5 million from an increase in accounts receivable, $(1.0) million from a decrease in deferred revenue, $0.5 million from an increase in warrant liability, $0.1 million from an increase in prepaid expenses and other assets and $(0.9) million from a decrease of deferred merger cost.
Investing Activities
Investing activities for the six months ended June 30, 2019 consisted of the sale of digital currencies received for warrant exercises. Investing activities for the six months ended June 30, 2018 consisted of an issuance of a note receivable and sale of digital currencies.
Financing Activities
Financing activities during the six months ended June 30, 2019 consisted primarily of the proceeds from warrant exercises, and utilizations of the Company’s financing factoring agreement, as well as redemptions and dividends of the Series A convertible preferred stock. The Company utilized $0.3 million of cash from financing activities, primarily as follows: $(6.2) million from redemptions and dividend payments of Series A convertible preferred stock, $(0.7) million of repayments from the Company’s factoring financing agreement; offset by $6.1 million provided by warrant exercise, $0.3 million provided from convertible notes borrowings and $0.2 million from PhunCoin deposits.
Financing activities during the six months ended June 30, 2018 consisted primarily of the proceeds from common stock subscriptions and the Company’s financing factoring agreement. The Company acquired $6.1 million of cash from financing activities, primarily as follows: $5.5 million provided by common stock subscriptions, $0.5 million provided by net proceeds from the Company’s factoring financing agreement, and $0.1 million provided from exercises of stock options.
The Company has a history of operating losses and negative operating cash flows. Although the Company continues to focus on growing its revenues, it expects these trends to continue into the foreseeable future. We will be required to raise additional capital through debt or equity financings or reduce operating expenses. Despite a history of successfully implementing similar plans to alleviate adverse financial conditions, these sources of working capital are not currently assured. There can be no assurance that we will be able to consummate such financings on favorable terms or at all. These conditions raise substantial doubt about our ability to continue as a “going concern”.
Off-Balance Sheet Arrangements
During the periods ended June 30, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Changes in Internal Control over Financial Reporting
During the six months ended covered by this Report on Form 10-Q, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective for us on January 1, 2019. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 26, 2017, we filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in our complaint and also filed a cross-complaint against us and Fetch - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or we (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). We filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, we retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. Discovery is continuing. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17 million from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. We maintain that our claims against Uber are meritorious and that Uber’s claims against us are not. However, we make no predictions on the likelihood of success of prevailing on our contract action against Uber or on the likelihood of defeating Uber’s claims against us.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 20, 2019 for the year ended December 31, 2018, as supplemented by the "Risk Factors" section in our prospectus filed with the SEC on May 14, 2019 and the information set forth below. An investment in our securities involves a high degree of risk. The risks and uncertainties described below and within our Form 10-K for the year ended December 31, 2018 and the prospectus are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
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
To adopt the new standards, we may have to implement new modules in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. Increased spending related to the new revenue standard will continue through at least the first half of 2019 and will likely increase our audit fees on an ongoing basis thereafter. Any difficulties in implementing changes in accounting pronouncements or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations.
Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include, without limitation:

•	changes in spending on subscriptions, services and application transactions media offerings and services by our current or prospective customers;

•	pricing our technology offerings and services effectively so that we are able to attract and retain customers without compromising our operating results;

•	one-time, non-recurring revenue generating events.
There has been limited precedent set for financial accounting of digital assets. It is unclear how the Company will be required to account for digital assets transactions in the future.
There has been limited precedent set for the financial accounting of digital assets, including accounting for the issuance of our digital assets, PhunCoin and Phun. It is unclear how the Company will be required to account for issuances of its own digital assets and the digital assets it holds on its balance sheet. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account, including PhunCoin and Phun, to the detriment of the Company's investors.
We intend to raise additional capital to fund a Token Generation Event, pursuant to a Rule 506(c) of Regulation D offering by our wholly-owned subsidiary, PhunCoin, Inc., of rights to receive future PhunCoin. We further intend for our wholly-owned subsidiary, Phun Token International, to sell Phun. There can be no assurance that PhunCoin or Phun will ever be issued and, any significant difficulties we, PhunCoin, Inc., or Phun Token International may experience with the offerings of PhunCoin or Phun could result in claims against us. Additionally, the Token Generation Event and the offerings of PhunCoin and Phun could subject us to various other business and regulatory uncertainties.
In June 2018, PhunCoin, Inc. launched an offering to raise capital by offering investors the right to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of August 1, 2019, a total of $1.2 million has been raised in both Rights offerings.
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, by its wholly owned subsidiary, Phun Token International, which enables consumers to participate in our blockchain-enabled data exchange and mobile loyalty ecosystem. As of June 30, 2019, no Phun has been sold.
We will use our commercially reasonable efforts to cause PhunCoin, Inc. and Phun Token International to develop and issue PhunCoin and Phun, but there is no assurance that such efforts will be successful. If the Token Generation Event, defined as the launch of the Token Ecosystem, is not consummated or the Rights offerings of PhunCoin or sales of Phun do not result in substantial proceeds, it could have a material adverse effect on our cash position. If the Token Generation Event is not consummated or Phun is not adopted commercially, we would have to reduce our planned expenditures and/or would require additional funding from other sources in order to carry out our business plan. Also, any significant difficulties we may experience with the Token Generation Event or the development of PhunCoin or Phun could result in claims against us and could have a material adverse effect on the Company and its stockholders.

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have a material adverse effect on PhunCoin, Inc.'s and Phun Token International's business plans, which would have a material adverse effect on the Company and its stockholders.
The growth of the blockchain industry in general, as well as the networks on which PhunCoin will rely to consummate the Token Generation Event, is subject to a high degree of uncertainty. The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans to launch and maintain PhunCoin and Phun. For example, given the regulatory complexity with respect to cryptocurrency and related digital assets, complying with such regulations, which could change in the future or be subject to new interpretations, could have a material and adverse effect on our ability to develop, launch and continue to operate PhunCoin, Phun and the Token Ecosystem. In addition, the tax and accounting consequences to us of the Token Generation Event, PhunCoin and Phun are uncertain, which could lead to incorrect reporting, classification or liabilities. If the Token Generation Event occurs and PhunCoin and Phun are developed, the structural foundation of PhunCoin and Phun, and the software applications and other interfaces or applications upon which PhunCoin, Phun and the Token Ecosystem rely or on which PhunCoin, Phun and the Token Ecosystem may rely in the future, are and will be unproven. There can be no assurances that PhunCoin or Phun will be fully secure, which may result in impermissible transfers, a complete loss of users’ PhunCoin or Phun on the Token Ecosystem, or an unwillingness of users to access, adopt and utilize PhunCoin or Phun, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin or Phun may materially and adversely affect our business.

Because PhunCoin and Phun will be digital assets built and transacted initially on top of Stellar, an existing blockchain technology, Phunware is reliant on another blockchain network, and users are subject to the risk of wallet incompatibility and blockchain protocol risks.
We have decided to initially use the Stellar blockchain as the underlying blockchain technology to create the Token Ecosystem, although we may choose another blockchain technology in the future. Reliance upon another blockchain technology subjects us and the Token Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the Stellar blockchain protocol, which may cause PhunCoin or Phun to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the network.

The Token Ecosystem is designed to distribute PhunCoin and Phun to consumers in exchange for their agreement to provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.

We utilize a substantial amount of electronic information. This includes transaction information and sensitive personal information of the users of the Token Ecosystem. The service providers used by us, may also use, store, and transmit such information. While we intend to implement detailed cybersecurity policies and procedures and an incident response plan designed to protect such information and prevent data loss and security breaches, there can be no assurances that such policies and procedures will be effective.

There can be no assurances that PhunCoin, Phun or a user’s data will be fully secure, which may result in impermissible transfer, a complete loss of users’ PhunCoin, Phun or data on the Token Ecosystem, and an unwillingness of users to access, adopt and utilize PhunCoin and Phun, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin, Phun or users’ data may materially and adversely affect PhunCoin, Phun and the Token Ecosystem. There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the Token Ecosystem’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Token Ecosystem, PhunCoin and Phun. We may be compelled to disclose personal information about a user or users of the Token Ecosystem to federal or state government regulators or taxation authorities.  Accordingly, certain information concerning users may be shared outside Phunware.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, and offerings of digital assets and utility tokens such as PhunCoin and Phun is uncertain, and new regulations or policies may materially adversely affect the development and the value of PhunCoin and Phun.

Regulation of digital assets, like PhunCoin and Phun, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. For example, Phun will only be initially available to residents outside of the United States and Canada.
Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with PhunCoin or Phun could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of Phunware to cause its subsidiaries to maintain PhunCoin or Phun, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.
We have a concentration of sales with key customers and any substantial reduction in sales to these customers would have a material adverse effect on our results of operations and financial condition.
Revenue from Fox Networks Group  (“Fox”) was 57% and 59% of total revenue for the three and six months ended June 30, 2019, respectively. Revenue from Houston Methodist was 8% and 11% of total revenue for the three and six months ended June 30, 2019, respectively. Fox and Houston Methodist are currently of key importance to our business, and our results of operations would be materially adversely affected if these relationships ceased or were reduced in any material respect. We cannot guarantee that the volume of sales will remain consistent going forward. Any substantial change in purchasing decisions by these customers, whether due to actions by our competitors, industry factors or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
Current and future litigation could adversely affect us.
We, along with the Company’s Chief Executive Officer, are parties to the legal proceedings with Uber described in Item 1 of Part 2 of this Quarterly Report on Form 10-Q. We, along with our officers and directors, may also become subject to other legal proceedings in our ordinary course of business. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty, or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, and require an inordinate amount of our management’s time and attention. Moreover, an adverse ruling in respect of the Uber or any other litigation could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results.
Our recent reduction in workforce may prevent us from executing initiatives to improve the performance of our business effectively or at all.
We have been and are currently implementing certain initiatives to improve the performance of our business, and our recent reduction in workforce could prevent us from engaging in certain initiatives we had previously considered, and could prevent us from executing such initiatives effectively. On April 12, 2019, we reduced our workforce by 23 persons, or approximately 15%. The reduction in our workforce could prevent us from engaging in certain initiatives to improve the performance of our business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.
We require significant additional capital funding and such capital may not be available to us.

We expect that our operating expenses will be higher than our net revenues for the foreseeable future, we currently lack sufficient working capital and we do not currently have financing available to pay all liabilities as they are scheduled to come due in the next twelve months. We are working on several contingency plans within our control to conserve existing liquidity through the reduction of discretionary expenses. We are also exploring various alternatives including debt and equity financing vehicles, alternative offerings, and strategic partnerships.

Our cash requirements relate primarily to our current negative working capital balance plus working capital needed to operate and grow our business, including funding operating expenses and continued development and expansion of our products and services. We are currently unable to fund our operations without additional external financing and therefore cannot sustain future operations. As such, we may be required to delay, reduce and/or cease our operations and/or seek bankruptcy protection. Although we have successfully raised funds from investors in the past, no assurances can be made that we will be able to obtain sufficient additional capital to satisfy the current negative working capital balances and future operations. Furthermore, if adequate additional funds are not available, we will be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including potential additional acquisitions or internally-developed businesses, which could seriously harm our business and operating results.
     Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt securities issued could also impose significant restrictions on our operations. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Our warrants may and have been exercised on a cashless basis. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.
Our subsidiary, PhunCoin, Inc., launched an offering to raise capital in 2018 by offering investors Rights to acquire PhunCoin. During the second quarter of 2019, Phunware’s board of directors authorized the issuance of $20 million of convertible promissory notes. As of June 30, 2019, $1.2 million had been raised in the PhunCoin Rights offerings and $250 thousand in convertible notes had been issued. There can be no assurance that the Company will be able to obtain additional funding via these capital raises or at all, and there can be no assurances that the Company will be able to obtain additional funding on satisfactory terms.
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
Specifically, while we cannot state with certainty what circumstances and factors are causing volatility in our stock price, such volatility may be attributable in part to the following factors:

•
the periodic trading of shares by existing holders of pre-merger shares of common stock, who were not subject to any lock-up, and therefore are able to freely trade shares of common stock on the public market free of restriction;

•	the lock-up of 180-days expired on June 26, 2019, which may have increased the trading activity and the supply of freely tradeable shares on the public market;

•
the effectiveness of our registration statement, filed with the SEC on May 3, 2019 for the registration of additional shares of common stock, including those shares of common stock underlying outstanding warrants, which signaled that additional dilution may result in the event that such warrants are or were exercised for the underlying shares;

•
short-sales and trading by public investors who may be either attempting to take advantage of the low public float or covering their short positions and, because of the low public float at times, may have had to pay relatively high prices for their shares to close out their positions;

•	the cashless exercises of up to 6,900,610 in public warrants for the underlying shares of common stock, which shares may be unrestricted and available for trading immediately; and

•	the public market’s disproportionate focus on PhunCoin, Phun, and other ancillary activities that are speculative in nature and separate from our core operations.
As a result of the offering covered by the Registration Statement on Form S-1 (as amended), which was declared effective on May 14, 2019, the number of shares of common stock that are in the public float increased due to shares issued upon the exercise of outstanding warrants. Such shares, which are now registered are in the hands of stockholders who are not subject to lock-ups. This resulted in a larger public market for our shares, and may or may not normalize the trading price and reduce volatility in the stock price.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following list sets forth information as to all Phunware securities sold which were not registered under the Securities Act.
Plan-Related Issuances
During the six months ended June 30, 2019, we issued 106,397 shares of common stock pursuant to the exercise of options previously granted under the Company’s 2009 Equity Incentive Plan.  The exercise prices of the options ranged from $0.4357 to $2.3094 per share, after giving effect to the Reverse Merger and Recapitalization’s exchange ratio of 0.459. Aggregate consideration to the Company for the options exercised over this period totaled approximately $72 thousand.
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On July 16, 2019, the Company entered into a lease agreement with BRE CA Office Owner, LLC for new office space in Irvine, California, for the lease of approximately 8,687 rentable square feet located at 16845 Von Karman Avenue (the “Lease”). The Lease commences on November 1, 2019, and terminates on March 31, 2025, subject to one five-year renewal option. Under the Lease, the Company will pay monthly rent of approximately $354 thousand per year for the first year, with such rent increasing by a specified amount every year thereafter. The Lease also obligates the Company to pay its proportionate share of certain cost increases incurred by the landlord. The Company may receive certain abatements subject to the terms and conditions of the Lease. The Company is also obligated to pay a security deposit of approximately $118 thousand. Future minimum lease payments are set forth in Note 13 in the notes to the condensed consolidated financial statements.
The foregoing description and the description set forth in Note 13 in the notes to the condensed consolidated financial statements of the Lease is only a summary, and is qualified in its entirety by reference to the complete terms and conditions of the Lease, which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.3	Certificate of Designation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K (File No. 001-37862) filed with the SEC on January 2, 2019).
4.1	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019.
10.1	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019.
10.2	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019.
10.3*	Standard office lease dated July 16, 2019, between the Company and BRE CA Office Owner, LLC.
10.4*	Lease agreement dated October 1, 2014, between the Company and Promontory Associates, GP.
10.5*	Lease agreement and first amendment thereto dated March 2013 and May 18, 2018, respectively, between the Company and 3050 Biscayne Properties, LLC.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

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

August 13, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)