Form 10-Q
period 2019-09-30
Phunware, Inc.
filed 2019-11-14
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4413774
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd	Suite 230-S	Austin	TX	78757
(Address of principal executive offices)				(Zip Code)
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
As of November 11, 2019, 39,124,023 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except per share information)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash	$68	$844
Accounts receivable, net	3,241	3,606
Prepaid expenses and other current assets	637	272
Total current assets	3,946	4,722

Property and equipment, net	38	66
Goodwill	25,786	25,821
Intangible assets, net	315	521
Deferred tax asset – long term	64	64
Restricted cash	—	5,500
Other assets	276	187
Total assets	$30,425	$36,881

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$9,563	$9,890
Accrued expenses	3,978	3,028
Deferred revenue	3,168	2,629
PhunCoin deposits	1,202	—
Factored receivables payable	1,546	2,434
Short term notes payable - related party	—	1,993
Total current liabilities	19,457	19,974

Convertible note payable (see Note 5)	250	—
Deferred tax liability	64	64
Deferred revenue	4,167	5,622
Deferred rent	6	17
Total liabilities	23,944	25,677

Commitments and contingencies (see Note 6)	—	—
Redeemable convertible preferred stock, $0.0001 par value (see Note 8)	—	5,377

Stockholders’ equity
Common stock, $0.0001 par value (see Note 9)	4	3
Additional paid in capital	126,651	118,062
Accumulated other comprehensive loss	(454)	(418)
Accumulated deficit	(119,720)	(111,820)
Total stockholders’ equity	6,481	5,827
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$30,425	$36,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$5,637	$5,215	$16,462	$24,380
Cost of revenues	2,418	2,707	7,757	8,643
Gross profit	3,219	2,508	8,705	15,737

Operating expenses:
Sales and marketing	705	1,241	2,094	4,573
General and administrative	3,754	2,937	11,699	10,744
Research and development	1,052	1,671	3,438	5,689
Total operating expenses	5,511	5,849	17,231	21,006
Operating loss	(2,292)	(3,341)	(8,526)	(5,269)

Other income (expense):
Interest expense	(145)	(148)	(484)	(533)
Fair value adjustment for warrant liabilities	—	—	—	(54)
Impairment of digital currencies	—	—	—	(334)
Other income (expense)	11	(31)	28	(22)
Total other expense	(134)	(179)	(456)	(943)
Loss before taxes	(2,426)	(3,520)	(8,982)	(6,212)
Income tax expense	—	—	(5)	—
Net loss	(2,426)	(3,520)	(8,987)	(6,212)
Other comprehensive loss
Cumulative translation adjustment	(33)	(16)	(36)	(43)
Comprehensive loss	$(2,459)	$(3,536)	$(9,023)	$(6,255)

Net loss per share, basic and diluted	$(0.06)	$(0.14)	$(0.25)	$(0.24)

Weighted-average shares used to compute net loss per share, basic and diluted	39,027	25,885	36,034	25,411
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2019	—	—	38,902	$4	$125,854	$(117,294)	$(421)	$8,143
Exercise of stock options, net of vesting of restricted shares	—	—	179	—	113	—	—	113
Vesting of restricted stock units	—	—	23	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	684	—	—	684
Cumulative translation adjustment	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(2,426)	—	(2,426)
Balance - September 30, 2019	—	—	39,104	$4	$126,651	$(119,720)	$(454)	$6,481

Balance - December 31, 2018	6	5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Exercise of stock options, net of vesting of restricted shares	—	—	298	—	165	—	—	165
Vesting of restricted stock units	—	—	23	—	—	—	—	—
Exercise of common stock warrants for cash	—	—	617	—	6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	1,111	—	—	1,111
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	1,087	—	1,087
Cumulative translation adjustment	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	(8,987)	—	(8,987)
Balance - September 30, 2019	—	—	39,104	$4	$126,651	$(119,720)	$(454)	$6,481

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2018	—	—	25,871	$3	$120,177	$(104,709)	$(374)	$15,097
Exercise of stock options, net of vesting of restricted shares	—		22		11	—	—	11
Common stock issuance costs	—	—	—	—	(10)	—	—	(10)
Stock-based compensation expense	—	—	—	—	74	—	—	74
Cumulative translation adjustment	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(3,520)	—	(3,520)
Balance - September 30, 2018	—	—	25,893	$3	$120,252	$(108,229)	$(390)	$11,636

Balance - December 31, 2017	—	—	24,559	$3	$110,265	$(102,017)	$(347)	$7,904
Exercise of stock options, net of vesting of restricted shares	—	—	248	—	138	—	—	138
Issuance of common stock, net of issuance costs	—	—	1,086	—	9,564	—	—	9,564
Stock-based compensation expense	—	—	—	—	285	—	—	285
Cumulative translation adjustment	—	—	—	—	—	—	(43)	(43)
Net loss	—	—	—	—	—	(6,212)	—	(6,212)
Balance - September 30, 2018	—	—	25,893	$3	$120,252	$(108,229)	$(390)	$11,636
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(8,987)	$(6,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46	48
Loss on sale of digital currencies	4	21
Bad debt expense	79	135
Amortization of acquired intangibles	205	293
Change in fair value of warrants	—	54
Impairment of digital currencies	—	334
Stock-based compensation	1,111	285
Changes in operating assets and liabilities:
Accounts receivable	291	1,914
Prepaid expenses and other assets	(86)	166
Accounts payable	(327)	3,391
Accrued expenses	973	(6,322)
Warrant liability	—	450
Deferred revenue	792	(57)
Net cash used in operating activities	(5,899)	(5,500)
Investing activities
Proceeds received from sale of digital currencies	88	913
Payments for note receivable	—	(462)
Capital expenditures	(18)	—
Net cash provided by investing activities	70	451
Financing activities
Proceeds from convertible note	250	—
Proceeds from PhunCoin deposits	212	—
Net (repayments) proceeds from factoring agreement	(888)	255
Proceeds from common stock subscriptions, net of issuance costs	—	5,448
Proceeds from warrant exercises	6,092	—
Proceeds from exercise of options to purchase common stock	165	139
Series A convertible preferred stock redemptions and dividend payments	(6,240)	—
Deferred financing costs	—	(939)
Net cash (used in) provided by financing activities	(409)	4,903
Effect of exchange rate on cash and restricted cash	(38)	(40)
Net decrease in cash and restricted cash	(6,276)	(186)
Cash and restricted cash at the beginning of the period	6,344	308
Cash and restricted cash at the end of the period	$68	$122
Supplemental disclosure of cash flow information
Interest paid	$510	$534
Common stock issuances from subscription payable, net of fair value convertible stock warrants issued	$—	$9,604
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
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2018 was derived from the Company’s audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of September 30, 2019 and the results of operations for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim period.
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
The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. Future plans may include utilizing existing credit lines and/or obtaining new credit lines, expanding credit lines, issuing additional equity securities, including the exercise of warrants, issuing notes payable, convertible notes payable or other debt instruments and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance date of these financial statements.
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
Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. The Company recognizes application development revenue upon the transfer of control of the completed application or application development services.
Support and maintenance revenue is comprised of support fees for customer applications, software updates, and technical support for application development services for a support term. Support revenue is recognized ratably over the support term.
When a customer contract consists of licensing, application development and support and maintenance, the Company considers these separate performance obligations, which would require an allocation of consideration.
From time to time, the Company also provides professional services by outsourcing employees to customers on a time and materials basis. Revenues from these arrangements are recognized as the services are performed. The Company bills professional service customers on the last day of the month in which the services are performed.
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

Loss per Common Share
Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. Restricted shares subject to repurchase provisions relating to early exercises under the Company’s 2009 Equity Incentive Plan were excluded from basic shares outstanding. Diluted earnings per share is computed by giving effect to all potential shares of common stock, including those related to the Company’s outstanding warrants and options, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for those periods.
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
The following table sets forth the Company's concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fox Networks Group	55%	60%	58%	39%
Fetch Media, Ltd.	—%	—%	—%	26%
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30, 2019	December 31, 2018
Fox Networks Group	50%	66%
Parkview Health	10%	—%

The Company completed its contractual obligations under its statement of work with Fox Networks Group ("Fox") as of September 30, 2019. While the underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, the Company does not have any active statements of work with Fox.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2019 and December 31, 2018.
As a result of the Series A Financing (defined and discussed further below), the Company had $5,500 in restricted cash as of December 31, 2018. The Company did not have any restricted cash as of September 30, 2019.
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
Accounts receivable consisted of the following:

	September 30, 2019	December 31, 2018
Accounts receivable	$6,457	$6,882
Less allowances for doubtful accounts	(3,216)	(3,276)
Balance	$3,241	$3,606
Allowance for doubtful accounts related to the Company’s litigation with Uber was $3,089 as of September 30, 2019 and December 31, 2018. (See Note 6 for more discussion on the Uber litigation.)
Long-Lived Assets
In accordance with authoritative guidance, the Company periodically re-evaluates the original assumptions and rationale utilized in the establishment of the carrying value and estimated lives of all of its long-lived assets, including property and equipment. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the asset to the Company’s business objective. The Company did not recognize any impairment losses during the three and nine months ended September 30, 2019 or 2018, respectively.
Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	September 30, 2019	December 31, 2018
Current deferred revenue
Platform subscriptions and services revenue	$3,076	$1,506
Application transaction revenue	92	133
PhunCoin deposits	—	990
Total current deferred revenue	$3,168	$2,629

Non-current deferred revenue
Platform subscriptions and services revenue	$4,167	$5,622
Total non-current deferred revenue	$4,167	$5,622
Total deferred revenue	$7,335	$8,251

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended September 30, 2019, the Company recognized revenue of $1,321 that was included in its deferred revenue balance as of June 30, 2019. During the nine months ended September 30, 2019, the Company recognized revenue of $2,863 that was included in its deferred revenue balance as of December 31, 2018. Remaining performance obligations were $7,956 as of September 30, 2019, of which the Company expects to recognize 41% as revenue over the next 12 months and the reminder thereafter.

During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, in addition to its current token, PhunCoin. As a result of this expanded dual token structure, the Company believes the economic substance and business characteristics of all previously issued PhunCoin Rights changed such that PhunCoin would be the investment vehicle in the Company's blockchain-enabled data exchange. As a result, the Company has reclassified all PhunCoin deposits from deferred revenue to a separate line item, "PhunCoin deposits," on its condensed consolidated balance sheet as of September 30, 2019.
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
Recently Adopted Accounting Policies
In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.
The Company elected to take advantage of the extended transition period provided in Securities Act Section 7(a)(2)(B) for complying with new or revised accounting standards. As a result, we adopted the ASU and related guidance as of January 1, 2019 using the modified retrospective method.
The most significant impact of the standard relates to the elimination of the requirement to have vendor specific objective evidence, or VSOE, of fair value to separate and recognize revenue for products and services in a contract. The elimination of the VSOE requirement causes a significant change to the timing of revenue recognition for multiple-element arrangements with our MaaS subscriptions, application development services and related support and maintenance on the development services that lacked VSOE of fair value. Under ASC 606, we recognize the application development services at the time of delivery to our customer and recognize the license subscription and support services ratably over the term of the subscription agreements. Under the previous standards, we recognized all revenue from those arrangements ratably over the term of the subscription or support agreements. Due to the complexity of our revenue contracts, the actual revenue recognition treatment required under the new standard depends on contract-specific terms and in some instances may vary from recognition at the time of delivery. The timing of revenue recognized from professional services, support and maintenance and hardware remains substantially unchanged.
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

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of and for the three and nine months ended September 30, 2019:

Condensed Consolidated Balance Sheet

	September 30, 2019
	As reported	Impact of Adoption	Balances Without Adoption of ASC 606
Assets:
Prepaid expenses and other current assets	$637	$(365)	$272
Liabilities:
Deferred revenue short-term	$3,168	$218	$3,386
Deferred revenue long-term	$4,167	$154	$4,321
Stockholders’ deficit:
Accumulated deficit	$(119,720)	$(737)	$(120,457)

Condensed Consolidated Statement of Operations

	Three Months Ended September 30, 2019
	As reported	Impact of Adoption	Amounts Without Adoption of ASC 606
Net revenue	$5,637	$55	$5,692
Sales and marketing	$705	$(9)	$696
Net loss	$(2,426)	$64	$(2,362)
Net loss per share, basic and diluted	$(0.06)	$—	$(0.06)

	Nine Months Ended September 30, 2019
	As reported	Impact of Adoption	Amounts Without Adoption of ASC 606
Net revenue	$16,462	$346	$16,808
Sales and marketing	$2,094	$(4)	$2,090
Net loss	$(8,987)	$350	$(8,637)
Net loss per share, basic and diluted	$(0.25)	$0.01	$(0.24)
In connection with our adoption of ASC 606 on January 1, 2019, there was an increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against deferred tax assets.  No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the three and nine months ended September 30, 2019, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2019 on a retrospective basis. The adoption of this guidance changed the presentation of restricted cash on the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2019. There was no impact to the Company’s condensed consolidated statement of cash flows for the nine months ended September 30, 2018.
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted this disclosure beginning with its quarterly report on Form 10-Q for the quarter ended March 31, 2019.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. The accounting applied by a lessor is largely unchanged from that applied under previous generally accepted accounting principles. This ASU is effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Earlier application is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. As a result of this new standard, we expect to record a lease commitment liability and corresponding right-of-use asset for our leases designated as operating leases in Note 6, "Commitments and Contingencies" and Note 13, "Subsequent Events," upon adoption. The Company does not expect the new statement to materially impact our results of operations and does not plan on recasting prior periods.
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
In January 2017, the FASB issued ASU 2017-04 Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step; comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public business entities that are SEC filers should adopt the amendments in this ASU for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. A public business entity that is not an SEC filer should adopt the amendments in this Update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities, that are adopting the amendments in this Update should do so for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company does not believe the adoption of ASU 2018-13 will have a material effect on our financial statements and their disclosures.
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
The Company's factor expense is recorded as interest expense in the condensed consolidated statement of operations and comprehensive loss. Factor expense totaled $140 and $472 for the three and nine months ended September 30, 2019, respectively, and $147 and $528 for the three and nine months ended September 30, 2018, respectively.
The amount of factored receivables outstanding was $1,546 and $2,434 as of September 30, 2019 and December 31, 2018, respectively. There was $1,454 and $566 available for future advances as of September 30, 2019 and December 31, 2018, respectively.
5. Convertible Notes
During the second quarter of 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder.
The Convertible Notes bear ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. However, at the holder’s election, interest payments may be deferred until the earlier of (i) repayment in full of all remaining unpaid principal, and (ii) conversion. The Convertible Notes mature on June 3, 2024.
The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares.
On June 3, 2019, the Company entered into a Note Purchase Agreement with an investor for the sale of a Note. The sale of this Note constituted an initial closing on June 3, 2019, and the Company issued a Note in the principal amount of $250. The Company may hold subsequent closings until June 2, 2020. The Company may not issue Convertible Notes under the Purchase

Agreement in excess of $20 million, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes.
The Convertible Note has a balance outstanding of $250 as of September 30, 2019. Interest expense related to the Note for the three and nine months ended September 30, 2019, and interest payable under the Note as of September 30, 2019 is immaterial.
6. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $188 and $519 for the three and nine months ended September 30, 2019, respectively, and $174 and $479 for the three and nine months ended September 30, 2018, respectively.
On July 16, 2019, the Company entered into a lease agreement with BRE CA Office Owner, LLC for new office space in Irvine, California, for the lease of approximately 8,687 rentable square feet located at 16845 Von Karman Avenue (the “Lease”). The Lease commences on November 1, 2019, and terminates on March 31, 2025, subject to one five-year renewal option. Under the Lease, the Company will pay monthly rent of approximately $354 per year for the first year, with such rent increasing by a specified amount every year thereafter. The Lease also obligates the Company to pay its proportionate share of certain cost increases incurred by the landlord. The Company may receive certain abatements subject to the terms and conditions of the Lease. The Company was also obligated to pay a security deposit of approximately $118.
On August 20, 2019, the Company entered into a lease amendment with Seamless Shoal Creek, LLC to extend its current lease in Austin, Texas (the "Amendment"). The Amendment commences on April 1, 2020, and terminates on March 31, 2022, with no renewal options. Under the Amendment, the Company will pay monthly rent of approximately $223 and $231 per year for the first year and second year, respectively. The Amendment also obligates the Company to pay its proportionate share of certain cost increases incurred by the landlord.
Future minimum annual lease payments as of September 30, 2019 under the Company’s operating leases are set forth as follows:

Future minimum lease obligations years ended December 31,	Lease Obligations
2019 (Remainder)	$137
2020	660
2021	685
2022	529
2023	420
Thereafter	504
Total	$2,935
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
As of September 30, 2019, the Company has received aggregate cash proceeds from the Reg D Offering and Reg CF Offering of $1.2 million, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the Token Generation Event occurs. The Reg CF Offering closed May 1, 2019, while the Reg D Offering is ongoing.
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
The Company currently anticipates that PhunCoin will be issued to the holders of the Rights in 2020. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem.
There can be no assurance as to when (or if) the Company will be able to successfully launch the Token Ecosystem. The Company is currently developing multiple aspects of the Token Ecosystem and expects that a review (beta) period will likely conclude in in the first half of 2020. The final software readiness date of the Token Ecosystem may be adjusted based on user feedback provided in the review (beta) period and thus a specific launch date is difficult to determine at this time, as it is based on many external factors outside of our control.
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
PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of September 30, 2019, the Company has not sold any Phun.
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

In the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders. Total preferred stock authorized to be issued as of September 30, 2019 was 100,000,000, with a par value of $0.0001 per share. There were 0 and 6,000 shares of preferred stock outstanding as of September 30, 2019 and December 31, 2018, respectively.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of September 30, 2019 was 1,000,000,000, with a par value of $0.0001 per share. At September 30, 2019 and December 31, 2018, there were 39,118,103 and 27,294,164 shares outstanding, inclusive of 13,091 and 40,707 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
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
Dividends
Dividends are paid on a when-and-if-declared basis. The Company has not declared any dividends through September 30, 2019.
Warrants
A summary of the Company’s warrant activity by warrant type is as follows:

Warrant Type	Cash Exercise Price per share	Warrants/UPO's Outstanding December 31, 2018	Warrants issued for UPO exercises	Warrants/UPO’s Exercised		Warrants Outstanding September 30, 2019
				Cash	Cashless

Common stock warrant (Series D-1)	$5.54	14,866	—	—	—	14,866
Common stock warrants (Series F)	$9.22	1,085,059	—	(400,740)	(306,917)	377,402
Public Warrants (PHUNW)	$11.50	6,900,610	—	—	(5,139,319)	1,761,291
Private Placement Warrants	$11.50	10,182,060	—	(216,556)	(8,307,123)	1,658,381

Unit Purchase Options (UPOs)	$11.50	130,000	—	—	(130,000)	—
Unit Purchase Option Warrants	$11.50		116,172	—	(92,000)	24,172
Total		18,312,595	116,172	(617,296)	(13,975,359)	3,836,112
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
The Company has common stock warrants trading under the Nasdaq ticker symbol PHUNW (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable for cash 30 days after the completion of the Reverse Merger and Recapitalization.  In addition, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants was not filed with the SEC and declared effective within 90 days from the consummation the Reverse Merger and Recapitalization, holders were entitled to exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Company was unable to have the registration statement declared effective by the 90-day deadline, although it was declared effective on May 14, 2019. As of September 30, 2019, 5,139,319 Public Warrants have been exercised on a cashless basis that resulted in the issuance of 2,951,741 shares. The Public Warrants will expire five years after the completion of the Reverse Merger and Recapitalization or earlier upon redemption or liquidation.
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
Unit Purchase Option ("UPOs")
The Company sold to the underwriters for its initial public offering in 2016 an option to purchase up to a total of 130,000 units, at an exercise price of $11.50 per unit. The units are comprised of one share of common stock and one warrant to purchase common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Reverse Merger and Recapitalization and terminating on the fifth anniversary of the Reverse Merger and Recapitalization. The units issuable upon exercise of this option are identical to those offered in the Company’s initial public offering in 2016. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the UPO and underlying ordinary shares) to exercise the unit purchase option without the payment of cash. As of September 30, 2019, all UPOs had been exercised, and 24,172 warrants related to the UPO exercise remained outstanding.
PhunCoin Warrant
In 2018, the Company issued warrants to to sixty-eight (68) stockholders to receive an aggregate of approximately 27.4 billion PhunCoin. Should the Company complete a Token Generation Event, the stockholders would receive their requisite amount of PhunCoin. The Company believes there is no traditional “exercise period” or ‘term” as with other typical embedded features, and the PhunCoin warrants were originally issued in conjunction with the Company’s Series F Preferred Stock financing. The PhunCoin warrants lack characteristics of financial instruments and derivatives. In addition, the PhunCoin warrants do not obligate the Company to achieve the Token Generation Event or launch and distribute PhunCoin to the warrantholders.  At the time of the PhunCoin warrant issuance, there was no market for PhunCoin, and they did not exist. Accordingly, the Company determined there was no value assigned to the PhunCoin warrants issued to the stockholders. As of September 30, 2019, no PhunCoin had been issued to the PhunCoin warrantholders.
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Reverse Merger and Recapitalization, are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us. As of September 30, 2019, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,733,430.
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
During the third quarter of 2019, we granted 1,603,000 restricted stock unit awards to team members with an average grant date fair value of $2.11 per share. The awards granted to team members vest over an average of 4 years with various installment and vesting dates, and are subject to service conditions.
A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	2,268,363	3.65
Released	(22,500)	7.34
Forfeited	(142,500)	2.93
Outstanding as of September 30, 2019	2,103,363	$3.66
The 2018 Plan had 984,702 and 2,729,416 shares of common stock reserved for issuance as of September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of September 30, 2019 and December 31, 2018.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of September 30, 2019 and December 31, 2018, 13,091 and 40,707 shares were unvested amounting to $7 and $34 in accrued expenses, respectively. Effective with the Reverse Merger and Recapitalization, no additional grants will be made under the 2009 Plan.
A summary of the Company’s stock option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2018	2,364,823	$0.90	8.12	$71,332
Granted	—	—
Released	(282,086)	0.55
Forfeited	(362,398)	1.69
Outstanding as of September 30, 2019	1,720,339	$0.79	7.16	$1,281
Exercisable as of September 30, 2019	1,157,519	$0.71	6.63	$911
For the nine months ended September 30, 2019, the aggregate intrinsic value of options exercised was $7,476 and the total fair value of options vested was $289.
The fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table sets forth information relating to stock options granted:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Weighted average risk-free rate	N/A	2.51%
Expected dividend yield	—	—
Weighted average expected life (years)	N/A	6.08
Weighted average volatility	N/A	56.87%
The Company did not grant any options under the 2009 Plan during the three and nine months ended September 30, 2019.
Stock-Based Compensation

Compensation costs that have been included on the Company’s consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2019	2018	2019	2018
Cost of revenues	$68	$14	$106	$32
Sales and marketing	30	16	14	31
General and administrative	492	32	864	183
Research and development	94	12	127	39
Total stock-based compensation	$684	$74	$1,111	$285
The Company recognizes forfeitures as they occur. As of September 30, 2019, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $6.8 million. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.9 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $285, as of September 30, 2019.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of September 30, 2019 and December 31, 2018, all of the Company’s identifiable long-lived assets were in the United States.
We derived over 98% and 99% of our net revenues from within the United States for the three and nine months ended September 30, 2019, respectively. During the three and nine months ended September 30, 2018, the Company derived 1% and 26% of its net revenues from outside the United States, respectively.
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
With the Reverse Merger and Recapitalization, the Company assumed $255 in payables from Stellar to Nautilus Energy Management Corporation, an affiliate of two members of the Company’s board of directors. This balance remains outstanding and is recorded in accounts payable as of September 30, 2019.
13. Subsequent Events
The Company has evaluated subsequent events through November 14, 2019.
In October 2019, the Company’s board of directors authorized the issuance of $20 million of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The Notes will not be and have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Notes are subordinated in the right of payment to all current and future indebtedness of the Company for borrowed money to banks, commercial finance lenders or other institutions regularly engaged in the business of lending money, including but not limited to the Company’s factoring arrangement with Bay View. As of the date noted above, the Company has not issued any Notes; therefore, the initial closing has yet to occur.
On November 12, 2019, the Company entered into a lease amendment with Promontory Associates to extend its current lease in San Diego, California (the "Amendment"). The Amendment commences on February 1, 2020, and terminates on July 31, 2025, with one renewal option for an additional five years. Under the Amendment, the Company will pay monthly rent of approximately $146 for the first year, with such rent increasing by a specified amount every year thereafter. The Amendment also obligates the Company to pay its proportionate share of certain cost increases incurred by the landlord.
Future minimum annual lease payments under the Amendment are as follows:

Future minimum lease obligations years ended 12/31/2019	Lease Obligations
2020	$131
2021	150
2022	196
2023	202
Thereafter	332
Total	$1,011
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
Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen as a Service (MaaS) platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Its offerings include:
•Enterprise mobile software including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement, audience monetization, vertical solutions and cryptonetworking, MaaS software application framework that pre-integrates all of our MaaS software ingredients for use within mobile application portfolios, solutions and services;
•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement, audience monetization; and
•Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media campaigns.
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
The following table sets forth the backlog and deferred revenue:

	Period Ended
	September 30, 2019	December 31, 2018
	(in thousands)
Backlog	$6,564	$16,730
Deferred revenue	7,335	8,251
Total backlog and deferred revenue	$13,899	$24,981
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
The following table sets forth the dollar-based revenue retention rates:

	Period Ended September 30,
	2019	2018
Dollar-based revenue retention rate	97%	97%

Non-GAAP Financial Measures
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA are non-GAAP financial measures. Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget, and (iv) to evaluate the performance and effectiveness of operational strategies. Accordingly, we believe that these measures provide useful information to investors and others in understanding and evaluating our operating performance in the same manner as management. For more information, see the section titled “Use of Non-GAAP Financial Measures.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted net revenues (1)	$5,637	$5,215	$16,462	$15,952
Adjusted gross profit (2)	3,294	2,533	8,839	7,380
Adjusted gross margin (2)	58.4%	48.6%	53.7%	46.3%
Adjusted EBITDA (3)	$(1,521)	$(3,200)	$(7,136)	$(13,482)
(1)Adjusted Net Revenues is a non-GAAP financial measure. We believe that Adjusted Net Revenues provides helpful information for management and investors regarding past performance and future results. We define Adjusted Net Revenues by excluding items from net revenues that are one-time in nature including, but not limited to, forfeited customer deposits and contract settlements.
(2)Adjusted Gross Profit and Adjusted Gross Margin are non-GAAP financial measures. We believe that Adjusted Gross Profit and Adjusted Gross Margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define Adjusted Gross Profit as net revenues less cost of revenue, adjusted to exclude one-time revenue adjustments, stock-based compensation and amortization of intangible assets. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of Adjusted Net Revenues.
(3)Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define Adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) one-time revenue adjustments, and (vi) stock-based compensation expense.
The following tables present a reconciliation of Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA to net revenues, gross profit and net loss, the most directly comparable financial measures calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net revenues	$5,637	$5,215	$16,462	$24,380
Less: One-time revenue adjustments	—	—	—	(8,428)
Adjusted net revenues	$5,637	$5,215	$16,462	$15,952

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Gross profit	$3,219	$2,508	$8,705	$15,737
Less: One-time revenue adjustments	—	—	—	(8,428)
Add back: Amortization of intangibles	7	11	28	39
Add back: Stock-based compensation	68	14	106	32
Adjusted gross profit	$3,294	$2,533	$8,839	$7,380
Adjusted gross margin	58.4%	48.6%	53.7%	46.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net loss	$(2,426)	$(3,520)	$(8,987)	$(6,212)
Add back: Depreciation and amortization	76	98	251	340
Add back: Interest expense	145	148	484	533
Add back: Income tax expense	—	—	5	—
EBITDA	(2,205)	(3,274)	(8,247)	(5,339)
Less: One-time revenue adjustments	—	—	—	(8,428)
Add Back: Stock-based compensation	684	74	1,111	285
Adjusted EBITDA	$(1,521)	$(3,200)	$(7,136)	$(13,482)

The one-time revenue adjustments of $8.4 million noted above for the nine months ended September 30, 2018 relate to an application transaction partner released the Company from a liability of $6.3 million, $1.6 million from the expiration of a platform subscription and services partner arrangement and $0.5 million related to a platform subscription and services customer contract settlement.
Use of Non-GAAP Financial Measures
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to net revenue or net loss, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:
•Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating its ongoing operating performance for a particular period;
•Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations, and;
•other companies in our industry may calculate Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
Subscription revenue from SDK licenses gives the customer the right to access the Company’s MaaS platform. Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees of customer applications, software updates, and technical support for application development services for a support term.
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
Interest and Other Expense
Interest expense and other income (expense) include interest expense associated with our factoring financing arrangement. We also may seek financing arrangements (including our convertible notes) in the future with the proceeds from additional debt issuances, which may have an impact on our interest expense.
Income Tax Benefit
We are subject to U.S. federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations (In thousands, except per share information)
The following tables set forth our condensed consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenues	$5,637	$5,215	$16,462	$24,380
Cost of revenues	2,418	2,707	7,757	8,643
Gross profit	3,219	2,508	8,705	15,737

Operating expenses:
Sales and marketing	705	1,241	2,094	4,573
General and administrative	3,754	2,937	11,699	10,744
Research and development	1,052	1,671	3,438	5,689
Total operating expenses	5,511	5,849	17,231	21,006
Operating loss	(2,292)	(3,341)	(8,526)	(5,269)

Other income (expense):
Interest expense	(145)	(148)	(484)	(533)
Fair value adjustment for warrant liabilities	—	—	—	(54)
Impairment of digital currencies	—	—	—	(334)
Other income (expense)	11	(31)	28	(22)
Total other expense	(134)	(179)	(456)	(943)
Loss before taxes	(2,426)	(3,520)	(8,982)	(6,212)
Income tax expense	—	—	(5)	—
Net loss	(2,426)	(3,520)	(8,987)	(6,212)
Other comprehensive loss
Cumulative translation adjustment	(33)	(16)	(36)	(43)
Comprehensive loss	$(2,459)	$(3,536)	$(9,023)	$(6,255)

Net loss per share, basic and diluted	$(0.06)	$(0.14)	$(0.25)	$(0.24)

Weighted-average shares used to compute net loss per share, basic and diluted	39,027	25,885	36,034	25,411

Comparison of three and nine months ended September 30, 2019 and 2018
Net Revenues

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$5,152	$4,349	$803	18.5%
Application transaction	485	866	(381)	(44.0)%
Net revenues	$5,637	$5,215	$422	8.1%
Platform subscriptions and services as a percentage of net revenues	91.4%	83.4%
Application transactions as a percentage of net revenues	8.6%	16.6%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$15,065	$14,801	$264	1.8%
Application transaction	1,397	9,579	(8,182)	(85.4)%
Net revenues	$16,462	$24,380	$(7,918)	(32.5)%
Platform subscriptions and services as a percentage of net revenues	91.5%	60.7%
Application transactions as a percentage of net revenues	8.5%	39.3%

Net revenues increased $0.4 million, or 8.1%, for the three months ended September 30, 2019 compared to the corresponding period in 2018. Platform subscriptions and services revenue increased $0.8 million, or 18.5%, primarily because of the fulfillment of contracts related to new and existing customers. Application transaction revenue decreased $0.4 million, or (44.0)%, for the three months ended September 30, 2019, compared to the corresponding period in 2018, primarily because of the various decreased or ceased advertising campaigns.
Net revenues decreased $7.9 million, or (32.5)%, for the nine months ended September 30, 2019 compared to the corresponding period in 2018, primarily because of three non-recurring items that occurred in 2018 totaling $8.4 million; an application transaction partner released the Company from a liability of $6.3 million (which the Company then recorded as revenue), $1.6 million from the expiration of a platform subscription and services partner arrangement and $0.5 million related to a platform subscription and services customer contract settlement.

The Company has a concentration of net revenues with key customers. As noted on our Current Report on Form 8-K filed with the SEC on October 4, 2019, we completed our contractual obligations under our statement of work with Fox Networks Group ("Fox") as of September 30, 2019. While our master services agreement with Fox (setting forth general terms and conditions) remains in place, we do not have any active statements of work with Fox. Revenue from Fox was approximately $3.1 million for the three months ended September 30, 2019 and 2018 and $9.5 million for the nine months ended September 30, 2019 and 2018. See Note 2, the section titled, "Concentrations of Credit Risk."
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$2,299	$2,408	$(109)	(4.5)%
Application transaction	119	299	(180)	(60.2)%
Total cost of revenues	$2,418	$2,707	$(289)	(10.7)%

Gross Profit
Platform subscriptions and services	2,853	$1,941	$912	47.0%
Application transaction	366	567	(201)	(35.4)%
Total gross profit	$3,219	$2,508	$711	28.3%

Gross Margin
Platform subscriptions and services	55.4%	44.6%
Application transaction	75.5%	65.5%
Total gross margin	57.1%	48.1%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$7,407	$7,176	$231	3.2%
Application transaction	350	1,467	(1,117)	(76.1)%
Total cost of revenues	$7,757	$8,643	$(886)	(10.3)%

Gross Profit
Platform subscriptions and services	$7,658	$7,625	$33	0.4%
Application transaction	1,047	8,112	(7,065)	(87.1)%
Total gross profit	$8,705	$15,737	$(7,032)	(44.7)%

Gross Margin
Platform subscriptions and services	50.8%	51.5%
Application transaction	74.9%	84.7%
Total gross margin	52.9%	64.5%
Total gross profit increased $0.7 million, or 28.3%, for the three months ended September 30, 2019 compared to the corresponding period of 2018, due to the revenue items described above, as well as lower application transaction costs due to decreased or ceased advertising campaigns.
Total gross profit decreased $7.0 million, or (44.7)%, for the nine months ended September 30, 2019 compared to the corresponding period of 2018, primarily due to an application transaction partner released the Company from a liability of $6.3 million, as well as lower application transaction revenue due to decreased or ceased advertising campaigns.
Operating Expenses

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$705	$1,241	$(536)	(43.2)%
General and administrative	3,754	2,937	817	27.8%
Research and development	1,052	1,671	(619)	(37.0)%
Total operating expenses	$5,511	$5,849	$(338)	(5.8)%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$2,094	$4,573	$(2,479)	(54.2)%
General and administrative	11,699	10,744	955	8.9%
Research and development	3,438	5,689	(2,251)	(39.6)%
Total operating expenses	$17,231	$21,006	$(3,775)	(18.0)%

Sales and Marketing
Sales and marketing expense decreased $0.5 million, or (43.2)% for the three months ended September 30, 2019 compared to the corresponding period of 2018, primarily due to reduced employee compensation costs due to lower headcount.
Sales and marketing expense decreased $2.5 million, or (54.2)% for the nine months ended September 30, 2019 compared to the corresponding period of 2018, primarily as a result of reduced compensation costs due to lower headcount of $1.7 million, and $0.8 million of other expenditure decreases such as marketing related software, contractor spend, and travel.
General and Administrative
General and administrative expense increased $0.8 million, or 27.8% for the three months ended September 30, 2019 compared to the corresponding period of 2018, primarily due to increase in stock-based compensation expense from awards granted during 2019 of $0.5 million and an increase of $0.5 million in professional costs such as legal and consulting fees around the Company's cryptocurrency offerings and board related fees. These increases were partially offset by a reduction of $0.2 million related to software and bad debt expenditures.
General and administrative expense increased $1.0 million, or 8.9% for the nine months ended September 30, 2019 compared to the corresponding period of 2018, primarily due to increase in stock-based compensation expense of $0.6 million from awards granted during 2019 and an increase of $0.6 million in professional costs such as legal and consulting fees. These increases were partially offset by a decrease of $0.2 million related to employee compensation costs.
Research and Development
Research and development expense decreased $0.6 million, or (37.0)% and $2.3 million, or (39.6)% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding period of 2018, primarily due to reduced employee compensation costs due to lower headcount.

Other expense

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Other expense
Interest expense	$(145)	$(148)	$3	(2.0)%
Fair value adjustment for warrant liabilities	—	—	—	—%
Impairment of digital currencies	—	—	—	—%
Other income (expense)	11	(31)	42	(135.5)%
Total other expense	$(134)	$(179)	$45	(25.1)%

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(in thousands)
Other expense
Interest expense	$(484)	$(533)	$49	(9.2)%
Fair value adjustment for warrant liabilities	—	(54)	54	(100.0)%
Impairment of digital currencies	—	(334)	334	(100.0)%
Other income (expense)	28	(22)	50	(227.3)%
Total other expense	$(456)	$(943)	$487	(51.6)%

Other expense decreased $45 thousand for the three months ended September 30, 2019 compared to the corresponding period of 2018 primarily due to a loss on the sale of digital currencies of $35 thousand recorded during 2018, and miscellaneous income of $10 thousand recorded during the period in 2019.
Other expense decreased $487 thousand for the nine months ended September 30, 2019 compared to the corresponding period of 2018, primarily due to expenses related to the impairment of digital currencies and a loss on the sale of digital currencies in 2018. As of September 30, 2019, the Company did not hold any digital currencies.
Liquidity and Capital Resources
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2019	2018	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(5,899)	$(6,439)	$540	(8.4)%
Net cash provided by investing activities	70	451	(381)	(84.5)%
Net cash (used in) provided by financing activities	(409)	5,842	(6,251)	(107.0)%

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
The Company utilized $5.9 million of cash from operating activities during the nine months ended September 30, 2019, primarily resulting from a net loss of $9.0 million, as adjusted $0.2 million for depreciation and amortization, $0.1 million for allowance for doubtful receivables and $1.1 million for stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $(0.3) million from a decrease in accounts payable, $1.0 million from an increase in accrued expenses, $0.3 million from an increase in account receivable, and $0.8 million from an increase in deferred revenue.
The Company utilized $6.4 million of cash from operating activities during the nine months ended September 30, 2018, primarily resulting from a net loss of $6.3 million, as adjusted for non-cash charges related to the impairment of digital currencies of $0.3 million, $0.3 million for depreciation and amortization, $0.1 million for change in fair value of warrants, $0.3 million for stock-based compensation and $0.1 million for allowance for doubtful receivables. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $3.4 million from an increase in accounts payable and $(6.3) million from a decrease in accrued expenses, $1.9 million from an increase in accounts receivable, $(0.1) million from a decrease in deferred revenue, $0.5 million from an increase in warrant liability, $0.2 million from an increase in prepaid expenses and other assets and $(0.9) million from a decrease of deferred merger cost.
Investing Activities
Investing activities for the nine months ended September 30, 2019 primarily consisted of the sale of digital currencies received for warrant exercises.
Investing activities for the nine months ended September 30, 2018 consisted of $0.9 million of proceeds received from the sale of digital currencies, partially offset by $(0.5) million for the issuance of a note receivable.
Financing Activities
Financing activities during the nine months ended September 30, 2019 consisted of redemptions and dividends of the Series A convertible preferred stock, as well as net repayments on the Company's financing factoring agreement. These payments were mostly offset by proceeds from warrant exercises, convertible note, PhunCoin deposits and exercises of options to purchase common stock. The Company utilized $0.4 million of cash from financing activities, primarily as follows: $(6.2) million from redemptions and dividend payments of Series A convertible preferred stock, $(0.9) million of repayments from the Company’s factoring financing agreement; mostly offset by $6.1 million provided by warrant exercise, $0.3 million provided from convertible notes borrowings, $0.2 million from PhunCoin deposits, and $0.2 million from exercises of options to purchase common stock.
Financing activities during the nine months ended September 30, 2018 consisted primarily of the proceeds from common stock subscriptions and the Company’s financing factoring agreement. The Company acquired $5.8 million of cash from financing activities, primarily as follows: $5.4 million provided by common stock subscriptions, $0.3 million provided by net proceeds from the Company’s factoring financing agreement, and $0.1 million provided from exercises of stock options.
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
Off-Balance Sheet Arrangements
During the periods ended September 30, 2019 and December 31, 2018, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Indemnification Agreements
In the ordinary course of business, the Company provides indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, solutions to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with directors and certain current and former officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of, or are related to, their status or service as directors, officers or employees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures

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
Changes in Internal Control over Financial Reporting
During the nine months ended covered by this Report on Form 10-Q, we implemented new controls which enabled us to prepare our financial statements under ASC 606 on a modified retrospective basis effective for us on January 1, 2019. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include, without limitation:
•changes in spending on subscriptions, services and application transactions media offerings and services by our current or prospective customers;
•pricing our technology offerings and services effectively so that we are able to attract and retain customers without compromising our operating results;
•one-time, non-recurring revenue generating events.
We have a concentration of sales with a key customer whose statement of work was completed on September 30, 2019. The loss of revenue from this customer may have a material adverse effect on our results of operations and financial condition.
Revenue from Fox Networks Group  (“Fox”) was 55% and 58% of total revenue for the three and nine months ended September 30, 2019, respectively. As noted on our Current Report on Form 8-K filed with the SEC on October 4, 2019, we completed our contractual obligations under our statement of work with Fox as of September 30, 2019. While our underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, we do not have any active statements of work with Fox. Accordingly, there could be no additional sales in the foreseeable future from Fox. This could have a material adverse effect on our business, financial condition and results of operations.
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
In June 2018, PhunCoin, Inc. launched an offering to raise capital by offering investors the right to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of November 1, 2019, a total of $1.2 million has been raised in both Rights offerings.

During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, by its wholly owned subsidiary, Phun Token International, which enables consumers to participate in our blockchain-enabled data exchange and mobile loyalty ecosystem. As of September 30, 2019, no Phun has been sold.
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
We have been and are currently implementing certain initiatives to improve the performance of our business, and our recent reduction in workforce could prevent us from engaging in certain initiatives we had previously considered, and could prevent us from executing such initiatives effectively. As noted on our Current Report on Form 8-K filed with the SEC on October 4, 2019, upon completion of the statement of work with Fox, we committed to organizational restructuring and cost reductions specific to our former Fox team. To that end, we reduced our workforce by 21 persons in total, or 18%.
We also reduced our workforce by 23 persons in April 2019. The reductions in our workforce could prevent us from engaging in certain initiatives to improve the performance of our business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations, financial condition and our future operating results.

The carrying value of our goodwill was $25.8 million, or approximately 85% of our total assets, as of September 30, 2019. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value.

Based on a combination of factors, including the anticipated revenue loss related to Fox, our operating results and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 30, 2019. We completed our goodwill impairment analysis, and we concluded an impairment of goodwill was not necessary as of September 30, 2019.

Goodwill impairment analysis and measurement is a process that requires significant judgment. Several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

(1)	A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value.

(2)	Weakening of the world-wide economy, weakness in the business in which we operate or failure to reach our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated discounted cash flow value of our reporting units.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

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

We expect that our operating expenses will be higher than our net revenues for the foreseeable future, we currently lack sufficient working capital and we do not currently have financing available to pay all liabilities as they are scheduled to come due in the next twelve months. We are working on several contingency plans within our control to conserve existing liquidity through the reduction of discretionary expenses. We are also exploring various alternatives including debt and equity financing vehicles, alternative offerings and strategic partnerships.
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

Our subsidiary, PhunCoin, Inc., launched an offering to raise capital in 2018 by offering investors Rights to acquire PhunCoin. During the second quarter of 2019, Phunware’s board of directors authorized the issuance of $20 million of convertible promissory notes, and in October 2019, our board of directors authorized the issuance of $20 million of promissory notes. As of September 30, 2019, $1.2 million had been raised in the PhunCoin Rights offerings and $250 thousand in convertible notes had been issued. There can be no assurance that the Company will be able to obtain additional funding via these capital raises or at all, and there can be no assurances that the Company will be able to obtain additional funding on satisfactory terms.
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
Specifically, while we cannot state with certainty what circumstances and factors are causing volatility in our stock price, such volatility may be attributable in part to the following factors:
•the periodic trading of shares by existing holders of pre-merger shares of common stock, who were not subject to any lock-up, and therefore are able to freely trade shares of common stock on the public market free of restriction;
•the lock-up of 180-days expired on June 26, 2019, which may have increased the trading activity and the supply of freely tradeable shares on the public market;
•the effectiveness of our registration statement, filed with the SEC on May 3, 2019 for the registration of additional shares of common stock, including those shares of common stock underlying outstanding warrants, which signaled that additional dilution may result in the event that such warrants are or were exercised for the underlying shares;
•short-sales and trading by public investors who may be either attempting to take advantage of the low public float or covering their short positions and, because of the low public float at times, may have had to pay relatively high prices for their shares to close out their positions;
•the cashless exercises of up to 6,900,610 in public warrants for the underlying shares of common stock, which shares may be unrestricted and available for trading immediately; and
•the public market’s disproportionate focus on PhunCoin, Phun, and other ancillary activities that are speculative in nature and separate from our core operations.
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
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
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
10.1
Standard office lease dated July 16, 2019, between the Company and BRE CA Office Owner, LLC (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed with the SEC on August 13, 2019).

10.2*	Third amendment to Lease dated August 20, 2019, between the Company and Seamless Shoal Creek, LLC.
10.3*	First amendment to Lease dated November 12, 2019, between the Company and Promontory Associates.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*Filed herewith
(1)The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2019	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)