Form 10-K
period 2019-12-31
Phunware, Inc.
filed 2020-03-30
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4413774
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd, Suite 230-S Austin, TX	78757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 512-693-4199
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of voting stock held by non-affiliates of the registrant was $69,119,694 as of June 28, 2019, the last business day of of the registrants most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date). Shares of common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2020, 40,368,825 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K is hereby incorporated by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2019.

"Phunware," the Phunware design logo and the trademark or service marks of Phunware, Inc. and its subsidiaries appearing in this Annual Report on Form 10-K are the property of Phunware, Inc. Trade names, trademarks and service marks of other companies that may appear in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

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

PART I
Item 1. Business.
Business Combination
Phunware, Inc. (“Phunware”) was originally incorporated in the state of Delaware in February 2009. Phunware is a mobile application development and software licensing platform.
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
In addition, 6,000 shares for aggregate cash proceeds of $6.0 million from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, Astra Maritime Inc. and Dominium Investments Inc., affiliated with the Company’s Chairman of the board of directors and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a member of our board of directors (collectively, the "Sponsors") transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers.
Immediately after giving effect to the Business Combination (including the redemptions and the issuance of shares in the Series A Financing, both described above), there were approximately 27.3 million shares of common stock and warrants to purchase approximately 18.2 million shares of common stock of Phunware issued and outstanding.
In addition, with the consummation of the Business Combination, the Sponsors transferred to the former stockholders of Phunware 3,985,244 warrants to purchase shares of Successor common stock. As consideration for the warrants transferred to Phunware stockholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The warrants transferred have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note was to mature on December 26, 2019. The Transfer Sponsor Warrant Note was subsequently waived and forgiven by the noteholders.
Furthermore, Stellar issued an aggregate of 2,211,572 Private Placement Warrants to the Sponsors, which are Astra Maritime Inc. and Dominium Investments Inc., affiliates of Mr. Prokopios (Akis) Tsirigakis, and Magellan Investments Corp. and Firmus Investments Inc., affiliates of Mr. George Syllantavos. The issuance of the Private Placement Warrants to the Sponsors were repayment in full for unsecured promissory notes - related parties of Stellar. The repayment of the related party notes was calculated at $0.50 per warrant. Mr. Syllantavos is currently a Director of the Company, and Mr. Tsirigakis was a Director of the Company until December 5, 2019, when his term expired at the Company's Annual Meeting of Stockholders.
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
There is no accounting effect or change in the carrying amount of the consolidated assets and liabilities of the Successor as a result of the domestication. The Business Combination is accounted for as a reverse merger and recapitalization in accordance with generally accepted accounting principles ("GAAP") in the United States. Accordingly, Stellar is the legal acquirer and Phunware is the accounting acquirer and predecessor whereby the Successor’s historical financial statements reflect the financial position, results of operations and cash flows of Phunware, and the net cash proceeds obtained from Stellar in the Business Combination is reflected as a capital infusion. Furthermore, the historical capitalization of Phunware immediately before the Business Combination was adjusted based on the exchange ratio of 0.459 Successor shares for every one share of Phunware capital stock.
Business Overview
Phunware Inc. is a provider of the Multiscreen-as-a-Service (“MaaS”) platform, a fully integrated enterprise cloud platform for mobile that provides companies the products, solutions, data and services necessary to engage, manage and monetize their mobile application portfolios and audiences at scale. According to Comscore’s 2019 Mobile App Report, consumers in the U.S. spend 77% of their time online on a mobile device, and 89% of that time is spent in mobile apps (vs. mobile web). Given this reality, brands must establish a strong identity on mobile, especially on devices and platforms specific to the Apple iOS and Google Android operating systems and ecosystems. Phunware helps brands define, create, launch, promote, monetize and scale their mobile identities as a means to anchor the consumer journey and improve brand interactions. Our MaaS platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship.
Our MaaS platform allows for the licensing and creation of category-defining mobile experiences for brands and their application users worldwide. We have successfully expanded our addressable market reach into various important and fast-growing markets: mobile cloud software, media and data. Since our founding in 2009, we have amassed a database of proprietary Phunware IDs. Phunware IDs are unique identifiers assigned to a mobile device when it becomes first visible across our network of mobile application portfolios. We measure and accumulate Phunware IDs every month through queries that count unique devices that access our mobile application portfolio across our network of mobile applications that we have developed and/or support. The data collected from our Phunware IDs contributes to our application transaction and data subscription services revenue product lines by helping companies and brands boost campaign performance, target high-value users, maximize conversions and optimize spend.
Our business model includes a combination of subscription, transaction and service offerings that enable customers to engage, manage and monetize their mobile application portfolios throughout the mobile application lifecycle, which occurs in four phases:
•Strategize — We help brands define the application experience and determine the operating systems, feature sets and use cases they want their mobile application to support.
•Create — We help brands build, buy or lease their application portfolio.
•Launch — We help brands launch their applications and build their mobile audience.
•Engage, Monetize and Optimize — We help brands activate, monetize and optimize their mobile application portfolios.

We offer our platforms as Software-as-a-Service (“SaaS”), application transactions media and data licensing. Our business model includes recurring subscriptions, often as one-year to five-year software or data licenses, or transaction-based media insertion orders and application development services.

Our Product, Subscription and Support Offerings
Our MaaS platform, application transaction and data licensing products and solutions include the following:
•Software, including recurring one to three year software licensing for
•MaaS software ingredients that are included inside mobile application portfolios such as Software Development Kits (“SDKs”), Application Programming Interfaces (“APIs”), scripts, portals, integrations, interfaces and other software tools, solutions and services that address:
•Analytics (SDK that provides data related to application use and engagement),
•Content Management (SDK that allows application admins to create and manage app content in a cloud-based portal),
•Alerts, Notifications & Messaging (SDK that enables brands to send messages to app users through the app),
•Marketing Automation (SDK that enables location-triggered messages and workflow);
•Advertising (SDK that enables in-app audience monetization);
•Loyalty & Rewards,
•Commerce,
•Location-Based Services (module that include Mapping, Navigation, Way finding, Workflow, Asset Management and Policy Enforcement), and
•Support & Maintenance of the application;
•MaaS software application frameworks that pre-integrate all of our MaaS software ingredients for use within mobile application portfolios, solutions and services; and
•MaaS vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address
•the patient experience for healthcare,
•the shopper experience for retail,
•the fan experience for sports,
•the traveler experience for aviation,
•the luxury resident experience for real estate,
•the luxury guest experience for hospitality,
•the student experience for education and
•the generic user experience for all other verticals and applications.

•Application transactions, including re-occurring and one-time transactional media purchases, often via insertion orders, for
•application discovery, user acquisition and audience building,
•audience engagement, and
•audience monetization;
•Data, including re-occurring and one-time application transaction media campaigns and recurring data licensing for one-to-one, indoor and outdoor, consumer targeting across
•Global Position Systems (GPS),
•high- and low-density WiFi,
•physical and virtual beacons.
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
Data reach and scale: Since Phunware’s founding in 2009, our goal has been to use our software platform within application portfolios and brands to create a massive database of proprietary Phunware IDs for every device touching networks globally to then reach everyone, everywhere, indoors and outdoors, in real time, on a 1-to-1 basis.
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
Our Customers
Our target customers are companies that are looking to enact digital transformation in their business — whether it is retail, healthcare, entertainment, real estate or any other industry. We provide technology and solutions to support these companies through every stage of the mobile application lifecycle.
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
Concentration of Major Customers
During the year ended December 31, 2019, our sales were concentrated with Fox Networks Group (“Fox”), which accounted for 50% of our net sales. During the year ended December 31, 2018, Fox accounted for 42% of our net sales. As with our other subscriptions and services customers, our contractual arrangements with Fox are governed by standard terms of service and statements of work. Furthermore, our contractual arrangements with our application transaction customers are governed by insertion orders, which in addition to being governed by our standard terms and conditions are also governed by IAB terms, including but not limited to payment liability and obligations. The revenue concentration of these customers is simply a function of the Company selling additional services and expanding the scope of work. Terms are consistent with our standard terms and contain no materially different terms or conditions.
Our agreements are pursuant to standard services agreements. All of these agreements contain standard terms of service that generally are consistent across Phunware’s customers.
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
Sales and Marketing
We have an outside salesforce focused on large organizations and an inside salesforce focused on small and mid-sized organizations. Our channel sales function works with our channel partners to identify sales opportunities, as well as identify new channel partner relationships. Our marketing team focuses on building brand reputation, expanding market awareness, driving customer demand and enabling our sales team.
During our sales cycle, our sales organization is supported by our customer solutions team, who has deep technical expertise. Customers are supported post-sale by our customer success team. Our sales cycle can range many months for large organizations.
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

PhunCoin and Phun

Our product research and development team is continuing our vision of a future in which consumers own, control and are rewarded for the use of their personal data and information. In 2019, we launched a dual token structure in conjunction with the commencement of the offering Phun token to interested parties outside the United States and Canada. In 2018, we began offering rights to future issuances of PhunCoin. The dual-token economy both empowers consumers and re-imagines how brands engage with audiences by creating a blockchain-enabled data exchange (the “Token Ecosystem”) that recognizes the value of data and engagement. PhunCoin is intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data. Phun is intended to act as the “Value of Engagement” that empowers consumers to monetize their digital activity and the data they share with brands. To date, we have not sold any Phun. We have sold rights to the future issuances of PhunCoin, although we currently do anticipate additional funds from sales of PhunCoin rights.
A multidisciplinary team (design engineering, quality assurance, and product) is actively developing all aspects of the Token Ecosystem for iOS and Android. In addition, PhunCoin wallet development, enhanced token management capabilities and additional securities features are being implemented. We currently plan to launch the Token Ecosystem in 2020; however, there can be no assurance as to when (or if) we will be able to successfully launch the Token Ecosystem.
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
We believe the principal competitive factors in our market include the following:
•product features and functionality;
•location accuracy and latency;

•technology architecture;
•level of customer satisfaction;
•ease of use;
•deployment options and hardware flexibility;
•breadth and depth of application functionality;
•professional services and customer support;
•total costs of ownership;
•brand awareness and reputation;
•sophistication of technology platform;
•actionable insights through big data analytics;
•capability for customization, configurability, integration, security, scalability and reliability of applications;
•ability to innovate and respond to customer needs rapidly;
•domain expertise;
•global reach;
•size of customer base and level of user adoption; and
•ability to integrate with legacy enterprise infrastructures and third-party applications.
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
Privacy and Data Protection
Privacy and data protection laws play a significant role in our business. In the United States, at both the state and federal level, there are laws that govern activities such as the collection and use of data by companies like us and privacy and data protection issues generally have gained wide media and public attention recently. Online advertising activities in the United States have primarily been subject to regulation by the Federal Trade Commission (the "FTC"), which has regularly relied upon Section 5 of the Federal Trade Commission Act to enforce against unfair and deceptive trade practices. Section 5 has been the primary regulatory tool used to enforce against alleged violations of online privacy policies and would apply to privacy practices in the mobile advertising industry. In December 2012, the FTC adopted amendments to rules under the Childrens' Online Privacy Protection Act ("COPPA"), which went into effect in July 2013. These amendments broadened the potential applicability of COPPA compliance obligations to our activities and those of our clients. Further, Europe’s new General Data Protection Regulation (which came into force in May 2018) extends the jurisdictional scope of European data protection law. As a result, we are subject to the European Union’s General Data Protection Regulation (“GDPR”) when we provide our media and data services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices.
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
In the United States, we have 16 patents issued and 6 non-provisional patent applications. The issued patents expire between the years 2027 and 2036. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
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

Employees
We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2019, we had 93 employees, including 55 software developers, engineers, QA engineers and product managers. We employed a sales and marketing force of approximately 15 professionals.
We believe it is as the result of its employee base that we have long-standing customer engagements and strong financial performance. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.
Corporate Information
Our principal executive offices are located at 7800 Shoal Creek Boulevard, Suite 230-South, Austin, Texas 78757. Our website is https://www.phunware.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

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
We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2019 and December 31, 2018. These losses were due to both a reduction in revenue in 2018 and 2019, as compared to previous years, and the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses that we did not incur as a private company. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.
The notes to our financial statements for the fiscal year ended December 31, 2019 and 2018 include an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2019 and 2018 audited financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern due to our recurring losses from operations and substantial decline in our working capital. Our financial statements have been prepared “assuming that the Company will continue as a going concern.” A “going concern” qualification could impair our ability to finance our operations through the sale of equity, to incur debt, or to pursue other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding, growth in revenue, improved operating margins and our ability to profitably meet our after-sale service commitments with existing customers. If we are unable to achieve these goals, our business could be jeopardized and may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.
We have a concentration of sales with a key customer and any substantial reduction in sales to such customer would have a material adverse effect on our results of operations and financial condition.
During the year ended December 31, 2019, our sales were concentrated with Fox Networks Group (“Fox”), which accounted for 50% of our net sales. During the year ended December 31, 2018, Fox accounted for 42% of our net sales.
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

The Wuhan coronavirus (“COVID-19”) outbreak could impact our operations.

The ongoing COVID-19 outbreak has resulted in travel restrictions, the cancellation or rescheduling of trade shows and other events, and the extended shutdown of certain businesses. The spread of COVID-19 throughout the world may also create global economic uncertainty, which may cause our partners, suppliers, current customers and potential customers to closely monitor their costs and reduce their spending budget. We require additional funding and such funding may not be available to us as a result of contracting capital markets resulting from the COVID-19 pandemic. In addition, if the pandemic continues to spread, we may need to limit operations or implement limitations that may impact our business. The extent to which COVID-19 impacts our results may depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions imposed, business closures or business disruption, and the actions taken throughout the world, including in our markets, to contain COVID-19 or treat its impact. As a result, our results of operations, financial position, and cash flows could be materially adversely affected.

Our recent reductions in workforce may prevent us from executing initiatives to improve the performance of our business effectively or at all.

We have been and are currently implementing certain initiatives to improve the performance of our business, and our recent reduction in workforce could prevent us from engaging in certain initiatives we had previously considered, and could prevent us from executing such initiatives effectively. During 2019, we conducted two reductions in our workforce by a combined 44 persons. In response to the COVID-19 outbreak, we furloughed 37 persons, or approximately 42%, of our workforce in March 2020.

These reductions in our workforce could prevent us from engaging in certain initiatives to improve the performance of our business, due to an insufficiency of workforce size or an insufficiency of certain required skills, and could prevent us from executing initiatives effectively, which could have a material adverse effect on our financial results, business and prospects.

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations, financial condition and our future operating results.

The carrying value of our goodwill was $25.9 million, or approximately 90% of our total assets, as of December 31, 2019. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value.

Based on a combination of factors, including the anticipated revenue loss related to Fox, our operating results and a sustained decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of September 30, 2019. We completed our goodwill impairment analysis, and we concluded an impairment of goodwill was not necessary as of September 30, 2019. We further updated this analysis at December 31, 2019 and concluded an impairment was not necessary as of this date, as well.

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

We, along with our Chief Executive Officer, are parties to the legal proceedings with Uber described in Note 9 of the Notes to the Consolidated Financial Statements on this Annual Report on Form 10-K. We, along with our executive officers and former and current board members, are parties to legal proceedings with Wild Basin Investments, LLC as further described on our Current Report on Form 8-K filed with the SEC on January 10, 2020. We, along with our officers and directors, may also become subject to other legal proceedings in our ordinary course of business. We cannot predict with certainty the outcomes of these legal proceedings. The outcome of some of these legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty, or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, and require an inordinate amount of our management’s time and attention. Moreover, an adverse ruling in respect of the Uber or any other litigation could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results.
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
In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to our customer solutions team, inside and outside sales directors, customer success team, channel partners and software development and product engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.
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
Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire and sales personnel may not become fully productive on the timelines that we have projected, or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that its efforts will increase sales to existing customers or additional revenue. If our efforts to upsell to our customers are not successful, our future growth may grow more slowly than expected, may not grow at all, or may decline.
Our ability to achieve significant growth in revenue in the future will also depend upon our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate competing technology offerings and services. An organization may be reluctant or unwilling to invest in new technology offerings and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue may grow more slowly than expected, may not grow at all, or may decline and our business may be harmed.
Demand for our technology offerings and services could be adversely affected by volatile, negative, or uncertain economic conditions, including, but not limited to those caused by the COVID-19 pandemic, and the effects of these conditions on our customers’ businesses.
Our revenue and profitability depend on the demand for our technology offerings and services, which could be negatively affected by numerous factors, many of which are beyond our control. Volatile, negative, or uncertain economic conditions, including those caused by the COVID-19 pandemic affect our customers’ businesses and the markets we serve. Such economic conditions in our markets have undermined and could in the future undermine, business confidence in our markets and cause our customers to reduce or defer their spending on new technology offerings and services, or may result in customers reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast customer demand and effectively build our revenue and resource plans.
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

The market in which we operate is highly competitive, with relatively low barriers to entry for some software or service organizations. Some customers may be hesitant to switch vendors or to adopt cloud-based software such as ours and prefer to maintain their existing relationships with their legacy software vendors. Some of our competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions. We may also face competition from a variety of vendors of cloud-based and on-premise software products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our platform does not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results may be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.

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
If we are unable to control costs, our operating margins could decrease and we may incur additional losses. Our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs could adversely impact our business, results of operations, or financial condition.
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
The challenges of managing larger and more complex projects include:
•maintaining high quality control and process execution standards;
•maintaining planned resource utilization rates on a consistent basis;
•maintaining productivity levels and implementing necessary process improvements;
•controlling project costs;
•maintaining close customer contact and high levels of customer satisfaction;
•recruiting and retaining sufficient numbers of skilled engineering, design and program management professionals; and
•maintaining effective customer relationships.
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
Our business strategy is evolving. Investments in new services and technologies may not be successful and may involve pursuing new lines of business or strategic transactions and investments, or dispositions of assets or businesses that may no longer help us meet our objectives. Such efforts may not be successful.
We continue to invest in new services and technologies, including data analytics and blockchain. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our customers may not adopt these solutions widely, which could prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they may rely on third-party technology, software, services and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations, or financial condition.

Our industry is undergoing significant change and our business strategy is continuing to evolve to meet these changes. In order to profitably grow our business, we may need to expand into new lines of business beyond our current focus of mobile engagement analytics products, mobile application advertising and services, which may involve pursuing strategic transactions, including potential acquisitions of, or investments in, related or unrelated businesses. In addition, we may seek divestitures of existing businesses or assets. There can be no assurance that we will be successful with our efforts to evolve our business strategy and we could suffer significant losses as a result, which could have a material adverse effect on our business, financial condition and results of operations.
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
We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including acquisitions of Odyssey, Simplikate, Digby, Tapit! and GoTV. Acquisitions involve many risks, including the following:
•an acquisition may negatively affect our results of operations and financial condition because it may require us to incur charges or assume substantial debt or other liabilities, may cause adverse tax consequences or unfavorable accounting treatment, may expose us to claims and disputes by third parties, including intellectual property claims and disputes, or may not generate sufficient financial return to offset additional costs and expenses related to the acquisition;
•we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•an acquisition may disrupt our ongoing business, divert resources, increase our expenses, or distract our management;
•an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;
•we may encounter difficulties in, or may be unable to, successfully sell any acquired technology offerings or services;
•an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•the challenges inherent in effectively managing an increased number of employees in diverse locations;
•the potential strain on our financial and managerial controls and reporting systems and procedures;
•the potential known and unknown liabilities associated with an acquired company;
•our use of cash to pay for acquisitions would limit other potential uses for our cash;
•if we incur additional debt to fund such acquisitions, such debt may subject us to additional material restrictions on our ability to conduct our business as well as additional financial maintenance covenants;

•the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;
•to the extent that we issue a significant amount of equity or equity linked securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•managing the varying intellectual property protection strategies and other activities of an acquired company.
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
Our services are performed under both fixed-price and time and material contract arrangements. All revenue is recognized pursuant to applicable accounting standards. Our failure to meet all the obligations, or otherwise meet a customer’s expectations, may result in us having to record the cost related to the performance of services in the period that services were rendered, but delay the timing of revenue recognition to a future period in which all obligations have been met.
Our financial results may be adversely affected by changes in accounting principles applicable to us.

U.S. generally accepted accounting principles (“GAAP”) is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, costs of obtaining a contract and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results.

For example, in May 2014, the FASB issued Accounting Standards Update No. (“ASU”) No. 2014-09 (Topic 606), Revenue from Contracts with Customers, which supersedes nearly all existing revenue recognition guidance under GAAP. On January 1, 2019, we adopted ASU 2014-09 using the modified retrospective method. As a result, we applied the new revenue recognition guidance only to contracts that were not completed as of January 1, 2019; therefore, current period results are presented under the new revenue recognition guidance and prior period results are presented in accordance with previous revenue recognition guidance. The adoption of this standard resulted in an additional $401 thousand in net sales and $461 thousand in operating income in 2019, which otherwise would not have been recorded in 2019 under previous guidance. The most significant impact relates to our accounting for subscriptions to our MaaS licenses and application development services, which may potentially make revenue more volatile and difficult to predict. In addition, accounting for commissions is impacted significantly as we have to capitalize and amortize most commissions under the new standard instead of expensing commissions as incurred. Due to the complexity of certain of our contracts, the revenue recognition treatment required under the new standard is dependent on contract-specific terms and subject to significant judgement.

Additionally, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, companies will be required to recognize all leases on their balance sheets by recording a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases as assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. We plan to implement this guidance the first quarter of our fiscal year 2021 on a modified retrospective basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics, as well as third-party financial models regarding our financial condition.

To adopt the new standards, we may have to implement new modules in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. Any difficulties in implementing changes in accounting standards or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include:
•the amount and timing of completion application development services and other service-related engagements;
•changes in spending on subscriptions, services and application transactions media offerings and services by our current or prospective customers;
•pricing our technology offerings and services effectively so that we are able to attract and retain customers without compromising our operating results;
•one-time, non-recurring revenue events;
•attracting new customers and increasing our existing customers’ use of our technology offerings and services;
•the mix between new contracts and renewals;
•customer renewal rates and the amounts for which agreements are renewed;
•seasonality and its effect on customer demand;
•awareness of our brand;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new technologies and technology enhancements;
•our ability to manage our existing business and future growth;
•unforeseen costs and expenses related to the expansion of our business, operations and infrastructure, including disruptions in our hosting network infrastructure and privacy and data security;
•customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•budgeting cycles of our customers;
•changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including marketing events and commissions and bonuses associated with performance) and employee benefit expenses;
•changes to the commission plans, quotas and other compensation related metrics for our sales representatives;
•the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•the amount and timing of costs associated with recruiting, training and integrating new employees;

•the amount and timing of cash collections from our customers and the mix of quarterly and annual billings;
•unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•changes in the levels of our capital expenditures;
•foreign currency exchange rate fluctuations; and
•general economic and political conditions.
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
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union’s GDPR and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based product offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the financial services industry and the healthcare industry. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.
If we cause disruptions in our customers’ businesses or provide inadequate service, our customers may have claims for substantial damages against us, which could cause us to lose customers, have a negative effect on our corporate reputation and adversely affect our results of operations.
If we make errors in the course of delivering services to our customers or fail to consistently meet our service-level obligations or other service requirements of our customers, these errors or failures could disrupt our customers' business, which could result in a reduction in our revenue or a claim for substantial damages against us. In addition, a failure or inability by us to meet a contractual requirement could subject us to penalties, cause us to lose customers or damage our brand or corporate reputation and limit our ability to attract new business.
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
We cannot be sure that our brand, software solution product offerings and services do not infringe on the intellectual property rights of third parties, which could claim that we or our customers are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some products or services in the future, or require us to rebrand. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenue we receive from the customer. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage our reputation, and/or require us to incur additional costs to obtain the right to continue to offer a service or solution to our customers. If we cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, our business, results of operations, or financial condition could be harmed. Similarly, if we are unsuccessful in defending a trademark claim, we could be forced to re-brand, which could harm our business, results of operations, or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our customers could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our customer or our own services or operations, causing further damages.
If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.
Our success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property. Existing laws offer only limited protection of our intellectual property rights and the protection in some countries in which we operate or may operate in the future may be very limited. We rely upon a combination of confidentiality policies, nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our intellectual property rights. These laws are subject to change at any time and could further limit our ability to protect our intellectual property. There is uncertainty concerning the scope of available intellectual property protection for software and business methods, which are fields in which we rely on intellectual property laws to protect our rights. The validity and enforceability of any intellectual property right we obtain may be challenged by others and, to the extent we have enforceable intellectual property rights, those intellectual property rights may not prevent competitors from reverse engineering our proprietary information or independently developing technology offerings and services similar to or duplicative of us. Further, the steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property by competitors, former employees or other third parties and we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight and we may not be successful in enforcing our rights.
If we are unable to collect our receivables from, or bill our unbilled services to, our customers, our business, results of operations, or financial condition could be adversely affected.
Our business depends on our ability to successfully obtain payment from our customers of the amounts they owe us for technology offerings sold or services performed. We typically evaluate the financial condition of our customers and usually bill and collect on relatively short cycles. We maintain allowances against receivables and unbilled services for which we believe collection is doubtful. Actual losses on customer balances could differ from those that we currently anticipate and, as a result, we might need to adjust our allowances. There is no guarantee that we will accurately assess the creditworthiness of our customers. Macroeconomic conditions could also result in financial difficulties for our customers, including limited access to the credit markets, insolvency, or bankruptcy, and, as a result, could cause customers to delay payments to us, request modifications to their payment arrangements that could increase our receivables balance, or default on their payment obligations to us. Timely collection of customer balances also depends on our ability to complete its contractual commitments and bill and collect our contracted revenue. If we are unable to meet our contractual requirements, we might experience delays in collection of and/or be unable to collect our customer balances and if this occurs, our business, results of operations, or financial condition could be adversely affected. In addition, if we experience an increase in the time to bill and collect for our services, our cash flows could be adversely affected.
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
Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our products and services solutions and negatively impact our operating results.
General worldwide economic conditions could experience a significant downturn causing market volatility widespread uncertainty. As a result, we and our customers could find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their marketing and sales budgets, which could decrease corporate spending on our product and service offerings, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times, our customers may face issues with their cash flows and with gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact customer renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable and our operating results would be harmed. In addition, a downturn in the technology-related spend by our customers may disproportionately affect us. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy does not worsen or improves, the market for product and service offerings may not experience growth or we may not experience growth.
If platform subscriptions renewal rates decrease, or we do not accurately predict subscription renewal rates, our future revenue and operating results may be harmed.
Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription period, which generally ranges from one to three years. In addition, our customers may renew for lower subscription amounts or for shorter contract lengths. We may not accurately predict renewal rates for our customers. Our renewal rates may decline or fluctuate as a result of a number of factors, including customer usage, pricing changes, number of applications used by our customers, customer satisfaction with our service, increased competition, the acquisition of our customers by other companies and deteriorating general economic conditions. If our customers do not renew their subscriptions for our solutions or decrease the amount they spend with us, our revenue will decline and our business will suffer.

If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.
To increase our revenue, we must add new customers, encourage existing customers to renew their subscriptions on terms favorable to us, increase their usage of our solutions and sell additional functionality and services to existing customers. As our industry matures, as interactive channels develop further, or as competitors introduce lower cost and/or differentiated products or services that are perceived to compete with ours, our ability to sell and renew based on pricing, technology and functionality could be impaired. In addition, attracting, retaining and growing our relationship with customers may require us to effectively employ different strategies than we have historically used with current customers and we may face challenges in doing so. As a result, we may be unable to renew our agreements with existing customers or attract new customers or new business from existing customers on terms that would be favorable or comparable to prior periods, which could have an adverse effect on our revenue and growth.
Because we recognize revenue from application development services as those obligations are transferred to customers and platform subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.
We recognize revenue related to application development services upon the transfer of control to the customer of those services. We recognize software subscription revenue over the term of each of our contracts, which, generally ranges from one to three years. As a result, much of the revenue we report each quarter results from contracts entered into during previous quarters. Consequently, a shortfall in demand for our professional services and software solutions or a decline in new, expanded or renewed contracts in any one quarter may not significantly reduce our revenue for that quarter but could negatively affect our revenue in the future. Accordingly, the effect of significant downturns in new or expanded sales or renewals of our professional services or software license solutions will not be reflected in full in our operating results until future periods. Our revenue recognition model also makes it difficult for us to rapidly increase our revenue through additional sales in any period.
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
The sales cycle between our initial contact with a potential customer and the signing of a contract to provide technology offerings and services varies. As a result of the variability and length of the sales cycle, we have a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential customers’ decision-making processes, procurement requirements and budget cycles and is subject to significant risks over which we have little or no control, including:
•our customers’ budgetary constraints and priorities;
•the timing of our customers’ budget cycles; and
•the length and timing of customers’ approval processes.
We are highly dependent on advertising agencies as intermediaries and this may adversely affect our ability to attract and retain business.
There may be times when a large portion of our application transaction revenue comes from executing brand advertising campaigns for advertising agencies that purchase our solutions on behalf of their advertiser customers. Advertising agencies are instrumental in assisting brand owners to plan and purchase advertising and each advertising agency will allocate advertising spend from brands across numerous channels. We do not have exclusive relationships with advertising agencies and we depend on agencies to work with us as they embark on marketing campaigns for brands. While in some cases we are invited by advertising agencies to present directly to their advertiser customers or otherwise have developed a relationship directly with an advertiser, we nevertheless depend on advertising agencies to present to their advertiser customers the merits of our application transaction advertising solutions. Inaccurate descriptions of our advertising solutions by advertising agencies, over which we have no control, negative recommendations to use our service offerings or failure to mention our solutions at all could hurt our business. In addition, if an advertising agency is dissatisfied with our solutions on a marketing campaign or in general, we risk losing the business of the advertiser for whom the campaign was run and of other advertisers represented by that agency. With advertising agencies acting as intermediaries for multiple brands, our customer base is more concentrated than might be reflected by the number of brand advertisers for which we conduct marketing campaigns. Since many advertising agencies are affiliated with other agencies in a larger corporate structure, if we fail to maintain good relations with one agency in such an organization, we may lose business from the affiliated agencies as well.
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
If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which could cause our revenue and business to suffer.
Our business relies on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media partners to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Industry self-regulatory bodies, the FTC and certain influential members of Congress have increased their scrutiny and awareness of and have taken recent actions to address, advertising fraud and other malicious activity. While we routinely review the campaign performance,, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business could suffer.
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
It is critical that we deliver successful mobile advertising campaigns on behalf of our advertisers. Factors that may adversely affect our ability to deliver successful mobile advertising campaigns include:
•Inability to accurately process data and extract meaningful insights and trends, such as the failure to accurately process data to place ads effectively at digital media properties;
•Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•Technical or infrastructure problems causing digital video not to function, digital video or impressions to not display properly or be placed next to inappropriate context;
•Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;
•Inability to detect and prevent advertising fraud and other malicious activity;
•Inability to fulfill audience guarantee or viewability requirements of advertiser customers;
•Inability to integrate with third parties that measure campaigns against audience guarantee or viewability requirements;
•Unavailability of campaign data for advertisers to effectively measure the success of their campaigns; and
•Access to quality inventory at sufficient volumes to meet the needs of advertisers’ campaigns.
Our ability to deliver successful advertising campaigns also depends on the continuing and uninterrupted performance of our own internal and third party managed systems, which we utilize to place ads, monitor the performance of advertising campaigns and manage advertising inventory. Our revenue depends on the technological ability of our solutions to deliver ads and measure them. Sustained or repeated system failures that interrupt our ability to provide solutions to customers, including security breaches and other technological failures affecting our ability to deliver ads quickly and accurately and to collect and process data in connection with these ads, could significantly reduce the attractiveness of our solutions to advertisers, negatively impact operations and reduce our revenue. Our systems are vulnerable to damage from a variety of sources, including telecommunications failures, power outages, malicious human acts and natural disasters. In addition, any steps we take to increase the reliability and redundancy of systems may be expensive and may not be successful in preventing system failures. Also, advertisers may perceive any technical disruption or failure in ad performance on digital media partners’ platforms to be attributable to us and our reputation could similarly suffer, or advertisers may seek to avoid payment or demand future credits for disruptions or failures, any of which could harm our business and results of operations. If we are unable to deliver successful advertising campaigns, our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed and our business, financial condition and operating results could be adversely affected.
We may be unable to deliver advertising in a context that is appropriate for mobile advertising campaigns, which could harm our reputation and cause our business to suffer.
It is very important to advertisers that their brand advertisements not be placed in or near content that is unlawful or could be deemed offensive or inappropriate by their customers. Unlike advertising on television, where the context in which an advertiser’s ad will appear is highly predictable and controlled, digital media content is more unpredictable and we cannot guarantee that digital video advertisements will appear in a context that is appropriate for the brand. We rely on continued access to premium ad inventory in high-quality and brand-safe environments, viewable to consumers across multiple screens. If we are not successful in delivering context appropriate advertising campaigns for advertisers, our reputation will suffer and our ability to attract potential advertisers and retain and expand business with existing advertisers could be harmed, or our customers may seek to avoid payment or demand future credits for inappropriately placed advertisements, any of which could harm our business, financial condition and operating results.
Activities of our application transaction customers with which we do business could damage our reputation or give rise to legal claims against us.
We do not monitor or have the ability to control whether our advertising customers’ advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our application transaction customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under these laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others and their failure to do so could expose us to legal liability. Third parties may claim that we should be liable to them for content on digital media properties if the content violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws or other brand protection measures. These risks become more pronounced as the digital video industry shifts to programmatic buying.
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

Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media partner might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective digital video advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.
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
Privacy concerns and consumers’ acceptance of Internet behavior tracking may limit the applicability, use and adoption of our platform software and application transaction solutions.
Privacy concerns may cause consumers to resist providing the personal data necessary to allow our customers to use our service effectively. We have implemented various features intended to enable our customers to better protect consumer privacy, but these measures may not alleviate all potential privacy concerns and threats. For example, a Court of Justice of the European Union ruling had the effect of invalidating the Safe Harbor framework. As a result, the framework no longer provides a valid legal basis for companies to transfer personal data from the European Union to the United States. Companies, including our customers, must comply with relevant aspects of European Union data protection laws using alternate mechanisms and our customers may not implement the alternate mechanisms that we offer. Additionally, our alternative measures may be challenged or deemed insufficient. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our product and service offerings in certain industries. In addition to government activity privacy advocacy groups and the marketing and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. The costs of compliance with and other burdens imposed by, the foregoing laws, regulations, policies and actions may limit the use and adoption of our software solutions and reduce overall demand for it, or lead to significant fines, penalties or liabilities for any noncompliance or loss of any such action.
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

The regulatory framework for privacy issues is evolving worldwide and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the digital advertising industry in particular. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that could affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. The U.S. government, including the FTC and the Department of Commerce, has announced that it is reviewing the need for greater regulation of the collection of consumer information, including regulation aimed at restricting some targeted advertising practices. As stated previously, the Court of Justice of the European Union invalidated the “U.S.-EU Safe Harbor framework,” which created a safe harbor under the European Data Protection Directive for certain European data transfers to the U.S. We had not self-certified under this regime and therefore were not directly affected by this decision. In July 2016, the European Commission approved the Privacy Shield, which is a set of principles and related rules that are intended to replace the U.S.-EU Safe harbor framework. Stricter regulation of European data transfers to U.S. in future may impact our ability to serve European customers effectively, or require us to open and operate data centers in the European Union which could result in a higher cost of doing business in these jurisdictions.
In particular, the GDPR extends the jurisdictional scope of European data protection law. As a result, we are subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide revenue. Complying with any new regulatory requirements could force us to incur substantial costs or require us to change our business practices in a manner that could reduce our revenue or compromise our ability to effectively pursue our growth strategy.
The FTC has also adopted revisions to the COPPA that expand liability for the collection of information by operators of websites and other electronic solutions that are directed to children. The FTC continues to provide guidance and clarification as to its 2013 revisions of COPPA, and until December 2019 the FTC was soliciting public comments related to COPPA. FTC guidance or enforcement precedent may make it difficult or impractical for us to provide advertising on certain websites, services or applications. In addition, the FTC recently fined an ad network for certain methods of collecting and using data from mobile applications, including certain applications directed at children and failing to disclose the data collection to mobile application developers in their network.
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
In addition to compliance with government regulations, we voluntarily participate in trade associations and industry self-regulatory groups that promulgate best practices or codes of conduct addressing the provision of internet advertising. We could be adversely affected by changes to these guidelines and codes in ways that are inconsistent with our practices or in conflict with the laws and regulations of U.S. or international regulatory authorities. For instance, new guidelines, codes, or interpretations, by self-regulatory organizations or government agencies, may require additional disclosures, or additional consumer consents, such as “opt-in” permissions to share, link or use data, such as health data from third parties, in certain ways. If we fail to abide by, or are perceived as not operating in accordance with, industry best practices or any industry guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertisers and digital media partners.
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
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships could subject us to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with the Business Combination. At December 31, 2019, we had federal net operating loss carryforwards of approximately $106.6 million, of which $21.0 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2019, we had state and local net operating loss carryforwards of approximately $53.2 million, which will begin to expire in 2030.
We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2019. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
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
Our inability to attract, develop and retain key personnel could have an adverse effect on our relationships with our technology partners and customers and adversely affect our ability to expand our technology offerings and services. Moreover, our inability to train our sales, services and technical personnel effectively to meet the rapidly changing technology needs of our customers could cause a decrease in the overall quality and efficiency of such personnel. Such consequences could adversely affect our business, results of operations, or financial condition.
It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our common stock on Nasdaq.
We may be unable to attract and retain qualified officers, directors and members of board committees required for publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and Nasdaq heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq could be adversely affected.
Our ability to attract and retain business and personnel may depend on our reputation in the marketplace.
We believe our brand name and our reputation in the marketplace are important corporate assets that help distinguish our technology offerings and services from those of competitors and contribute to our ability to recruit and retain talented personnel, in particular our engineers and consulting professionals. However, our corporate reputation is potentially susceptible to material damage by events such as disputes with customers, cybersecurity breaches, service outages, internal control deficiencies, delivery failures, or compliance violations. Similarly, our reputation could be damaged by actions or statements of current or former customers, directors, employees, competitors, vendors, partners, joint ventures or joint venture partners, adversaries in legal proceedings, legislators, or government regulators, as well as members of the investment community or the media. There is a risk that negative information about us, even if based on rumor or misunderstanding, could adversely affect our business. Damage to our reputation could be difficult, expensive and time-consuming to repair, could make potential or existing customers reluctant to select us for new engagements, resulting in a loss of business and could adversely affect our recruitment and retention efforts. Damage to our reputation could also reduce the value and effectiveness of our brand name and could reduce investor confidence in us, adversely affecting our share price.
The requirements of being a public company may strain our systems and resources, divert management’s attention and be costly.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of Nasdaq. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time consuming and costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations.
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
We are an “emerging growth company,” and the reduced reporting requirements applicable to emerging growth companies may make our common stock less attractive to investor
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years after our Initial Public Offering in 2016, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. As permitted under the JOBS Act, we have irrevocably elected to delay adopting new or revised accounting standards until such time as those standards apply to private companies, unless an early adoption provision is available to private companies.
Our business is subject to the risks of natural disasters, public health crises, political crises and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, mudslides, fire or flood, could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have an office and at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and ad operations work is located in California. We also have corporate offices in Texas and Florida, both of which are susceptible to floods and hurricanes. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas or Florida. In late 2019, a strain of the Wuhan coronavirus was reported to have surfaced in China and subsequently spread to the United States. At this point, the extent to which COVID-19 may impact our results is unknown. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to our Token Offerings and Digital Currencies
We have raised capital to fund a Token Generation Event, pursuant to a Rule 506(c) of Regulation D offering by our wholly-owned subsidiary, PhunCoin, Inc., of rights to receive future PhunCoin. Through our wholly-owned subsidiary, Phun Token International, we may sell Phun. There can be no assurance that PhunCoin or Phun will ever be issued and, any significant difficulties we, PhunCoin, Inc., or Phun Token International may experience with the offerings of PhunCoin or Phun could result in claims against us. Additionally, the Token Generation Event and the offerings of PhunCoin and Phun could subject us to various other business and regulatory uncertainties.

In June 2018, PhunCoin, Inc. launched an offering to raise capital by offering investors the right to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2019, a total of $1.2 million has been raised in both Rights offerings.

During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, by its wholly owned subsidiary, Phun Token International, which enables consumers to participate in our blockchain-enabled data exchange and mobile loyalty ecosystem. As of December 31, 2019, no Phun has been sold.

We will use our commercially reasonable efforts to cause PhunCoin, Inc. and Phun Token International to develop and issue PhunCoin and Phun, respectively, but there is no assurance that such efforts will be successful. The Token Generation Event, defined as the launch of the Token Ecosystem, may not be consummated or the sales of Phun may not result in substantial proceeds. If the Token Generation Event is not consummated or Phun is not adopted commercially, we may have to reduce our planned expenditures. Also, any significant difficulties we may experience with the Token Generation Event or the development of PhunCoin or Phun could result in claims against us which could have a material adverse effect on the Company and its stockholders.
There has been limited precedence set for financial accounting of digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.

There has been limited precedent set for the financial accounting of digital assets, including accounting for the issuance of our digital assets, PhunCoin and Phun. It is unclear how the Company will be required to account for issuances of its own digital assets and the digital assets it holds on its balance sheet. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operations. Such circumstances could have a material adverse effect on the ability of the Company to continue as a going concern or to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account, including PhunCoin and Phun, to the detriment of the Company's investors.

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have a material adverse effect on PhunCoin, Inc.'s and Phun Token International's business plans, which may have a material adverse effect on the Company and its stockholders.

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
Because PhunCoin will be a digital asset built and transacted initially on top of existing third-party blockchain technology, Phunware is reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.
Reliance upon another blockchain technology to create the Token Ecosystem subjects us and Token Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers' blockchain protocol, which may cause PhunCoin or Phun to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the network.
The PhunCoin Ecosystem is designed to distribute PhunCoin or Phun to consumers in exchange for their agreement to provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.
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
There can be no assurances that PhunCoin, Phun or a user’s data will be fully secure, which may result in impermissible transfer, a complete loss of users’ PhunCoin, Phun or data on the Token Ecosystem or an unwillingness of users to access, adopt and utilize PhunCoin and Phun, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin, Phun or users’ data may materially and adversely affect PhunCoin, Phun and the Token Ecosystem. There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the Token Ecosystem’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Token Ecosystem, PhunCoin and Phun. We may be compelled to disclose personal information about a user or users of the Token Ecosystem to federal or state government regulators or taxation authorities.  Accordingly, certain information concerning users may be shared outside Phunware.
The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of PhunCoin and Phun.
Regulation of digital assets, like PhunCoin and Phun, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with PhunCoin and Phun could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of Phunware to maintain PhunCoin and Phun, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.
Risks Related to Capitalization Matters and Corporate Governance
We require significant additional capital funding and such capital may not be available to us.

Our operating expenses may be higher than our net revenue for the foreseeable future, we currently lack sufficient working capital, and we do not currently have financing available to pay all liabilities as they are scheduled to come due in the next twelve months. We are working on several contingency plans within our control to conserve existing liquidity through the reduction of discretionary expenses. We are also exploring various alternatives including debt and equity financing vehicles, alternative offerings (including our token offerings) and strategic partnerships.
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
Additionally, even if we raise sufficient capital through additional equity or debt financings, strategic alternatives or otherwise, there can be no assurance that the revenue or capital infusion will be sufficient to enable us to develop our business to a level where it will be profitable or generate positive cash flow. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. Equity or debt financings may include additional instruments, such as warrants, to be issued in conjunction with that financing, which could further dilute existing stockholders. If we incur additional debt, a substantial portion of our operating cash flow may be dedicated to the payment of principal and interest on such indebtedness, thus limiting funds available for our business activities. The debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt securities issued could also impose significant restrictions on our operations. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings.
Our warrants currently outstanding may and could be exercised on a cashless basis. As a result, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest. Broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance and may adversely impact our ability to raise additional funds. If we raise additional funds through collaborations and/or licensing arrangements, we might be required to relinquish significant rights to our technologies, or grant licenses on terms that are not favorable to us.
Our subsidiary, PhunCoin, Inc., launched an offering to raise capital in 2018 by offering investors Rights to acquire PhunCoin. During the second quarter of 2019, we announced the launch of a separate token, Phun. During the second quarter of 2019, Phunware’s board of directors authorized the issuance of $20 million of convertible promissory notes, and in October 2019, our board of directors authorized the issuance of $20 million of promissory notes (collectively, the “Debt Offerings”). As of December 31, 2019, $1.1 million had been raised in the Debt Offerings, $1.2 million had been raised in PhunCoin Rights, and the Company had not sold any Phun. The Company currently does not anticipate additional capital raise from PhunCoin Rights. There can be no assurance that the Company will be able to obtain additional funding via these capital raises or at all, and there can be no assurances that the Company will be able to obtain additional funding on satisfactory terms.
A substantial number of shares of our common stock may be issued pursuant to the terms of an outstanding Senior Convertible Note, which could cause the price of our common stock to decline.

On March 20, 2020 we issued a Senior Convertible Note in the principal amount of $3,000,000 (the “Convertible Note”) to an institutional investor. The Convertible Note is convertible into shares of our common stock immediately after issuance at an initial conversion price of $3.00 per share.

Furthermore, the number of shares of common stock to be issued may be substantially greater, if the interest on the Convertible Note is paid in shares of our common stock or the Convertible Note is converted into shares of common stock in accordance with the installment conversion process. In such cases the number of shares issued will be determined based on the then current market price. We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under the Convertible Note.

The Convertible Note likely will be converted only at times when it is economically beneficially for the holder to do so, and we are entitled to pay interest in shares and make installment conversions only at a price per share that is at a discount to the then current market price. The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline.

The requirement that we repay the Convertible Note and interest thereon in cash under certain circumstances, and the restrictive covenants contained in the Convertible Note, could adversely affect our business plan, liquidity, financial condition, and results of operations.

We may be required to repay the Convertible Note and interest thereon in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we will be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of a Change of Control (as defined in the Convertible Note). In addition, the Convertible Note contains restrictive covenants, including financial covenants. These obligations and covenants could have important consequences on our business. In particular, they could:

•require us to dedicate a substantial portion of our cash flow from operations to make payments on the Convertible Note;

•limit, among other things, our ability to borrow additional funds and otherwise raise additional capital, and our ability to conduct acquisitions, joint, ventures or similar arrangements, as a result of our obligations to make such payments and comply with the restrictive covenants in the Convertible Note;

•limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

•increase our vulnerability to general adverse economic and industry conditions; and

•place us at a competitive disadvantage compared to our competitors that have lower fixed costs.

In the event we are required to repay the Convertible Note in cash, we may seek to refinance the remaining balance, by either refinancing with the holder of the Convertible Note, by raising sufficient funds through a sale of equity or debt securities or by obtaining a credit facility. No assurances can be given that we will be successful in making the required payments under the Convertible Note, or in refinancing our obligations on favorable terms, or at all. Should we determine to refinance, it could be dilutive to shareholders.

If we are unable to make the required cash payments, there could be a default under the Convertible Note. In such event, or if a default otherwise occurs under the Convertible Note, including as a result of our failure to comply with the financial or other covenants contained therein, the holder of the Convertible Note could require us to immediately repay 115% of the outstanding principal and interest on the Convertible Note in cash.
The price of our common stock and warrants has been, and may continue to be, volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price and volume of our common stock and warrants have fluctuated, and may continue to fluctuate, substantially due to a variety of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock.

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

Specifically, while we cannot state for certainty what circumstances are causing volatility in our stock price, such volatility may be attributable in part to the following factors:
•price and volume fluctuations in the overall stock market from time to time;
•the announcement of new products, solutions or technologies, investments, commercial relationships, acquisitions or other events by us or our competitors;
•fluctuations in the trading volume of our shares or the size of our public float, especially considering that we became a publicly-listed company through the Business Combination with a special purpose acquisition company, and that the trading price of our common stock since the consummation of the Business Combination has been very volatile on a relatively low public float for our trading volume;
•changes in how customers perceive the benefits of our products and future offerings;
•the addition or departure of key personnel;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•sales of large blocks of our common stock or warrants;
•developments concerning intellectual property rights;
•changes in legal, regulatory and enforcement frameworks impacting our products;
•variations in our and our competitors’ results of operations;
•whether our results of operations meet the expectations of securities analysts or investors;
•actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•actual or perceived significant data breach involving our products or website;
•litigation involving us, our industry or both;
•governmental or regulatory actions or audits;
•general economic conditions and trends;
•flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed; and
•major catastrophic events in our domestic and foreign markets, such as, but not limited to, natural disasters, terrorist attacks, cyber attacks or disease outbreak, epidemic or pandemic.
As a result of the offering covered by the Registration Statement on Form S-1 (as amended), which was declared effective on May 14, 2019, the number of shares of our common stock that are in the public float increased due to shares issued upon the exercise of outstanding warrants. Such shares, which are now registered are in the hands of stockholders who are not subject to lock-ups. This resulted in a larger public market for our shares, and may or may not normalize the trading price and reduce volatility in the stock price.
Our executive officers, directors and holders of 5% or more of our common stock collectively beneficially own approximately 20% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
As of December 31, 2019, our executive officers, directors and each of our stockholders who own 5% or more of our outstanding common stock and their affiliates, in the aggregate, beneficially own approximately 20% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our stock price and trading volume could be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock could decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
Sales of substantial amounts of our common stock in the public markets, or the perception that such sales could occur, could reduce the price that our common stock might otherwise attain.
Sales of a substantial number of shares of our common stock and warrants in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock and warrants and may make it more difficult for you to sell your common stock or warrants at a time and price that you deem appropriate.
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
Our certificate of incorporation and bylaws and the Delaware General Corporation Law ("DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore could depress the trading price of our common stock and warrants. These provisions could also make it difficult for stockholders to take certain actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;

•the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•the requirement that directors may only be removed from our board of directors for cause;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, chief executive officer or president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Phunware.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Austin, Texas, where we currently lease approximately 10,600 square feet under the lease agreement set to expire in 2022. We also lease facilities in Irvine, California; San Diego, California; and Miami, Florida. We believe our current facilities are adequate to meet our ongoing needs and that, to accommodate growth, we will seek additional facilities as needed to satisfy our growth.
Item 3. Legal Proceedings.
On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in the Company's complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd. ("Fetch") - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or the Company (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). Phunware filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, the Company retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17 million from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. On October 1, 2019, Alan S. Knitowski

(“Knitowski”) filed his Motion to Quash Service of Summons, which was denied on October 29, 2019. On October 7, 2019, D. Stasiuk, M. Borotsik, and A. Cook filed their Motion to Quash Service of Summons, which was denied on December 17, 2019. On December 2, 2019, the case was reassigned for all purposes to Judge Cheng of the Superior Court of California, San Francisco County (Department 613). On January 22, 2020, the Court assigned the case to Judge Wiss of the Superior Court of California, San Francisco County (Department 305) for purposes of trial. On March 13, 2020, the Court ordered Phunware to pay $78 thousand in monetary sanctions based on a discovery motion brought by Uber. Discovery is continuing. On March 13, 2020, the Court announced that jury trials will be continued for 90 days from the date they have been scheduled in response to the COVID-19 pandemic. The Company maintains that its claims against Uber are meritorious and that Uber’s claims against the Company are not. However, Phunware makes no predictions on the likelihood of success of prevailing on its contract action against Uber or on the likelihood of defeating Uber’s claims against the Company.

On December 17, 2019, certain stockholders (the "Plaintiffs") filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas (the "Lawsuit"). The Plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. According to the Plaintiffs, the price of Phunware stock dropped significantly during the lock up period. The Plaintiffs seek unspecified damages in excess of one million dollars. The Company maintains the Plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the Lawsuit. All defendants have answered. No discovery has been issued, and no trial setting or scheduling order is in place.

On March 9, 2020, Ellenoff Grossman & Schole LLP (the "Plaintiffs" or “EGS”) filed a complaint against the Company. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). The Plaintiffs are seeking monetary damages in the amount of $690 thousand for alleged unpaid invoices related to legal services rendered in conjunction with the Reverse Merger and Recapitalization for Stellar, plus legal and court costs. The Company has 30 days to respond to the complaint. The Company has $690 thousand in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2019 and 2018 related to the alleged unpaid invoices.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Following the Business Combination, common stock, $0.0001 par value, and warrants began trading on the Nasdaq Capital Market on December 28, 2018 under the symbols “PHUN” and “PHUNW”, respectively. Prior to the Business Combination, our common stock and warrants traded on the Nasdaq Capital Market under the symbols "STLR" and "STLRW", respectively. Our common stock and warrants commenced public trading under these symbols on October 10, 2016.
Holders
On March 23, 2020, there were approximately 149 holders of record of our common stock and 90 holders of record of our warrants. We believe the number of beneficial owners of our common stock and warrants are substantially greater than the number of record holders because a large portion of our outstanding common stock and warrants are held of record in broker “street names” for the benefit of individual investors.
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

Authorized Shares. As of December 31, 2019, a total of 2,436,968 equity awards were outstanding under the 2018 Plan, and 205,206 shares are reserved for future issuance pursuant to the 2018 Plan. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Business Combination, are assumed in connection with the Business Combination, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Business Combination, are forfeited to or repurchased by us. As of December 31, 2019, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 1,471,669.

The number of shares of common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year beginning in fiscal 2019, equal to the least of:

•10% of the post-closing outstanding shares of common stock;
•5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or
•such other amount as our board of directors may determine.

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

Authorized Shares. 272,942 shares of common stock are available for sale under the 2018 ESPP. The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the least of:

•3% of the expected post-closing outstanding shares of common stock;
•1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or
•such other amount as the administrator may determine.

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

Eligibility. Any eligible employee on a given enrollment date will be eligible to participate in the 2018 ESPP. Generally, all of our employees will be eligible to participate if they are employed by the Company, or any participating subsidiary, for at least 20 hours per week and more than five months in any calendar year. However, an employee may not be granted rights to purchase shares of common stock under the 2018 ESPP if such employee:

•immediately after the grant would own capital stock and/or hold outstanding options to purchase 5% or more of the total combined voting power or value of all classes of capital stock; or
•hold rights to purchase shares of common stock under all of our employee stock purchase plans that accrue at a rate that exceeds $25,000 worth of shares of common stock for each calendar year.

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

Authorized Shares. The 2009 Plan terminated in connection with the consummation of the Business Combination, and accordingly, no shares will be available for issuance under the 2009 Plan following the consummation of the Business Combination. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2019, options to purchase 1,465,450 shares of our common stock remained outstanding under the 2009 Plan.

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

Amendment; Termination. The Phunware board of directors has the authority to amend, alter, suspend or terminate the 2009 Plan, provided such action will not impair the existing rights of any participant, unless mutually agreed to in writing between the participant and the administrator. As noted above, upon the consummation of the Business Combination, the 2009 Plan terminated, and no further awards will be granted thereunder. All outstanding awards will continue to be governed by their existing terms.
Stock Performance Graph
Not required for smaller reporting companies.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
Not required for smaller reporting companies.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this section to “we,” “us,” "our" or “the Company” refer to Phunware. References to “management” or “management team” refer to Phunware’s officers and directors.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Phunware’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Report.
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

Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen as a Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Its offerings include:
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
•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization; and
•Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media campaigns.
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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. We generally sign multiple-year platform subscriptions and services contracts and invoice an initial annual amount at contract signing followed by subsequent annual invoices. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of December 31, 2019 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth the backlog and deferred revenue:

	Period Ended December 31,
	2019	2018
	(in thousands)
Backlog	$5,496	$16,730
Deferred revenue	7,124	8,251
Total backlog and deferred revenue	$12,620	$24,981

Dollar-based Revenue Retention Rate, based on platform subscriptions and services revenue. We calculate dollar-based revenue retention rate, based on platform subscriptions and services revenue, expressed as a percentage, by dividing total revenue in the current 12-month period from those customers who were customers during the prior 12-month period by total revenue from the customers in the prior 12-month period. We believe that our ability to retain our customers and expand their use of our solutions over time is an indicator of the stability of our revenue base and the long-term value of our customer relationships. Our revenue retention rate provides insight into the impact on current period revenue of the number of new customers acquired during the prior 12-month period, the timing of our implementation of those new customers, growth in the usage of our solutions by our existing customers and customer attrition. If our revenue retention rate for a period exceeds 100%, this means that the revenue retained during the period including expansion and upsells more than offset the revenue that we lost from customers that did not renew their contracts during the period. Our revenue retention rate may decline or fluctuate as a result of a number of factors, including customers’ satisfaction or dissatisfaction with our platform, pricing, economic conditions or overall reductions in our customers’ spending levels.
The following table sets forth the dollar-based revenue retention rates:

	Period Ended December 31,
	2019	2018
Dollar-based revenue retention rate	76%	94%
Our dollar-based revenue retention rate decreased during the periods presented above mainly due to the conclusion and non-renewal of our statement of work with Fox Networks Group as of September 30, 2019.
Non-GAAP Financial Measures
Adjusted Net Revenues, Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
Our non-GAAP financial measures include adjusted net revenues, adjusted gross profit, adjusted gross margin and adjusted EBITDA (our "non-GAAP financial measures"). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget, and (iv) to evaluate the performance and effectiveness of operational strategies.
Our non-GAAP financial measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net loss, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:
•Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating its ongoing operating performance for a particular period;
•Our non-GAAP financial measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations, and;
•other companies in our industry may calculate our non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations to our non-GAAP financial measures by relying primarily on its GAAP results and using our non-GAAP financial measures only for supplemental purposes. Our non-GAAP financial measures include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs, including transaction costs and the income tax impact of adjustments in order to facilitate a more useful period-over-period comparison of its financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.
The following table sets forth the non-GAAP financial measures we monitor.

	Year Ended December 31,
	2019	2018
	(in thousands)
Adjusted net revenues (1)	$19,150	$22,455
Adjusted gross profit (2)	$10,311	$10,748
Adjusted gross margin (2)	53.8%	47.9%
Adjusted EBITDA (3)	$(10,173)	$(16,997)
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
Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net revenues	$19,150	$30,883
Less: One-time revenue adjustments	—	(8,428)
Adjusted net revenues	$19,150	$22,455

	Year Ended December 31,
	2019	2018
	(in thousands)
Gross profit	$10,130	$19,081
Less: One-time revenue adjustments	—	(8,428)
Add back: Amortization of intangibles	35	50
Add back: Stock-based compensation	146	45
Adjusted gross profit	$10,311	$10,748
Adjusted gross margin	53.8%	47.9%

	Year Ended December 31,
	2019	2018
	(in thousands)
Net loss	$(12,871)	$(9,803)
Add back: Depreciation and amortization	328	434
Add back: Interest expense	581	724
Add back/less: Income tax (expense) benefit	5	(374)
EBITDA	(11,957)	(9,019)
Less: One-time revenue adjustments	—	(8,428)
Add Back: Stock-based compensation	1,784	450
Adjusted EBITDA	$(10,173)	$(16,997)

The one-time revenue adjustments of $8.4 million noted above for the year ended December 31, 2018 relate to an application transaction partner released the Company from a liability of $6.3 million, $1.6 million from the expiration of a platform subscription and services partner arrangement and $0.5 million related to a platform subscription and services customer contract settlement.
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
Application Transaction Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks, or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks, or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions, cost per click and cost per action. In addition, we generate application transaction revenue thru in-app purchases from application on our platform.

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
Operating Expenses
Our operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, commissions.
Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay and benefits related to sales personnel, along with travel expenses, other employee related costs, including stock-based compensation and expenses related to marketing programs and promotional activities. We expect our sales and marketing expense to increase in absolute dollars as we increase our sales and marketing organizations as we plan to increase revenue but may fluctuate as a percentage of our total revenue from period to period.
General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, bad debt expenses and other administrative costs such as facilities expenses, professional fees and travel expenses. We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, we expect that our general and administrative expenses will increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
Research and Development Expense. Research and development expenses consist primarily of employee compensation costs and overhead allocation. We believe that continued investment in our platform is important for our growth. As a result, we expect our research and development expenses will increase in absolute dollars as our business grows but may fluctuate as a percentage of revenue from period to period.
Interest Expense

Interest expense includes factoring fees associated related to our factoring financing arrangement and interest related to our outstanding debt.

Our board of directors has authorized two different debt offerings allowing the Company to seek up to $20 million in each debt offering.

Refer to Note 7 "Factoring Agreement" and Note 8 "Debt" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our factoring arrangement and debt offerings, respectively.

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on its interest expense.

Other Expense

Other expenses consist primarily of an impairment on digital currencies and expenses in excess of proceeds related to the Company's Business Combination in 2018.
  Income Tax Benefit

We are subject to U.S. Federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations (In thousands, except per share information)
The following tables set forth our consolidated financial data in dollar amounts and as a percentage of total revenue.

	Year Ended December 31,
	2019	2018
Net revenues	$19,150	$30,883
Cost of revenues	9,020	11,802
Gross profit	10,130	19,081
Operating expenses:
Sales and marketing	2,706	5,417
General and administrative	15,403	13,562
Research and development	4,333	6,965
Total operating expenses	22,442	25,944
Operating loss	(12,312)	(6,863)
Other income (expense):
Interest expense	(581)	(724)
Fair value adjustment for warrant liabilities	—	(54)
Impairment of digital currencies	—	(334)
Other income (expense)	27	(2,202)
Total other expense	(554)	(3,314)
Loss before taxes	(12,866)	(10,177)
Income tax (provision) benefit	(5)	374
Net loss	(12,871)	(9,803)
Cumulative translation adjustment	36	(71)
Comprehensive loss	$(12,835)	$(9,874)

Loss per share, basic and diluted	$(0.35)	$(0.38)

Weighted-average common shares used to compute loss per share, basic and diluted	36,879	25,556
Comparison of Fiscal Years Ended December 31, 2019 and 2018
Revenue

	Year Ended December 31,		Change
	2019	2018	Amount	%
Revenue	(in thousands)
Platform subscriptions and services	$17,243	$19,409	$(2,166)	(11.2)%
Application transaction	1,907	11,474	(9,567)	(83.4)%
Total revenue	$19,150	$30,883	$(11,733)	(38.0)%
Platform subscriptions and services as a percentage of total revenue	90.0%	62.8%
Application transactions as a percentage of total revenue	10.0%	37.2%
Total revenue decreased $11.7 million, or (38.0)%, in the year ended December 31, 2019 compared to the corresponding period in 2018.
Platform subscriptions and services revenue decreased $2.2 million, or (11.2)% driven by the completion of SOW with Fox on September 30, 2019, which caused a decrease of $3.3 million in revenue year-over-year, and one-time revenue item of $1.4 million related to the expiration of a partner arrangement in 2018. These decreases were partially offset by increases in revenue related to Houston Methodist and American Made Media.

Application transaction revenue decreased 9.6 million, or (83.4)%, due to the Company being released from a revenue share liability of $6.3 million from an application transaction partner, in 2018, which the Company then recorded as revenue. Other loss contribution of application transaction revenue is due to decreased or ceased advertising campaigns.
During our fiscal years ended December 31, 2019 and 2018, the Company had a concentration of net revenues with key customers. Revenue from Fox Networks Group recorded as platform subscriptions and services revenue was 50% compared to 42% of total revenue for the years ended December 31, 2019 and 2018, respectively. Revenue from Fetch Media Ltd. recorded as application transaction revenue was 21% of total revenue for 2018. No other customer was greater than 10% or more of total revenue in 2019 or 2018.
As noted on our Current Report on Form 8-K filed with the SEC on October 4, 2019, we completed our contractual obligations under our statement of work with Fox Networks Group ("Fox") as of September 30, 2019. While our master services agreement with Fox (setting forth general terms and conditions) remains in place, we do not have any active statements of work with Fox. Revenue from Fox was approximately $9.5 million and $12.8 million for years ended December 31, 2019 and 2018, respectively. See the subheading titled, "Concentrations of Credit Risk” in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Cost of Revenue
Platform subscriptions and services	$8,538	$9,628	$(1,090)	(11.3)%
Application transaction	482	2,174	(1,692)	(77.8)%
Total cost of revenue	$9,020	$11,802	$(2,782)	(23.6)%
Gross Profit
Platform subscriptions and services	$8,705	$9,781	$(1,076)	(11.0)%
Application transaction	1,425	9,300	(7,875)	(84.7)%
Total gross profit	$10,130	$19,081	$(8,951)	(46.9)%
Gross Margin
Platform subscriptions and services	50.5%	50.4%
Application transaction	74.7%	81.1%
Total gross margin	52.9%	61.8%
Total gross profit decreased $9.0 million, or (46.9)%, in the year ended December 31, 2019 compared to the corresponding period of 2018 primarily attributable to an application transaction partner release of the Company from its liability to them in the amount of $6.3 million in 2018, as well as the other decreases in revenue discussed above.
Operating Expenses

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$2,706	$5,417	$(2,711)	(50.0)%
General and administrative	15,403	13,562	1,841	13.6%
Research and development	4,333	6,965	(2,632)	(37.8)%
Total operating expenses	$22,442	$25,944	$(3,502)	(13.5)%
Sales and Marketing
Sales and marketing expense decreased $2.7 million, or (50.0)% for the year ended December 31, 2019 compared to the corresponding period of 2018 primarily due to $1.9 million of reduced employee compensation costs due to lower headcount and $0.8 million related to other expenditure decreases such as marketing events, related software, contractor spend, and travel.
General and Administrative
General and administrative expense increased 1.8 million, or 13.6%, for the year ended December 31, 2019, compared to the corresponding period of 2018, primarily due to increase in stock-based compensation expense from awards granted during 2019 of $1.1 million and an increase of $0.9 million in legal fees mainly related to our litigation with Uber Technologies, Inc. (“Uber”), as described in detail in the section titled “Legal Proceedings,”. Other increases include professional costs such as consulting fess and increased insurance costs related to director and officers insurance for public company coverage and franchise tax. These increases were partially offset by a reduction of $1.4 million, mainly related to merger cost, software and IT expenditures.
Research and Development
Research and development expense decreased 2.6 million, or (37.8)% for the year ended December 31, 2019, compared to the corresponding period of 2018 as a result of $2.8 million decreased employee headcount and contract spend. These decreases are primarily offset with an increase in stock-based compensation expense from awards granted during 2019 of $0.2 million.
Other income (expense)

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Other income (expense)
Interest expense	$(581)	$(724)	$143	(19.8)%
Fair value adjustment for warrant liabilities	—	(54)	54	—%
Fair value adjustment for digital currencies	—	(334)	334	—%
Other income (expense)	27	(2,202)	2,229	(101.2)%
Total other expense	$(554)	$(3,314)	$2,760	(83.3)%
Interest expense decreased $0.1 million for the year ended December 31, 2019, compared to the corresponding period of 2018, primarily related to the amount of financing used under our factoring financing arrangement.
Total other expense decreased $2.8 million for the year ended December 31, 2019, compared to the corresponding period of 2018 primarily related to expenses related to the Business Combination incurred in 2018.
Liquidity and Capital Resources
Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") requires management to assess our ability to continue as a going concern for one year after the date the financial statements are issued. The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. The Company continues to focus on growing its revenues. Accordingly, operating expenditures may exceed the revenue it expects to receive for the foreseeable future. Additionally, the Company has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future. Future plans may include obtaining new debt financings and credit lines, while utilizing existing, expanding credit lines, issuing our equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through one year from the issuance of these financial statements.
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases ("ASU 2016-02"). The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases.

For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. generally accepted accounting principles ("GAAP"), the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. In November 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-10 ("ASU 2019-10"). ASU 2019-10 delayed the effective date of ASU 2016-02 for certain types of businesses, including private companies. Under the JOBS Act, the Company has previously elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. Accordingly, this ASU is now effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Although earlier application is permitted, the Company plans to implement this guidance beginning the first quarter of its fiscal year 2021. The Company currently does not expect the ASU 2016-02 to materially impact our results of operations; although, based upon our current operating leases outstanding, we believe this guidance may have a material impact on our consolidated balance sheet. We do not plan on recasting prior periods.
During the second quarter of 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. However, at the holder’s election, interest payments may be deferred until the earlier of (i) repayment in full of all remaining unpaid principal, and (ii) conversion. The Convertible Notes mature on June 3, 2024. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares.
During the fourth quarter of 2019, the Company’s board of directors authorized the issuance of $20 million of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. Interest under the Notes is payable monthly beginning on November 30, 2019. During the term of the Notes, the Company will maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,		Change
	2019	2018	Amount	%
	(in thousands)
Consolidated statement of cash flows
Net cash used in operating activities	$(6,187)	$(6,592)	$405	(6.1)%
Net cash provided by investing activities	70	377	(307)	(81.4)%
Net cash provided by financing activities	99	12,316	(12,217)	(99.2)%
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
We utilized $6.2 million of cash from operating activities during 2019 primarily resulting from a net loss of $12.9 million, as adjusted for non-cash charges related to stock-based compensation of $1.8 million, depreciation and amortization of $0.3 million and allowance for doubtful receivables of $0.1 million. In addition, during 2019 certain changes in our operating assets and liabilities resulted in cash increases (decreases) as follows: $1.1 million from a increase in accrued expenses mainly related to accrued compensation, $0.7 million from an increase in accounts payable related to increase in payables for legal fees, $1.8 million from a decrease in accounts receivable mainly attributable to the conclusion of our statement of work with Fox, $0.6 million from deferred revenue and $0.2 million from prepaid expenses.

We utilized $6.6 million of cash from operating activities during 2018 primarily resulting from a net loss of $9.8 million, as adjusted for non-cash charges related to change in fair value of warrants of $1.3 million, stock-based compensation of $0.5 million, depreciation and amortization of $0.4 million, impairment of digital currencies of $0.3 million and allowance for doubtful receivables of $0.2 million, offset by decrease of deferred taxes of ($0.4) million. In addition, during 2018 certain changes in our operating assets and liabilities resulted in cash increases (decreases) as follows: ($5.8) million from a decrease in accrued expenses, $4.2 million from an increase in accounts payable, and $2.4 million from a decrease in accounts receivable.
Investing Activities
Investing activities during 2019 primarily consisted of proceeds received from the sale of digital currencies.
Investing activities during 2018 primarily consisted of cash proceeds from the sale of digital currencies, which was was partially offset by $(0.5) million for the issuance of a note receivable in 2018.
Financing Activities
Our financing activities during 2019 consist primarily of the proceeds from warrant exercises offset by redemptions of Series A convertible preferred stock. We acquired $0.1 million of cash from financing activities during 2019, primarily as follows: $6.1 million provided by warrant exercises; $1.1 million from our debt financings, which includes $0.2 million received from an affiliated associated with our Chief Executive Officer; $0.3 million from proceeds of exercises of options to purchase our common stock; and $0.2 million from proceeds received from PhunCoin deposits. These were offset by ($6.2) million in payments for the redemption of Series A convertible preferred stock and ($1.4) million in net payments on our factoring financing arrangement.
Our financing activities during 2018 consist primarily of the proceeds from common stock subscriptions and proceeds received from the sale of Series A preferred stock.. We acquired $12.3 million of cash from financing activities during 2018, primarily as follows: $5.4 million provided by common stock subscriptions; $0.6 million provided by net proceeds from our factoring financing agreement; and $6 million of proceeds from the sale of Series A preferred stock, net of issuance costs.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in Texas and offices in California and Florida, under non-cancellable operating lease agreements that expire through 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.7 million and $0.6 million for the years ended December 31, 2019 and 2018, respectfully.
The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,792	$791	$1,561	$1,231	$209

Future minimum lease obligations years ended December 31,	Lease Obligations
2020	$791
2021	836
2022	725
2023	622
2024	609
Thereafter	209
Total	$3,792

Off-Balance Sheet Arrangements

During the years ended December 31, 2019 and 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Summary of Significant Accounting Policies
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

The critical accounting policies requiring estimates, assumption and judgments that we believe have the most significant impact on our consolidated financial statements as described below. For further information on all of our significant accounting policies, see Note 2 entitled “Summary of Significant Accounting Policies” in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. When the timing of revenue recognition differs from the timing of invoicing, the Company uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms, and other circumstances. Generally, the Company determined that contracts do not include a significant financing component. The Company applies the practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less. Payment terms vary by contract type; however, contracts typically stipulate a requirement for the customer to pay within 30 days.
Transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. Amounts relating to remaining performance obligations on non-cancelable contracts include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2019, approximately $12,989 of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription and support and maintenance arrangements. The Company expects to recognize revenue on approximately 72% of these remaining performance obligations within the next 24 months and the remainder thereafter.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.
Platform Subscriptions and Services Revenue

The Company derives subscription revenue from software license fees, which comprise subscription fees from customers licensing the Company’s Software Development Kits (SDKs), which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. The Company’s contract terms generally range from one to three years. License fees are typically billed annually in advance.
Subscription revenue from SDK licenses gives the customer the right to access the Company’s MaaS platform. In accordance with Accounting Standards Codification ("ASC") 606, a ‘right to access’ license is recognized over the license period.
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
From time to time, the Company also provides professional services by outsourcing employees to customers on a time and materials basis. Revenues from these arrangements are recognized as the services are performed. The Company typically bills professional service customers in the month in which the services are performed.
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
Deferred Commissions
  We defer commission costs and amortize them in a manner consistent with how we recognize revenue. Key judgments that impact our commission expense include estimating our customer life and the determination of the impairment of commission assets we deem to be unrecoverable. We apply a practical expedient and expenses these costs as incurred if the amortization period is one year or less.

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
Revenue from Fox Networks Group (“Fox”) was 50% and 42% of total net revenues for the years ended December 31, 2019 and 2018, respectively. Revenue from Fetch Media Ltd. was 21% of total revenue for 2018.
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31, 2019	December 31, 2018
Fox Networks Group	—%	66%
HID Global	23%	—%
American Made Media Consultants, LLC	15%	—%
Presidio Networked Solutions LLC	11%	—%
MD Anderson	10%	—%
The Company completed its contractual obligations under its statement of work with Fox as of September 30, 2019. While the underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, the Company does not have any active statements of work with Fox.
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
The fair value used by the Company was derived from the market capitalization approach, whereby the Company utilizes the historical market price of its stock traded on the Nasdaq to estimate the fair value of its reporting unit. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.
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
The Company did not recognize any goodwill or intangible impairment losses in the years ended December 31, 2019 or 2018.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date of the award. The Company recognized stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award. The Company has not granted any awards with market or performance conditions. Forfeitures of all stock-based awards are accounted for when they occur.
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
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event of a change in the determination as to the amount of deferred tax assets that can be realized, an adjustment of the valuation allowance with a corresponding impact to the provision for income taxes will be made in the period in which such determination was made.
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
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue for loss contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
From time to time, we are involved in disputes, litigation, and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.
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
Recent Accounting Standards
Recent accounting standards applicable to our business are described under the subheading "Recently Adopted Accounting Policies" in Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Foreign Currency Risk

The functional currency of our foreign subsidiaries is generally the local currency. For all periods presented, the majority of our sales and operating expenses were denominated in U.S. dollars. Accordingly, we believe we have not had a material foreign currency risk associated with sales and cost-based activities. For the periods presented, our operations outside of the United States are not considered material; therefore, during the fiscal years ended December 31, 2019 and 2018, the effect of a hypothetical 10% change in foreign currency exchange rates applicable to our business would not have a material impact on our consolidated financial statements.

We believe the exposure to foreign currency fluctuation is immaterial at this time as the related costs do not constitute a significant portion of our total expenses. As we grow operations, our exposure to foreign currency risk may become more significant. For any of the periods presented, we did not enter into any foreign currency exchange contracts. We may, however, enter into foreign currency exchange contracts for purposes of hedging foreign exchange rate fluctuations on our business operations in future operating periods as our exposures are deemed to be material. For additional discussion on foreign currency risk, see Item 1A of Part I “Risk Factors” in this Annual Report on Form 10-K.
Interest Rate Sensitivity
We have historically had no cash equivalents balances, only cash balances. In the future we expect our cash and cash equivalents to be held in cash and short-term money market funds. Due to the short-term nature of these instruments, we believe that we will not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. During the fiscal years ended December 31, 2019 and 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.
We have a receivables factoring line and, in 2019, we issued notes in two different private placement offerings. As these instruments have a fixed annual interest rate, a hypothetical increase or decrease in overall market interest rates is not expected to have a material impact on our interest expense.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of:
Phunware, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Chance in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue in 2019 due to the adoption of the guidance in ASC 606, Revenue from Contracts with Customers.
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
Houston, TX
March 30, 2020

Phunware, Inc.
Consolidated Balance Sheets
(In thousands)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$276	$844
Accounts receivable, net	1,671	3,606
Prepaid expenses and other current assets	368	272
Total current assets	2,315	4,722

Property and equipment, net	24	66
Goodwill	25,857	25,821
Intangible assets, net	253	521
Deferred tax asset – long term	241	64
Restricted cash	86	5,500
Other assets	276	187
Total assets	$29,052	$36,881

Liabilities, redeemable convertible preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$10,159	$9,890
Accrued expenses and other	4,035	3,028
Deferred revenue	3,360	2,629
PhunCoin deposits	1,202	—
Factored receivables payable	1,077	2,434
Short term notes payable – related party	—	1,993
Total current liabilities	19,833	19,974

Debt (see Note 8)	1,105	—
Deferred tax liability	241	64
Deferred revenue	3,764	5,622
Deferred rent	83	17
Total liabilities	25,026	25,677

Commitments and contingencies (see Note 9)
Redeemable convertible preferred stock, $0.0001 par value (see Note 11)	—	5,377

Stockholders’ equity
Common stock, $0.0001 par value (see Note 12)	4	3
Additional paid-in capital	128,008	118,062
Accumulated other comprehensive loss	(382)	(418)
Accumulated deficit	(123,604)	(111,820)
Total stockholders’ equity	4,026	5,827
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$29,052	$36,881
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)

	Year Ended December 31,
	2019	2018
Net revenues	$19,150	$30,883
Cost of revenues	9,020	11,802
Gross profit	10,130	19,081
Operating expenses:
Sales and marketing	2,706	5,417
General and administrative	15,403	13,562
Research and development	4,333	6,965
Total operating expenses	22,442	25,944
Operating loss	(12,312)	(6,863)
Other income (expense):
Interest expense	(581)	(724)
Fair value adjustment for warrant liabilities	—	(54)
Impairment of digital currencies	—	(334)
Other income (expense)	27	(2,202)
Total other expense	(554)	(3,314)
Loss before taxes	(12,866)	(10,177)
Income tax (provision) benefit	(5)	374
Net loss	(12,871)	(9,803)
Cumulative translation adjustment	36	(71)
Comprehensive loss	$(12,835)	$(9,874)

Loss per share, basic and diluted	$(0.35)	$(0.38)

Weighted-average common shares used to compute loss per share, basic and diluted	36,879	25,556
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
			Common Stock
	Shares	Amount	Shares	Amount
Balances as of December 31, 2017	—	$—	24,559	$3	$110,265	$(102,017)	$(347)	$7,904
Exercise of stock options, net of vesting of restricted shares	—	—	276	—	152	—	—	152
Issuance of common stock, net of issuance costs			1,085	—	9,565			9,565
Issuance of Series A convertible preferred stock, net of issuance costs & fair value of warrants	6	5,377	—	—	—	—	—	—
Recapitalization related to Reverse Merger	—	—	1,333	—	(2,370)	—	—	(2,370)
Stock-based compensation expense	—	—	—	—	450	—	—	450
Cumulative translation adjustment	—	—	—	—	—	—	(71)	(71)
Net loss	—	—	—	—	—	(9,803)	—	(9,803)
Balances as of December 31, 2018	6	$5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	1,087	—	1,087
Exercise of stock options, net of vesting of restricted shares	—	—	506	—	287	—	—	287
Exercise of common stock warrants for cash	—	—	617	—	6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	1,784	—	—	1,784
Cumulative translation adjustment	—	—	—	—	—	—	36	36
Vesting of restricted stock units	—	—	45	—	—	—	—	—
Issuance of common stock for payment of bonus and legal fees	—	—	477	—	562	—	—	562
Net loss	—	—	—	—	—	(12,871)	—	(12,871)
Balances as of December 31, 2019	—	$—	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(12,871)	$(9,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	59	62
Loss on sale of digital currencies	4	21
Bad debt expense	114	167
Amortization of acquired intangibles	268	372
Change in fair value of warrants	—	1,329
Impairment of digital currencies	—	334
Stock-based compensation	1,784	450
Deferred income taxes	—	(387)
Changes in operating assets and liabilities:
Accounts receivable	1,817	2,439
Prepaid expenses and other assets	184	15
Accounts payable	740	4,156
Accrued expenses	1,133	(5,789)
Deferred revenue	581	42
Net cash used by operating activities	(6,187)	(6,592)

Investing activities
Proceeds received from sale of digital currencies	88	913
Payments for note receivable	—	(536)
Capital expenditures	(18)	—
Net cash provided by investing activities	70	377

Financing activities
Proceeds from convertible notes	1,105	—
Proceeds from PhunCoin deposits	212	—
Net (repayments) proceeds from factoring agreement	(1,357)	618
Proceeds from common stock subscriptions, net of issuance costs	—	5,448
Proceeds from warrant exercises	6,092	—
Proceeds from exercise of options to purchase common stock	287	152
(Redemptions, dividend payments) and issuances of Series A convertible preferred stock	(6,240)	6,000
Proceeds from Business Combination	—	98
Net cash provided for financing activities	99	12,316

Effect of exchange rate on cash and restricted cash	36	(65)
Net (decrease) increase in cash and restricted cash	(5,982)	6,036
Cash and restricted cash at the beginning of the period	6,344	308
Cash and restricted cash at the end of the period	$362	$6,344

Supplemental disclosure of cash flow information
Interest paid	$603	$712
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018
Supplemental disclosure of non-cash information
Common stock issuances from subscription payable	$—	$3,243
Warrants issued in conjunction with Reverse Merger and Recapitalization	$—	$1,106
Issuance of common stock for payment of bonus and legal fees	$562	$—
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	$1,993	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. (the “Company”) offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen as a Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. The Company’s MaaS technology is available in software development kit form for organizations developing their own application, via customized development services and prepackaged solutions. Through its integrated mobile advertising platform of publishers and advertisers, the Company provides in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, the Company is a Delaware corporation headquartered in Austin, Texas.
Reverse Merger
On February 27, 2018, Phunware entered into an Agreement and Plan of Merger, as amended (collectively, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, the Company consummated the transaction contemplated by the Merger Agreement (the “Reverse Merger and Recapitalization”). In connection with the closing of the Reverse Merger and Recapitalization, the registrant changed its name from Stellar Acquisition III, Inc. to Phunware, Inc. (“Successor”). Furthermore, the holders of Phunware’s preferred stock converted all of their issued and outstanding shares of preferred stock into shares of Phunware common stock at a conversion ratio of one share of common stock for each share of preferred stock (the “Preferred Stock Exchange”). Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Reverse Merger and Recapitalization (the “Effective Time”): (i) all shares of Phunware common stock and preferred stock (the “Phunware Stock”) issued and outstanding immediately prior to the Effective Time (after giving effect to the Preferred Stock Exchange) converted into the right to receive the Stockholder Merger Consideration (as defined below); (ii) each outstanding warrant to acquire shares of Phunware Stock was canceled, retired and terminated in exchange for the right to receive from the Successor a new warrant for shares of Successor common stock with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration, but with terms otherwise the same as the Phunware warrant (each, a “Replacement Warrant”); and (iii) each outstanding option to acquire Phunware Stock (whether vested or unvested) was assumed by the Successor and automatically converted into an option to acquire shares of Successor common stock, with its price and number of shares equitably adjusted based on the conversion of the shares of Phunware Stock into the Stockholder Merger Consideration (each, an “Assumed Option”). The shares of Successor common stock and the Transferred Sponsor Warrants to be transferred to Phunware stockholders are collectively referred to as “Stockholder Merger Consideration”. The per share Merger Consideration paid to Phunware Stockholders was 0.459 shares of Successor stock for each share of Phunware Stock.
Unless otherwise noted, the financial statements, footnotes, and basic and dilutive net loss per share presented give retroactive effect of the Reverse Merger and Recapitalization.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Going Concern
Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Under ASC 205-40, management has the responsibility to evaluate whether conditions and/or events raise substantial doubt about the Company’s ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

The Company’s assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. The Company continues to focus on growing its revenues. Accordingly, operating expenditures may exceed the revenue it expects to receive for the foreseeable future. Additionally, the Company has a history of operating losses and negative operating cash flows and expects these trends to continue into the foreseeable future.
Future plans may include obtaining new debt financings and credit lines, utilizing existing or expanding existing credit lines, issuing equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has therefore concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance of these financial statements.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Changes in Accounting Policies
On January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as amended (“ASU 2014-09” or "ASC 606"), and have revised certain related accounting policies in connection with revenue recognition and deferred costs as more fully described below. Other recently adopted accounting policies can found under the subheading "Recently Adopted Accounting Standards" below.
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
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. When the timing of revenue recognition differs from the timing of invoicing, the Company uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms, and other circumstances. Generally, the Company determined that contracts do not include a significant financing component. The Company applies the practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less. Payment terms vary by contract type; however, contracts typically stipulate a requirement for the customer to pay within 30 days.

Transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. Amounts relating to remaining performance obligations on non-cancelable contracts include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods. As of December 31, 2019, approximately $12,989 of revenue is expected to be recognized from remaining performance obligations, a majority of which is related to multi-year subscription and support and maintenance arrangements. The Company expects to recognize revenue on approximately 72% of these remaining performance obligations within the next 24 months and the remainder thereafter.
Significant Judgments
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.
Platform Subscriptions and Services Revenue
The Company derives subscription revenue from software license fees, which comprise subscription fees from customers licensing the Company’s Software Development Kits (SDKs), which includes accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. The Company’s contract terms generally range from one to three years. License fees are typically billed annually in advance.
Subscription revenue from SDK licenses gives the customer the right to access the Company’s MaaS platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period.
Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. The Company recognizes application development revenue upon the transfer of control of the completed application or application development services. The Company typically bills for application development revenue in advance at contract signing, but may at times, bill one-half in advance at contract execution and one-half upon completion.
Support and maintenance revenue is comprised of support fees for customer applications, software updates, and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. Support and maintenance is typically billed annually in advance.
When a customer contract consists of licensing, application development and support and maintenance, the Company considers these separate performance obligations, which would require an allocation of consideration.
From time to time, the Company also provides professional services by outsourcing employees to customers on a time and materials basis. Revenues from these arrangements are recognized as the services are performed. The Company typically bills professional service customers in the month in which the services are performed.
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
Deferred Commissions
 The Company defers commission costs and amortizes them in a manner consistent with how we recognize revenue. Key judgments that impact our commission expense include estimating our customer life and the determination of the impairment of commission assets we deem to be unrecoverable. The Company applies a practical expedient and expenses these costs as incurred if the amortization period is one year or less.

Changes in deferred commissions were as follows (in thousands):

Year Ended December 31, 2019
Balance, beginning of the period	$369
Deferral of commissions earned	171
Recognition of commission expense	(231)
Balance, end of the period	$309
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
Revenue from Fox Networks Group (“Fox”) was 50% and 42% of total net revenues for the years ended December 31, 2019 and 2018, respectively. Revenue from Fetch Media Ltd. was 21% of total revenue for 2018.
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31, 2019	December 31, 2018
Fox Networks Group	—%	66%
HID Global	23%	—%
American Made Media Consultants, LLC	15%	—%
Presidio Networked Solutions LLC	11%	—%
MD Anderson	10%	—%
The Company completed its contractual obligations under its statement of work with Fox as of September 30, 2019. While the underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, the Company does not have any active statements of work with Fox.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2019 or 2018.
As a result of the issuance of the Notes (defined and discussed further below), the Company had $86 in restricted cash as of December 31, 2019.
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

	December 31, 2019	December 31, 2018
Accounts receivable	$4,850	$6,882
Less allowances for doubtful accounts	(3,179)	(3,276)
Accounts receivable, net	$1,671	$3,606

Changes in the allowance for doubtful accounts are as follows:

	December 31, 2019	December 31, 2018
Balance as at beginning of period	$3,276	$3,089
Allowances for bad debt	114	167
Issuance of credit memos	(211)	20
Balance at end of period	$3,179	$3,276
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases.
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
The fair value used by the Company was derived from the market capitalization approach, whereby the Company utilizes the historical market price of its stock traded on the Nasdaq to estimate the fair value of its reporting unit. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit. Changes in the Company’s strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.
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
The Company did not recognize any goodwill or intangible impairment losses in the years ended December 31, 2019 or 2018.

Long-Lived Assets
Long-lived asset with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, the Company evaluates the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value.
The Company did not recognize any impairment losses during the years ended December 31, 2019 or 2018.
Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	December 31, 2019	December 31, 2018
Current deferred revenue
Platform subscriptions and services revenue	$3,278	$1,506
Application transaction revenue	82	133
PhunCoin deposits	—	990
Total current deferred revenue	$3,360	$2,629

Non-current deferred revenue
Platform subscriptions and services revenue	$3,764	$5,622
Total non-current deferred revenue	$3,764	$5,622
Total deferred revenue	$7,124	$8,251
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met. During the year ended December 31, 2019, the Company recognized revenue of $3,585 that was included in its deferred revenue balance as of balance as of December 31, 2018.
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, in addition to its current token, PhunCoin. As a result of this expanded dual token structure, the Company believes the economic substance and business characteristics of all previously issued PhunCoin Rights changed such that PhunCoin would be the investment vehicle in the Company's blockchain-enabled data exchange. As a result, the Company has reclassified all PhunCoin deposits from deferred revenue to a separate line item, "PhunCoin deposits," on its consolidated balance sheet as of December 31, 2019.
Leases
Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations or periods during the lease term where rent is not required, the Company recognizes rent expense based on allocating the total rent payable on a straight-line basis over the term of the lease excluding lease extension periods. The difference between rent payments and straight-line rent expense is recorded as deferred rent. Deferred rent that will be recognized during the succeeding 12-month period is recorded as the current portion of deferred rent and is included in accrued expenses and other and the remainder is recorded in deferred rent on the consolidated balance sheets.
Advertising Costs
Advertising costs are expensed as incurred. Total advertising costs were $0 and $225 for the years ended December 31, 2019 and 2018, respectively, and were included in sales and marketing expenses on the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date of the award. The Company recognized stock-based compensation expense for awards with only service conditions on a straight-line basis over the requisite service period of the related award. The Company has not granted any awards with market or performance conditions. Forfeitures of all stock-based awards are accounted for when they occur.
Retirement Plan
At December 31, 2019, the Company administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "IRC"). Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan during the years ended December 31, 2019 or 2018.
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet the more-likely-than-not threshold under ASC 740.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event of a change in the determination as to the amount of deferred tax assets that can be realized, an adjustment of the valuation allowance with a corresponding impact to the provision for income taxes will be made in the period in which such determination was made.
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company has not recognized interest or penalties on the consolidated balance sheets or statements of operations and comprehensive loss.
Redeemable Convertible Preferred Stock
In 2018, the Company issued 6,000 shares for aggregate cash proceeds of $6,000 from the Series A 8% convertible preferred stock financing (“Series A Financing”) in conjunction with the Reverse Merger and Recapitalization. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity.
Comprehensive Loss
The Company utilizes the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss at December 31, 2019 and 2018 was due to foreign currency translation adjustments.
Loss per Common Share
Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted shares subject to repurchase provisions relating to early exercises under the Company's 2009 Equity Incentive Plan were excluded from basic shares outstanding. Diluted loss per common share is computed by giving effect to all potential shares of common stock, including those related to the Company's outstanding warrants and stock equity plans, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.
As of December 31, 2019 and 2018, 6,219 and 40,707 shares were restricted, respectively, relating to early exercises of the Company’s 2009 Stock Option Plan and are excluded from basic shares outstanding for the years then ended.

Fair Value of Financial Instruments
Authoritative guidance on fair value measurements defines fair value, establishes a consistent framework for measuring fair value, and expands disclosures for each major asset and liability category measured at fair value on either a recurring or non-recurring basis. Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows
Level 1 — Observable inputs such as quoted prices in active markets.
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
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue for loss contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.
From time to time, we are involved in disputes, litigation, and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.
Subsequent Events

In accordance with U.S. GAAP, we have evaluated events that have occurred after the date of the financial statements through the date the financial statements are issued to determine if events or transactions occurring after the date of the financial statements require potential adjustment to or disclosure in the financial statements. See Note 17 for additional discussion on the Company’s subsequent events.
Emerging Growth Company
Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, will adopt the new or revised standard at the time private companies adopt the new or revised standard.
Recently Adopted Accounting Standards
In May 2014, the FASB and the International Accounting Standards Board jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under previous authoritative guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price, and allocating the transaction price to each separate performance obligation.
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
The following table sets forth the cumulative impact of the adoption of the new revenue standard for select condensed consolidated balance sheet line items:

	Balance at December 31, 2018	Adjustments due to ASU 2014-09	Balance at January 1, 2019
Assets:
Prepaid expenses and other current assets	$272	$369	$641
Liabilities:
Deferred revenue short-term	$2,629	$(465)	$2,164
Deferred revenue long-term	$5,622	$(253)	$5,369
Stockholders’ deficit:
Accumulated deficit	$(111,820)	$1,087	$(110,733)

The following tables summarize the significant impacts of adopting ASC 606 on our financial statements as of and for the year ended December 31, 2019:

Consolidated Balance Sheet

	December 31, 2019
	As reported	Impact of Adoption	Balances Without Adoption of ASC 606
Assets:
Prepaid expenses and other current assets	$368	$(309)	$59
Liabilities:
Deferred revenue short-term	$3,360	$205	$3,565
Deferred revenue long-term	$3,764	$113	$3,877
Stockholders’ deficit:
Accumulated deficit	$(123,604)	$(627)	$(124,231)

Consolidated Statement of Operations

	Year Ended December 31, 2019
	As reported	Impact of Adoption	Amounts Without Adoption of ASC 606
Net revenue	$19,150	$401	$19,551
Sales and marketing	$2,706	$(60)	$2,646
Net loss	$(12,871)	$461	$(12,410)
Net loss per share, basic and diluted	$(0.35)	$0.01	$(0.34)

In connection with our adoption of ASC 606 on January 1, 2019, there was an increase to the Company’s deferred income tax liabilities and an offsetting reduction in the valuation allowance recorded against deferred tax assets.  No income tax impact was recorded to retained earnings upon adoption as a result of the full valuation allowance on United States deferred tax assets. During the year ended December 31, 2019, there is no income tax expense or benefit recorded as a result of the adoption of the ASC 606.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18"), which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the statement of cash flows. We adopted ASU 2016-18 effective January 1, 2019 on a retrospective basis. As a result of this retrospective adoption, the reclassification of restricted cash into a change in total cash resulted in an increase in cash provided by financing activities of $5,500 for the year ended December 31, 2018. The following table sets forth a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the total of the same such amounts shown in the consolidated statement of cash flows.

Balance at the Beginning of Period	January 1, 2019	January 1, 2018
Cash and cash equivalents	$844	$308
Restricted cash	5,500	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$6,344	$308

Balance at the End of Period	December 31, 2019	December 31, 2018
Cash and cash equivalents	$276	$844
Restricted cash	86	5,500
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$362	$6,344
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"). ASU 2017-01 provides a new framework for entities to determine whether a set of assets and activities (together referred to as “a set”) is a business. The amendments in the ASU will assist entities when they evaluate whether transactions should be accounted for as acquisitions (or disposals) either of businesses or of assets. This distinction is important since there are significant differences between the accounting for business combinations and the accounting for acquisitions of assets. The Company adopted this guidance for the fiscal year ended December 31, 2019. The adoption of this standard did not have an impact to the consolidated financial statements upon adoption.
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting (“ASU 2018-07”), which simplifies the accounting for nonemployee share-based payment transactions for acquiring goods and services. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This standard expands the scope of Topic 718 to include share-based payments issued to nonemployees for goods or services by aligning the accounting for share-based payments to nonemployees and employees. As the Company is an emerging growth company and has elected to defer implementation of new or updated accounting standards, ASU 2018-07 is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. However, early adoption is permitted, but no earlier than the entities adoption of Topic 606. The Company adopted this Update during its fiscal year ended December 31, 2019. The adoption did not have a material impact on the Company’s consolidated financial statements.
Recent Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. In November 2019, the FASB issued Accounting Standards Update ("ASU") No. 2019-10 ("ASU 2019-10"). ASU 2019-10 delayed the effective date of ASU 2016-02 for certain types of businesses, including private companies. Under the JOBS Act, the Company has previously elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an Emerging Growth Company ("EGC"), can adopt the new or revised standard at the time private companies adopt the new or revised standard. Accordingly, this ASU is now effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Although earlier application is permitted, the Company plans to implement this guidance beginning the first quarter of its fiscal year 2021. The Company currently does not expect the ASU 2016-02 to materially impact our results of operations; although, based upon our current operating leases outstanding, we believe this guidance may have a material impact on our consolidated balance sheet. We do not plan on recasting prior periods.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a Smaller Reporting Company ("SRC") as defined by the Securities and Exchange Commission ("SEC"), the standard is currently effective for the Company annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2019. We currently intend to adopt ASU No. 2016-13 effective January 1, 2023. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements and disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step; comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Public business entities that are SEC filers should adopt the amendments in this ASU for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. As an SRC, the amendments in this Update would be effective for the Company for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2022. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on our consolidated financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 improves the effectiveness of disclosures about fair value measurements required under ASC 820. ASU 2018-13 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company does not believe the adoption of ASU 2018-13 will have a material effect on our financial statements and their disclosures.
In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. Should the Company retain its EGC status through the fifth anniversary of the date of its initial public offering, this guidance will be effective for us in our financial statements and consolidated notes thereto for the fiscal year ending December 31, 2021 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
3. Reverse Merger
As more fully described above, on February 27, 2018, Phunware entered into the Merger Agreement with Stellar, and.on December 26, 2018, the Company consummated the Reverse Merger and Recapitalization. The aggregate merger consideration paid to Phunware stockholders amounted to approximately $301,000 plus adjustments for cash on-hand as of the date of Closing. The merger consideration paid to Phunware stockholders was paid in the form of number shares of Successor common stock at a rate of 0.459 shares of Successor stock for each share of Phunware Stock. In addition, each holder of Phunware common and convertible preferred stock was entitled to elect to receive such holder’s pro rata share of up to an aggregate of 3,985,244 warrants (the “Transfer Sponsor Warrants”) to purchase shares of Successor common stock that are currently held by certain shareholders of Stellar.
As consideration for the Transfer Sponsor Warrants transferred to Phunware stockholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest and was to mature on December 26, 2019. Stockholders of Phunware forfeited 187,188 shares to receive 3,985,244 Transfer Sponsor Warrants. On January 15, 2019, the Transfer Sponsor Warrant Note was waived and forgiven by the noteholders.
The Company issued 2,211,572 Private Placement Warrants to the Sponsors as repayment in full for certain promissory notes (not the Transfer Sponsor Warrant Note) at the closing of the Reverse Merger and Recapitalization. In connection with the consummation of the Reverse Merger and Recapitalization, certain holders of shares of Stellar common stock sold in its initial public offering (“Public Shares”) exercised their right to redeem their Public Shares for cash. As a result of these redemptions, the cash proceeds to the Company as a result of the Reverse Merger and Recapitalization was $400 before transaction costs.
In addition, 6,000 shares for aggregate cash proceeds of $6,000 from the Series A 8% convertible preferred stock financing (“Series A Financing”) were issued in conjunction with the Business Combination. In connection with the Series A Financing, certain Stellar shareholders transferred an aggregate of 250,000 shares of Stellar common stock and 250,000 warrants to purchase shares of Stellar common stock to the Series A Financing investor, and 181,391 shares to certain service providers. See Note 11 for additional discussion on the Series A Financing.
The Sponsors are Astra Maritime Inc. and Dominium Investments Inc., affiliated with the former chairman of the Company's board of directors and Magellan Investments Corp. and Firmus Investments Inc., affiliated with a member of our board of directors.

4. Goodwill and Other Intangible Assets
Goodwill
Changes in the Company’s goodwill balance for the years ended December 31, 2019 and 2018, are summarized in the table below:

	2019	2018
Balance as at beginning of period	$25,821	$25,886
Foreign currency translation	36	(65)
Balance at end of period	$25,857	$25,821
Intangible Assets
The Company’s intangible assets, excluding goodwill, consist of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below:

	Weighted Average Useful Life (years)	December 31, 2019			December 31, 2018
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	4.6	$649	$(649)	$—	$648	$(648)	$—
Acquired technology	5.1	4,828	(4,798)	30	4,828	(4,763)	65
In-process research and development	5.0	94	(94)	—	94	(94)	—
Customer relationships	5.7	4,604	(4,381)	223	4,576	(4,120)	456
Order backlog	1.5	329	(329)	—	329	(329)	—
		$10,504	$(10,251)	$253	$10,475	$(9,954)	$521
Amortization expense for the years ended December 31, 2019 and 2018, was approximately $268 and $372 respectively.
Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2019, is as follows:

Year	Amortization
2020	$142
2021	90
2022	21
2023	—
Total	$253

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

	Life (years)	December 31, 2019	December 31, 2018
Equipment	3-5	$907	$907
Furniture and fixtures	7	32	32
Leasehold improvements	5 or remaining lease term	258	241
Total property and equipment		$1,197	$1,180
Accumulated depreciation		(1,173)	(1,114)
Total property and equipment, net		$24	$66
Total depreciation expense was $59 and $62 for the years ended December 31, 2019 and 2018, respectively.
6. Accrued Expenses
Accrued expenses consist of the following:

	December 31, 2019	December 31, 2018
Partner revenue share	$155	$201
Payroll related expenses	3,202	2,496
Taxes	323	123
Other	355	208
Total accrued expenses	$4,035	$3,028

7. Factoring Agreement
On June 15, 2016, the Company entered into a factoring agreement with CSNK Working Capital Finance Corp. (d/b/a Bay View Funding) (“Bay View”) whereby it sells select accounts receivable with recourse.
Under the terms of the agreement, Bay View may make advances to the Company of amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables are 1.80% for the first 30 days and is 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. The Company bears the risk of credit loss on the receivables. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets
Factor expense of $555 and $718 for the years ended December 31, 2019 and 2018, respectively, was recorded as interest expense in other income (expense) on the consolidated statements operations and comprehensive loss. The amount of the factored receivables outstanding was $1,077 and $2,434 as of December 31, 2019 and 2018, respectively. There was $1,923 and $566 available for future advances as of December 31, 2019 and 2018 respectively.
8. Debt
Convertible Notes
During the second quarter of 2019, the Company’s board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration. The Company may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes.

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

The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Convertible Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares.

The Company has one Convertible Note with a balance outstanding of $250 as of December 31, 2019. Transaction costs related to the issuance of the Convertible Note was immaterial. Interest expense related to the Convertible Note for the year ended December 31, 2019, and interest payable as of December 31, 2019 was immaterial.

Promissory Notes

During the fourth quarter of 2019, the Company’s board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder. The Company may prepay the Notes at any time without penalty. The Company may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes.

The Notes bear ordinary interest at a rate of 10% per annum. Interest under the Notes is payable monthly beginning on November 30, 2019. During the term of the Notes, the Company will maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. If an event of default occurs under the Notes, the majority Note holders may cause all principal and unpaid interest under the Notes to become immediately due and payable. In such event, the Notes will thereafter accrue interest at a rate of 12% per annum. Upon agreement between the Company and any senior creditor, the Notes will be subject to subordination in the right of payment to all current and future indebtedness or obligations of the Company for borrowed money to banks, commercial finance lenders, and other institutions regularly engaged in the business of lending money, or for factoring arrangements to parties providing such factoring.

The Notes has a balance outstanding of $855 as of December 31, 2019. Transaction costs related to the issuance of the Notes was immaterial. Interest expense related to the Notes for the year ended December 31, 2019, and interest payable under the Notes as of December 31, 2019 was immaterial.
9. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $727 and $643 for the years ended December 31, 2019 and 2018, respectively.
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
Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations years ending December 31,	Lease Obligations
2020	$791
2021	836
2022	725
2023	622
2024	609
Thereafter	209
Total	$3,792
Litigation

On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking approximately $3,000 (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in the Company's complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd. ("Fetch") - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or the Company (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). Phunware filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, the Company retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. On October 1, 2019, Alan S. Knitowski (“Knitowski”) filed his Motion to Quash Service of Summons, which was denied on October 29, 2019. On October 7, 2019, D. Stasiuk, M. Borotsik, and A. Cook filed their Motion to Quash Service of Summons, which was denied on December 17, 2019. On December 2, 2019, the case was reassigned for all purposes to Judge Cheng of the Superior Court of California, San Francisco County (Department 613). On January 22, 2020, the Court assigned the case to Judge Wiss of the Superior Court of California, San Francisco County (Department 305) for purposes of trial. On March 13, 2020, the Court ordered Phunware to pay $78 in monetary sanctions based on a discovery motion brought by Uber. Discovery is continuing. On March 13, 2020, the Court announced that jury trials will be continued for 90 days from the date they have been scheduled in response to the COVID-19 pandemic. The Company maintains that its claims against Uber are meritorious and that Uber’s claims against the Company are not. However, Phunware makes no predictions on the likelihood of success of prevailing on its contract action against Uber or on the likelihood of defeating Uber’s claims against the Company.

On December 17, 2019, certain stockholders (the "Plaintiffs") filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas (the "Lawsuit"). The Plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. According to the Plaintiffs, the price of Phunware stock dropped significantly during the lock up period. The Plaintiffs seek unspecified damages in excess of one million dollars. The Company maintains the Plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the Lawsuit. All defendants have answered. No discovery has been issued, and no trial setting or scheduling order is in place.

On March 9, 2020, Ellenoff Grossman & Schole LLP (the "Plaintiffs" or “EGS”) filed a complaint against the Company. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). The

Plaintiffs are seeking monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered in conjunction with the Reverse Merger and Recapitalization for Stellar, plus legal and court costs. The Company has 30 days to respond to the complaint. The Company has $690 in accounts payable and accrued expenses in the consolidated balance sheet as of December 31, 2019 and 2018 related to the alleged unpaid invoices.
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
10. PhunCoin & PhunToken
PhunCoin
In June 2018, PhunCoin, Inc., the Company’s wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights (the “Rights”) to acquire PhunCoin (the “Token”).
PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the Token Generation Event (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase.
Through December 31, 2019, the Company received cash proceeds from its Rights offering of $1,207, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the Token Generation Event occurs. Proceeds from the Rights are recorded as PhunCoin deposits in the Company's consolidated balance sheet as of December 31, 2019. The Company currently does not plan to raise additional proceeds from its PhunCoin Rights offering.
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
PhunCoin Warrant
In 2018, the Company issued warrants to receive an aggregate of approximately 27,400,000 PhunCoins to sixty-eight (68) stockholders. Should the Company complete a Token Generation Event, the stockholders would receive their requisite amount of PhunCoin. The Company believes there is no traditional “exercise period” or ‘term” as with other typical embedded features, and the PhunCoin warrants were originally issued in conjunction with the Company’s Series F Preferred Stock financing. The PhunCoin warrants lack characteristics of financial instruments and derivatives. In addition, the PhunCoin warrants do not obligate the Company to achieve the Token Generation Event or launch and distribute the PhunCoins to the warrantholders.  Currently, there is no market for PhunCoin, and they do not exist. Accordingly, at the time of the issuance, the Company has determined there is no value assigned to the warrants of PhunCoin issued to the stockholders.
PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of December 31, 2019, the Company had not sold any Phun.
11. Series A Convertible Preferred Stock
In connection to the consummation of the Reverse Merger and Recapitalization, Phunware issued 6,000 shares to a single investor for aggregate cash proceeds of $6,000 from the Series A 8% convertible preferred stock financing (“Series A Financing”) with stated value of $1,000 per share. The Company deposited $5,500 of the $6,000 proceeds into a restricted escrow account in accordance with the securities purchase agreement entered into with the investor.
The shares are mandatorily redeemable in cash at the following schedule; (i) 104% of the aggregate value of three thousand (3,000) shares on the 30 day anniversary of the issuance; (ii) 104% of the aggregate value of two thousand five hundred (2,500) shares on the 60th anniversary of the original issue; and (iii) 104% of the aggregate value of five hundred (500) shares of the 90th anniversary of the original issue. On the 30-day, 60-day, and 90-day anniversaries of the issuance, the holder redeemed an aggregate of 6,000 shares of the Series A convertible preferred stock for total proceeds of $6,240, representing $6,000 original issue price and $240 of dividends. Of the proceeds paid to the holder, $5,500 was paid from the restricted cash account, and $740 from the Company’s operating account.
The Preferred Stock was also convertible into shares of the Company’s common stock at the option of the holder at a price of $11.50 per share, subject to adjustments for stock dividends, stock splits and other recapitalization type events and antidilutive events which would include subsequent issuances of equity or equity linked securities at prices more favorable than the conversion price of these preferred shares. Generally, the Preferred Stock did not have voting rights. The holder did not convert any of the Series A convertible preferred stock prior to the redemption dates.

In the event of liquidation, dissolution or winding up of the Company the Preferred Stock would be entitled to receive assets ahead of the Company’s common stockholders. Total preferred stock authorized to be issued as of December 31, 2019 was 100,000,000 shares, with a par value of $0.0001 per share. There were 0 and 6,000 shares of preferred stock outstanding as of December 31, 2019 and 2018, respectively.
12. Stockholders’ Equity
Common Stock

Total common stock authorized to be issued as of December 31, 2019 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2019 and 2018, there were 39,817,917 and 27,253,457 shares outstanding, inclusive of 6,219 and 40,707 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
During 2019, the Company issued an aggregate of 11,530,442 shares of common stock related to various cash and cashless (net) exercises of warrants for common stock. Cash exercises for warrants for 617,296 shares of common stock resulted in aggregate gross proceeds of approximately $6,184, of which $6,092 was received in cash and $92 was received in digital currencies. Furthermore, there were 13,975,359 warrants exercised under cashless (net) provisions resulting in the issuance of 10,913,146 shares of common stock. See further discussion regarding details of the Company’s various warrants below.
In 2018, the Company completed several closings of stock financing. During 2018, the Company issued 1,085,096 shares for cash proceeds of $9,565, net of issuance costs, respectively.
Dividends
Dividends are paid on a when-and-if-declared basis. The Company did not declare any dividends during 2019 or 2018.
Warrants
A summary of the Company’s warrant activity by warrant type is as follows:

Warrant Type	Cash Exercise Price per share	Warrants/UPO's Outstanding 12/31/2018	Warrants issued for UPO exercises	Warrants/UPO’s Exercised		Warrants Outstanding 12/31/2019
				Cash	Cashless

Common stock warrant (Series D-1)	$5.54	14,866	—	—	—	14,866
Common stock warrants (Series F)	$9.22	1,085,059	—	(400,740)	(306,917)	377,402
Public Warrants (PHUNW)	$11.50	6,900,610	—	—	(5,139,319)	1,761,291
Private Placement Warrants	$11.50	10,182,060	—	(216,556)	(8,307,123)	1,658,381

Unit Purchase Options (UPOs)	$11.50	130,000	—	—	(130,000)	—
Unit Purchase Option Warrants	$11.50	—	116,172	—	(92,000)	24,172
Total		18,312,595	116,172	(617,296)	(13,975,359)	3,836,112

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
The Company has common stock warrants trading under the Nasdaq ticker symbol PHUNW (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants became exercisable for cash 30 days after the completion of the Reverse Merger and Recapitalization. In addition, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants was not filed with the SEC and declared effective within 90 days from the consummation the Reverse Merger and Recapitalization, holders were entitled to exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. The Company was unable to have the registration statement declared effective by the 90-day deadline, although it was declared effective on May 14, 2019. As of December 31, 2019, 5,139,319 Public Warrants have been exercised on a cashless basis that resulted in the issuance of 2,951,741 shares. The Company may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders. The Public Warrants will expire five years after the completion of the Reverse Merger and Recapitalization or earlier upon redemption or liquidation.
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
Unit Purchase Option ("UPOs")
The Company sold to the underwriters for its initial public offering in 2016 an option to purchase up to a total of 130,000 units, at an exercise price of $11.50 per unit. The units are comprised of one share of common stock and one warrant to purchase common stock. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the closing of the Reverse Merger and Recapitalization and terminating on the fifth anniversary of the Reverse Merger and Recapitalization. The units issuable upon exercise of this option are identical to those offered in the Company’s initial public offering in 2016. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the UPO and underlying ordinary shares) to exercise the unit purchase option without the payment of cash. The warrants issued pursuant to UPO exercises have the same terms as the Private Placement Warrants described above. As of December 31, 2019, all UPOs had been exercised, and 24,172 warrants related to the UPO exercise remained outstanding.
13. Stock-Based Compensation
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the Reverse Merger and Recapitalization, are assumed in connection with the Reverse Merger and Recapitalization, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Reverse Merger and Recapitalization, are forfeited to or repurchased by us, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 1,471,669 as of December 31, 2019.
For the year ended December 31, 2019, the restricted stock units were the only stock-based incentives granted under the 2018 Plan. A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2018	—	$—
Granted	3,245,922	2.93
Released	(521,979)	1.79
Forfeited	(286,975)	3.10
Outstanding as of December 31, 2019	2,436,968	$3.15

Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 205,206 and 2,729,416 shares of common stock reserved for future issuances as of December 31, 2019 and 2018, respectively.
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

During the third quarter of 2019, we granted 1,603,000 restricted stock units to team members with an average grant date fair value of $2.11 per share. The awards granted to team members vest over an average of 4 years with various installment and vesting dates, and are subject to service conditions.

During the fourth quarter of 2019, we granted 240,964 restricted stock units to team members, 336,595 restricted stock units to non-employees directors and 400,000 restricted stock units to a non-employee service provider with an average grant date fair value of $1.26 per share. The restricted stock units awarded to team members in lieu of cash compensation for bonuses earned in 2018. The awards granted to team members and non-employee directors have various installment and vesting dates, and were subject to service conditions. The restricted stock units granted to the non-employee service provider were for satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately.

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

As of December 31, 2019, the Company had not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of December 31, 2019 and 2018.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. Prior to the Reverse Merger and Recapitalizatoin, the exercise price of the options granted is generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s Board of Directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of December 31, 2019 and 2018, 6,219 and 40,707 shares were unvested amounting to $3 and $34 in accrued expenses, respectively. Effective with the Reverse Merger and Recapitalization, no additional grants will be made under the 2009 Plan.
A summary of the Company’s stock option activity under the 2009 Plan and related information is set forth below:

		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
12/31/2017	Outstanding	1,417,373	$0.54	7.18	$53
	Granted	1,770,225	1.11
	Exercised	(293,778)	0.58
	Cancelled/Expired	(528,997)	0.78
12/31/2018	Outstanding	2,364,823	$0.90	8.12	$71,332
	Granted	—	—
	Exercised	(488,090)	0.57
	Cancelled/Expired	(411,283)	1.68
12/31/2019	Outstanding	1,465,450	$0.80	6.86	$771

	Options exercisable	1,016,089	$0.73	6.33	$560
The aggregate intrinsic value is based on the Company’s stock price trading price on the NASDAQ Capital Market. The aggregate intrinsic value of options exercised was $7,619 and $483 for the years ended December 31, 2019 and 2018, respectively, and is calculated based on the difference between the estimated fair value of the Company’s common stock at the date of exercise and the exercise price.

The weighted average grant-date fair value of stock options granted during the year ended December 31, 2018 was $0.15. The total fair value for options vested during the years ended December 31, 2019 and 2018, was $348 and $343, respectively.
Stock-Based Compensation
Compensation cost that has been included on the Company’s consolidated statements of operations for all stock-based compensation arrangements is set forth below:

	Year Ended
Stock-based compensation	December 31, 2019	December 31, 2018
Cost of revenues	$146	$45
Sales and marketing	12	42
General and administrative	1,417	313
Research and development	209	50
Total stock-based compensation	$1,784	$450
As of December 31, 2019, there was approximately $6,328 of total unrecognized compensation cost related to unvested restricted stock units under the 2018 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average period of approximately 2.4 years.
As of December 31, 2019 and 2018, there was $221 and $640, respectively, of total unrecognized compensation cost related to unvested stock options under the 2009 Plan. This unrecognized compensation cost is expected to recognized over an estimated weighted-average amortization period of approximately 1.6 years.
The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock option awards. The calculation of the fair value of the awards using the Black-Scholes option pricing model is affected by the Company’s stock price on the date of grant as well as assumptions regarding the following:
Valuation of Stock Options
The Company did not grant any options under the 2009 Plan during the year ended December 31, 2019. The assumptions used to compute stock-based compensation costs for the stock options granted during the year ended December 31, 2018 are set forth below:

Year Ended
December 31, 2018
Weighted average risk-free rate	2.51%
Expected dividend yield	—
Weighted average expected life (years)	6.08
Weighted average volatility	56.87%
Details on the assumptions used above are set forth below:
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

Estimated volatility is a measure of the amount by which the Company’s stock price is expected to fluctuate each year during the expected life of the award. The date of grant for stock options granted under the 2009 Plan during the year ended December 31, 2018 occurred while the Company was a private company. The estimated volatility used was based on a weighted average of the historical stock volatility of similar peer companies whose stock prices were publicly available. The calculation of estimated volatility is based in part on historical stock prices of these peer entities over a period equal to the expected life of the awards.
14. Income Taxes
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
For the years ended December 31, 2019 and 2018, the Company had net losses before income taxes of $12,866 and $10,177, respectively. Net losses relating to U.S. operations for were $12,766 and $9,880, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	December 31,
	2019	2018
Income tax at statutory rate	$(2,703)	$(2,138)
Valuation allowance	2,948	2,266
State income tax, net of federal benefit	(606)	(521)
Business tax credit net of reserves	—	(325)
Non-deductible expenses	365	341
Foreign income taxes at different rate	1	3
Income tax benefit	$5	$(374)
Effective tax rate	(0.04)%	3.67%
The provision expense (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2019	2018
Current:
Federal	$—	$—
State	5	13
Foreign	—	—
Total current	5	13
Deferred:
Federal	—	(346)
State	—	(41)
Foreign	—	—
Total deferred	—	(387)
Total	$5	$(374)
The components of net deferred income taxes consist of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss	$26,285	$24,280
Reserves and accruals	3,842	2,836
Tax credits	1,463	1,349
Gross deferred tax assets	31,590	28,465

Less valuation allowance	(31,349)	(28,401)
Total deferred tax assets	241	64

Deferred tax liabilities:
Amortization of acquired intangibles	(241)	(64)
Total deferred tax liabilities	(241)	(64)
Net deferred tax liabilities	$—	$—
As of December 31, 2019, the Company had net operating loss carryforwards of $106,644 and $53,197 for federal and state income tax purposes, respectively. The federal net operating losses of $85,674 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $20,970 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.
As of December 31, 2019, the Company had R&D credit carryforwards of approximately $948 and $515 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.
Utilization of the net operating losses ("NOL") and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (IRC) of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.
As of December 31, 2019, the Company had not yet completed its analysis of the deferred tax assets for its NOL and tax credits. The future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred. In order to make this determination, the Company will need to complete an analysis regarding the limitation of the net operating loss.
The Company has established a full valuation allowance for its deferred tax assets due to uncertainties that preclude it from determining that it is more likely than not that the Company will be able to generate sufficient taxable income to realize such assets. The Company monitors positive and negative factors that may arise in the future as it assesses the need for a valuation allowance against its deferred tax assets. As of December 31, 2019 and 2018, the Company has a valuation allowance of $31,349 and $28,401 respectively, against its deferred tax assets.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2019	2018
Unrecognized tax benefits, beginning of period	$1,516	$889
Tax positions taken in prior periods:
Gross increases	—	166
Gross decreases	—	—

Tax positions taken in current period:
Gross increases	15	461
Settlements	—	—

Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of period	$1,531	$1,516
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018.
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.
On January 22, 2018, the FASB released guidance on the accounting for tax on the Global Intangible Low-Taxed Income (“GILTI”) provisions of H.R. 1, "The Tax Cuts and Jobs Act" signed into law in 2017 (the "Tax Act"). Under U.S. GAAP, the Company is allowed to make an accounting policy election of either (1) treating taxes due on the future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred, or the period cost method, or (2) factoring such amounts into the Company's measurement of its deferred taxes, or the deferred method. The Company has selected the period cost method as its accounting policy with respect to the potential GILTI tax obligations.
The Company has ownership interest in controlled foreign corporations. The Company analyzed the potential impact of the GILTI provisions of the Tax Act, as well as Base Erosion and Anti-Abuse Tax ("BEAT"). Based on the foreign subsidiaries' tax position, the Company did not incur any impact relating to these provisions for the years ended December 31, 2019 or 2018.
15. Segment and Geographic Information

The Company's chief operating decision maker is its Chief Executive Officer ("CEO"). The CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating the Company’s financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.
The Company generates revenue in domestic and foreign regions. Net revenues attributed to the United States and international geographies are based upon the country in which the customer is located. The United Kingdom accounted for 1% and 21% of total revenue for the years ended December 31, 2019 and 2018, respectively. Information about these operations is presented below:

	December 31,
	2019	2018
Net revenues
United States	$18,950	$24,477
Europe	17	6,358
Other international revenue	183	48
Total net revenue	$19,150	$30,883
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2019 and 2018, all of the Company’s identifiable long-lived assets were in the United States.
16. Related-Party Transactions
As consideration for the Transfer Sponsor Warrants transferred to Phunware stockholders, a promissory note was issued to the Sponsors (the “Transfer Sponsor Warrant Note”). The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest. The Transfer Sponsor Warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note was to mature on December 26, 2019. The Transfer Sponsor Warrant Note was waived and forgiven by the noteholders on January 15, 2019.
With the Reverse Merger and Recapitalization, the Company assumed $255 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of a current member and former member of the Company’s board of directors.
On November 15, 2019, the Company issued a Note (as defined above) in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors.
17. Subsequent Events
The Company has evaluated subsequent events through March 30, 2020, the date the financial statements were issued.
Related Party Bridge Loans
Through the date noted above, various related parties loaned the Company $560. The Related Party Bridge Loans ("RPBLs") have an interest of 10% per annum and will mature on November 14, 2024. Payments on or payoff of the RPBLs may be made early with no penalty. The RPBLs were made by the following related parties and amounts thereof: (i) $204 by Cane Capital, LLC, an entity owned in part by our Chief Executive Officer; (ii) $151 by Curo Capital Appreciation Fund, LLC, an entity in which the Company's Chief Executive Officer and Chief Technology Officer serve as co-presidents, (iii) $155 by various individuals associated by familiar relationship with our Chief Executive Officer; and (iv) $50 by Luan Dang, the Company's Chief Technology Officer.
Senior Convertible Note
On March 19, 2020, the Company entered into a Securities Purchase Agreement (“Purchase Agreement”) for the sale of a Senior Convertible Note with an institutional investor (the “Investor”) with an initial principal amount of $3,000 (the “Senior Convertible Note”) for a cash purchase price of $2,760 (reflecting an original issue discount of $240) in a private placement (the “Private Placement”) that closed on March 20, 2020. After deducting the placement agent fee and other estimated expenses associated with the Private Placement, estimated net cash proceeds at the closing were approximately $2,371. In addition, we granted the Investor participation rights in future equity and equity-linked offerings of securities during the two years after the closing in an amount of up to 30% of the securities being sold in such offerings.

Interest

The Senior Convertible Note was issued to the Investor on March 20, 2020, bears interest at a rate of 7% per annum and matures on December 31, 2021 (subject to extension in certain circumstances, including bankruptcy and outstanding events of default). Upon any conversion or redemption, the Senior Convertible Note shall include a make-whole of interest from such date of determination through the maturity date. After the occurrence and during the continuance of an Event of Default (as defined in the Senior Convertible Note), the Senior Convertible Note will accrue interest at the rate of 18.0% per annum.

Amortization

Starting on April 30, 2020 and on the last trading day of the month for each month thereafter, and on the maturity date (each, an “Installment Date”), unless deferred or accelerated as described below, the Company is required to make monthly amortization payments equal to 1/20th of the initial principal and interest of the Senior Convertible Note payable (the “Installment Amount”), which, subject to the satisfaction of certain equity conditions set forth in the Senior Convertible Note, shall be satisfied in shares of our common stock (each, an “Installment Conversion”) at a conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the Installment Date or, at our option, may be satisfied in cash at a redemption price equal to 105% of such Installment Amount (each, an “Installment Redemption”). Shares to be issued with respect to any such installment will be predelivered on the second (2nd) trading day after the applicable Installment Notice Date (as defined in the Senior Convertible Note) with a true-up on the applicable Installment Date.

Notwithstanding the foregoing, the noteholder may, at its sole option, elect to defer any Installment Amount until a subsequent Installment Date selected by the noteholder and may also elect to accelerate the conversion of future Installment Amounts to the current Installment Date, so long as such accelerated amount does not exceed three times any applicable Installment Amount.

Conversion

Subject to certain beneficial ownership limitations, the Senior Convertible Note is convertible, at the option of the noteholder, into shares of our common stock at a conversion price of $3.00 per share. The conversion price is subject to full ratchet antidilution protection upon any subsequent transaction at a price lower than the conversion price then in effect and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction. If we enter into any agreement to issue (or issue) any variable rate securities, the noteholder has the additional right to substitute such variable price (or formula) for the conversion price.

Subsequent Placement Optional Redemption

At any time after the earlier of the date a noteholder becomes aware of any placement by us of equity or equity-linked securities or the date of consummation of such a placement with net proceeds in the aggregate exceeding $5,000,000, subject to certain limited exceptions, the noteholder will have the right to have us redeem a portion of the Senior Convertible Note not in excess of 30% of the net proceeds from such placement at a redemption price of 110% of the portion of the Senior Convertible Note subject to redemption. If the noteholder is participating in any such placement, the noteholder may apply the redemption amount against the purchase price of the securities in such placement.

Company Redemption Rights

At any time on or prior to May 19, 2020, we may redeem the Senior Convertible Note at a price equal to 100% of the outstanding principal of the Senior Convertible Note (or, if greater, the market value of the shares underlying the Senior Convertible Note) to be redeemed, and accrued and unpaid interest and unpaid late charges thereon. Thereafter, the Company’s optional redemption price will equal 110% of the outstanding principal of the Senor Convertible Note (or, if greater, the market value of the shares underlying the Senior Convertible Note) to be redeemed, and accrued and unpaid interest and unpaid late charges thereon.

Events of Default

In connection with an Event of Default, the noteholder may require us to redeem in cash any or all of the Senior Convertible Note. The redemption price will equal 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, or an amount equal to market value of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, if greater.

If an Event of Default has occurred, the noteholder may elect to alternatively convert the Senior Convertible Note (including the 15% premium that would otherwise be payable in a cash acceleration thereof) at an alternate conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the applicable conversion date.

Change of Control

In connection with a Change of Control (as defined in the Senior Convertible Note), a noteholder may require us to redeem all or any portion of the Senior Convertible Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon, (ii) 115% of the market value of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note.

Covenants

We will be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also will be subject to a financial covenant that requires us to maintain available cash in the amount of $200,000 at the end of each fiscal quarter.

Registration Rights

The Company is required to file a registration statement covering the resale of the shares underlying the Senior Convertible Note within 60 days and to have the registration statement declared effective within 90 days of after the closing of the Purchase Agreement. It also grants the Investor customary “piggyback” registration rights. If we fail to file the registration statement or have it declared effective by the deadlines above, or if certain other conditions relating to the availability of the registration statement and current public information are not met, we will pay certain Registration Delay Payments to such noteholders (as defined in the Registration Rights Agreement).

COVID-19

The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closing of businesses and cancellation of events for which the Company's application transition business serves. Furthermore, the Company’s platform software and services business serves healthcare and hospitals throughout the United States. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings. While the related financial impact and duration cannot be reasonably estimated at this time, the Company is taking steps to implement measures to reduce operating expenses. To that end, on March 27, 2020, the Company committed to cost reduction by furloughing approximately 37 persons, or approximately 42%, of its workforce.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Reference is made to Item 4.01 on the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2019 regarding changes in accounting firm and is hereby incorporated by reference.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitation on the Effectiveness of Controls

Our management, including our Certifying Officers, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth in our proxy statement for our 2020 Annual Meeting of Stockholders ("2020 Proxy Statement") or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2019 and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this item will be set forth in our 2020 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2019 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be set forth in our 2020 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2019 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item will be set forth in our 2020 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2019 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item will be set forth in our 2020 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2019 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Report:
(1)Consolidated Financial Statements
Our Consolidated Financial Statements are listed in the "Index to the Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the Consolidated Financial Statements or notes thereto included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
(3)Exhibits
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
2.1
Agreement and Plan of Merger, dated February 27, 2018, by and among Stellar, STLR Merger Subsidiary Inc. and Phunware, Inc (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on February 28, 2018, and also included as Annex C to the joint proxy statement/prospectus).

2.2
First Amendment to Agreement and Plan of Merger, dated November 1, 2018, by and among Stellar, Phunware, Inc. and the Holder Representative named therein (Incorporated by reference to Annex C-1 to the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).

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
4.2
Form of Unit Purchase Option between Maxim Group LLC and the Registrant (Incorporated by reference to Exhibit 4.5 of the Registrant's Form S-1/A (File No. 333-212377) filed with the SEC on August 15, 2016).

4.3
Warrant Agreement, dated August 18, 2016, between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).

4.4
Second Amended and Restated Sponsor Warrant Purchase Agreement, dated August 12, 2016 among the Registrant and certain security holders (Incorporated by reference to Exhibit 10.9 of the Registrant’s Form S-1/A (File No. 333-212377), filed with the SEC on August 15, 2016).

4.5
Registration Rights Agreement, dated August 18, 2016, between the Registrant and certain security holders (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on August 24, 2016).

4.6
Form of Securities Subscription Agreement, dated January 29, 2016, among the Registrant and certain security holders (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form S-1 (File No. 333-212377), filed with the SEC on June 30, 2016).

4.7
Amended and Restated Investors’ Rights Agreement, as amended, between Phunware, Inc. and certain holders of Phunware, Inc.’s capital stock named therein (Incorporated by Reference to Exhibit 4.7 of the Registrant’s Form S-1 (File No. 333-229524) filed with the SEC on February 5, 2019.

4.8
Form of Warrant to Purchase Shares of Series F Preferred Stock and Phuncoins of Phunware, Inc. (Incorporated by reference to Exhibit 10.22 of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018).

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

4.11	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 5, 2019.)
4.12	Form of Promissory Note (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on November 21, 2019).
10.1
Form of Indemnification Agreement between Phunware and its directors and officers (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).

10.2+	Phunware, Inc. 2018 Equity Incentive Plan (Incorporated by reference to Annex D of the Registrant's Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.3+	Phunware, Inc. 2018 Employee Stock Purchase Plan (Incorporated by reference to Annex E of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.4+	Phunware, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.5
Property Lease commencing on November 1, 2011 with HUB Properties Trust for premises located at 7800 Shoal Creek Blvd., Suite-230S, Austin, TX 78757, as amended by First Amendment to Property Lease dated September 6, 2012, and Second Amendment to Property Lease dated July 3, 2013 (Incorporated by reference to Exhibit 10.16 of the Registrant’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).

10.6
Factoring Agreement with CSNK Working Capital Finance Corp d/b/a Bay View Funding dated June 14, 2016, as amended by Amendment No. 1 to Factoring Agreement dated June 22, 2016 (Incorporated by reference to Exhibit 10.17 of the Registrant’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).

10.7	Form of Voting Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.8	Form of Sponsor Voting Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.9	Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.10	Form of Sponsor Lock-up Agreement (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (file No. 001-37862), filed with the SEC on February 28, 2018).
10.11	Form of Token Rights Agreement (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018).
10.12	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.13	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.14	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 21, 2019).
10.15	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 21, 2019).
10.16
Standard office lease dated July 16, 2019, between the Company and BRE CA Office Owner, LLC (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on August 13, 2019).

10.17
Lease agreement and first amendment thereto dated March 2013 and May 18, 2018, respectively, between the Company and 3050 Biscayne Properties, LLC (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on August 13, 2019).

10.18
Lease agreement dated October 1, 2014, between the Company and Promontory Associates, GP (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on August 13, 2019).

10.19
First amendment to Lease dated November 12, 2019, between the Company and Promontory Associates (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on November 14, 2019).

10.20
Third amendment to Lease dated August 20, 2019, between the Company and Seamless Shoal Creek, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on November 14, 2019).

10.21+	Employment Agreement between the Registrant and Alan Knitowski (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.22+	Employment Agreement between the Registrant and Matt Aune (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.23+	Employment Agreement between the Registrant and Randall Crowder (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.24+	Employment Agreement between the Registrant and Luan Dang (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
14.1	Code of Business Conduct and Ethics as of December 26, 2018 (Incorporated by reference to Exhibit 14.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 20, 2019).
16.1
Letter regarding Change in Independent Registered Public Accounting Firm, dated December 26, 2018 (Incorporated by reference to Exhibit 16.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
* Filed herewith
+ Indicates a management contract or compensatory plan or arrangement
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2020	PHUNWARE, INC.

	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Aune
Name: Matt Aune
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

The undersigned directors and officers of Phunware, Inc. (the “Company”), a Delaware corporation, hereby constitute and appoint Alan S. Knitowski and Matt Aune, and each of them with full power to act without the other, the undersigned’s true and lawful attorney-in-fact, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in the undersigned’s capacity as an officer and/or director of the Company, to execute in the name and on behalf of the undersigned this Report and to file such Report, with exhibits thereto and other documents in connection therewith and any and all amendments thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done and to take any other action of any type whatsoever in connection with the foregoing which, in the opinion of such attorney-in-fact, may be of benefit to, in the best interest of, or legally required of, the undersigned, it being understood that the documents executed by such attorney-in-fact on behalf of the undersigned pursuant to this Power of Attorney shall be in such form and shall contain such terms and conditions as such attorney-in-fact may approve in such attorney-in-fact’s discretion.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below (and the above Powers of Attorney Granted) by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan S. Knitowski	Chief Executive Officer and Director	March 30, 2020
Alan S. Knitowski	(Principal Executive Officer)

/s/ Matt Aune	Chief Financial Officer	March 30, 2020
Matt Aune	(Principal Accounting and Financial Officer)

/s/ Keith Cowan	Director	March 30, 2020
Keith Cowan

/s/ Randall Crowder	Chief Operating Officer and Director	March 30, 2020
Randall Crowder

/s/ Eric Manlunas	Director	March 30, 2020
Eric Manlunas

/s/ Lori Tauber Marcus	Director	March 30, 2020
Lori Tauber Marcus

/s/ Blythe Masters	Director	March 30, 2020
Blythe Masters

/s/ Kathy Tan Mayor	Director	March 30, 2020
Kathy Tan Mayor

/s/ George Syllantavos	Director	March 30, 2020
George Syllantavos