Form 10-K/A
period 2019-12-31
Phunware, Inc.
filed 2020-04-29
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

As of April 24, 2020, 40,700,206 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) originally filed on March 30, 2020 (the “Original Filing”) by Phunware, Inc. (“Phunware”, the “Company”, “we”, “us”, or "our"), a Delaware corporation.

We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2019. The reference on the cover page of the 2019 Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2019 Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2019 Form 10-K are amended and restated in their entirety as set forth in this Amendment.

Currently dated certifications of the Company’s principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included with this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including the certification under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the 2019 Form 10-K. This Amendment does not reflect events occurring after the March 30, 2020 filing of the 2019 Form 10-K or modify or update the disclosures contained in the 2019 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 2019 Form 10-K and with our filings with the SEC subsequent to the 2019 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officers and directors:

Name	Age	Position
Executive Officers
Alan S. Knitowski	50	Chief Executive Officer and Director
Matt Aune	44	Chief Financial Officer
Luan Dang	48	Chief Technology Officer
Randall Crowder	39	Chief Operating Officer and Director

Non-Employee Directors
Keith Cowan(1)(3)	63	Director
Eric Manlunas(1)(2)	52	Director
Lori Tauber Marcus(2)(3)	57	Director
Blythe Masters(1)	51	Director (Chairperson)
Kathy Tan Mayor(1)(3)	43	Director
George Syllantavos(2)	55	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers

Each of our executive officers serves at the discretion of the Board of Directors (the “Board”) and will hold office until his successor is duly appointed and qualified or until his earlier resignation or removal. The following biographical descriptions set forth certain information with respect our executive officers based on information furnished to us by each such officer.

Alan S. Knitowski co-founded Phunware and has served as its Chief Executive Officer and a member of the Board since February 2009. Prior to co-founding Phunware, Mr. Knitowski served as President of Strategic Investments and Managing Director for Trymetris Capital Management, LLC, a hedge fund sponsor, from April 2004 to February 2009. Mr. Knitowski also co-founded Vovida Networks in February 1999, where he served as President, Chief Executive Officer and Director until its acquisition by Cisco Systems in November 2000, when he joined as Director of Marketing of Cisco Systems until March 2003. In August 2000, Mr. Knitowski co-founded and served as a Director of Telverse Communications, a next-generation advanced services application service provider focused on wholesale communications services for carriers and service providers, until its acquisition in July 2003 by Level 3 Communications. In March 2001, Mr. Knitowski served as a director of vCIS until October 2002. He has also served on the board of directors for the International Softswitch Consortium from its inception in 1999 to March 2003. Mr. Knitowski has previously served as an advisor to Edgewater Networks from 2002 to 2008 and has been an angel investor in numerous companies, including RingCentral (NYSE: RNG), Vonage (NYSE: VG), Bazaarvoice and SunBasket. Mr. Knitowski holds a B.S. in Industrial Engineering from The University of Miami, an M.S. in Industrial Engineering from the Georgia Institute of Technology and an M.B.A from the Haas School of Business at the University of California, Berkeley.
We believe Mr. Knitowski is qualified to serve as a member of the Board because as co-founder he has extensive knowledge of our company and because of his comprehensive background in information technology.

        Matt Aune has served as Phunware’s Chief Financial Officer since August 2013. Mr. Aune previously served as the Company's Director of Finance and Accounting from August 2011 to August 2013. Prior to joining Phunware, Mr. Aune was employed by Sony Computer Entertainment America as Senior Business Finance and Operations Analyst from July 2010 to August 2011. From 2003 to 2009, Mr. Aune served in a variety of roles at Midway Games, a video game developer and publisher, with his final role as the Senior Manager of Financial Planning and Analysis for Worldwide Product Development. Mr. Aune holds a B.A. in Economics from the University of California, San Diego and an M.B.A. from San Diego State University.

Luan Dang co-founded Phunware and has served as its Chief Technology Officer since February 2009. Prior to co-founding Phunware, he served as President of Alternative Investments for Trymetris from April 2004 to February 2009. Mr. Dang holds a B.S. in Computer Engineering from the University of California at San Diego and an M.S. in Computer Science from Stanford University.

        Randall Crowder has served as Phunware’s Chief Operating Officer since February 2018, and on our Board since December 2018. In September 2017, he founded and continues to serve as the Managing Partner of Nove Ventures, a venture capital firm, which focuses on investing in established companies like Phunware that are seeking to leverage blockchain technology to complement their core business model. Since August 2009, Mr. Crowder has also been a co-founder and Managing Partner at TEXO Ventures, which focuses primarily on tech-enabled health services. Mr. Crowder holds a B.S. in General Management from the United States Military Academy at West Point and an M.B.A. from the McCombs School of Business at the University of Texas at Austin.

We believe Mr. Crowder is qualified to serve as a member of the Board because of his extensive knowledge and background in cryptosecurities and cryptocurrencies, as well as his experience in information technology.

Non-Employee Directors

The following biographical descriptions set forth certain information with respect our non-employee directors based on information furnished to us by each such director.

Keith Cowan is an experienced executive officer, board member, advisor and investor. Since 2013, he has been CEO of Cowan Consulting Corporation, which provides strategic advisory services to various companies in multiple industries, and since September 2019, he has been CEO of NVR3, LLC, a subsidiary of Cowan Consulting Corporation that provides maps of entrepreneurial activities so as to illustrate the emergence of innovation and trends, as well as outsourced corporate development services to large corporate enterprises seeking to innovate and grow through business engagement with, partnerships with, investments in and acquisitions of, emerging companies. From 2007 to 2013, Mr. Cowan was President of Strategic Planning and Corporate Initiatives for Sprint Corporation. From 1996 to 2006, he served in multiple roles at BellSouth Corporation, including Chief Development Officer, President of Marketing & Product Management, and Chief Network Field Officer. From 1982 to 1996, Mr. Cowan was partner at Alston & Bird LLP. He has served as a board member for Globalstar (NYSE: GSAT) since December 2018, Vice Chairman of Fox Theatre in Atlanta since 2006, Chairman of the Morehead-Cain Scholarship Fund since 2010, a Trustee of the Loomis Chaffee School since 2014, and Vice Chairman of the Georgia Intellectual Property Alliance since 2018. He also served as a board member of the YMCA of Metro Atlanta from 1999 to 2018. Mr. Cowan holds a BA in Economics and Political Science from the University of North Carolina at Chapel Hill and a JD, Law from the University of Virginia School of Law.

We believe Mr. Cowan is qualified to serve as a member of the Board due to his strategic planning, corporate development, mergers and acquisition and legal experience, as well as his board service and advisory roles with both public and private companies. Mr. Cowan has been a member of our Board since December 2018.

        Eric Manlunas is the founder and managing partner of Wavemaker Partners, an early-stage cross border venture capital firm he founded in 2003 that’s dual headquartered in Los Angeles and Singapore. He is a two-time start-up entrepreneur turned venture capitalist as an early investor in over 300 early-stage businesses. Prior to becoming a venture capitalist. Mr. Manlunas founded two technology start-ups, one in e-Commerce (Interfoods.com) in 1996 and the other in Internet services (Sitestar) in 1999, both of which were successfully built and eventually sold to strategic buyers. Mr. Manlunas previously served on Phunware's board from December 2015 until December 2018. Since July 2008, Mr. Manlunas has also served on the board of PhilDev, a civic and social organization enabling success through education, innovation and entrepreneurship. Mr. Manlunas began his career as a consulting associate with Arthur Andersen’s retail management consulting division from 1991-1995. He holds an M.B.A. from Pepperdine University and an undergraduate degree in Communications from Florida International University.

We believe Mr. Manlunas is qualified to serve as a member of the Board due to his vast experience in digital and information technology companies and prior board experience with the Company. Mr. Manlunas rejoined our Board in December 2019.

        Lori Tauber Marcus combines strategic vision, strong business and general management acumen with direct-to-consumer expertise in e-commerce, digital marketing and social media to grow consumer-facing businesses worldwide. In addition to serving on the Board of the Company, Ms. Marcus is a member of the board of directors of Golub Corporation (DBA Price Chopper and Market 32 Grocery Stores), DNA Diagnostics Center (DDC) and Talalay Global. Ms. Marcus chairs the Golub Corporation Compensation Committee, is a member of its Governance Committee and previously served on the Trust Committee. She is a member of the Marketing Committee for Talalay Global and previously served as chairperson of the DDC board of directors. Ms. Marcus also serves on the advisory boards of several privately-owned founder-led companies. She is active in community service and since 2016 has served as a director for SHARE, a women’s cancer support organization. As Vice Chair of the board of directors of the Multiple Myeloma Research Foundation (MMRF), she serves as an ex officio member of the Audit, Board Development, Programming and HR Committees and chairs the Resource and Development Committee. She has served on the MMRF board since 2004. Ms. Marcus founded Courtyard Connections, LLC in 2015 and since 2017 she has worked with the Harvard Business School’s Kraft Precision Medicine Accelerator as Chair of the Direct-to-Patient Initiative. In 2016, she served as Interim CMO for Peloton Interactive, where she was the leader of brand strategy, integrated marketing, public relations, acquisition marketing, loyalty, retention/engagement and email marketing, social media, creative services and advanced analytics. From 2013 to 2015, Ms. Marcus was the Executive Vice President and Chief Global Brand and Product Officer at Keurig Green Mountain, Inc. (formally NASDAQ: GMCR). From 2011 to 2012, she was CMO at The Children’s Place (NASDAQ: PLCE). Before becoming a chief marketing officer, Ms. Marcus had a 24-year career with PepsiCo, from 1987 to 2011 that included holding national and global Senior Vice President and general management roles (2004 - 2011). Ms. Marcus holds a BSE from The Wharton School, University of Pennsylvania.

We believe Ms. Marcus is qualified to serve as a member of the Board due to her experience in capital market activities, as well as her current and former experience on the boards of directors of other companies. Additionally, Ms. Marcus has served in the highest ranks of Fortune 500 companies including as a Chief Marketing/Brand Officer. Ms. Marcus has been a member of our Board since December 2018.

Blythe Masters is an experienced financial services and technology executive and currently an Industry Partner at the private equity and venture capital firm Motive Partners. From March 2015 until December 2018, she was the CEO of Digital Asset, a provider of the world's leading smart contract modeling language, DAML, serving customers including the Australian Securities Exchange (ASX). Ms. Masters was previously a senior executive at J.P. Morgan, which she left after 27 years in 2014, following the sale of the physical commodities business which she built. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and the firm's Executive Committee. Positions at J.P. Morgan included Head of Global Commodities, Head of Corporate &

Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy & Strategy, Head of North American Structured Credit Products, Co-Head of Asset Backed Securitization and Head of Global Credit Derivatives Marketing. Ms. Masters has held a number of board positions throughout her career. She has served as an advisory board member of Figure and MAXEX, LLC since March 2019 and September 2019, respectively. She is also a non-executive director of OpenBank since January 2019, as well as a non-executive director of A.P. Moller since March 2020. In addition, she has served as chairperson of the board of directors of the Hyperledger Project, a collaborative effort created to advance blockchain technology, from January 2016 until January 2019. She is the former chairperson of the Global Financial Markets Association (GFMA), having served on this board from 2009 to 2014. Further, Ms. Masters served as chairperson of the on the board of the Securities Industry and Financial Markets Association (SIFMA), having served on this board from 2004 to 2014. From 2013 to 2019, Ms. Masters was a board member of the Breast Cancer Research Foundation and has served on the board of the Global Fund for Women since 2013. She is also the former chairperson of the Greater New York City affiliate of Susan G. Komen where she served on the board from 2006 to 2012. Ms. Masters has a B.A. in economics from the University of Cambridge.

We believe Ms. Masters is qualified due to her expertise in the financing and banking sector, including her knowledge of financial statements, as well as her current and former experience on boards of directors of other companies. Ms Masters has been a member of our Board since December 2019 and Chairperson of our Board of Directors since March 2020.

Kathy Tan Mayor has held numerous leadership positions in business development, retail marketing, loyalty marketing, and digital marketing technology. She is currently the Chief Marketing Officer of BoxyCharm, a beauty subscription service company located in South Florida. From 2016 to 2018, Ms. Mayor was the Chief Digital Officer across the 10 portfolio brands of Carnival Corporation and the Chief Marketing Officer of Carnival Cruise Line. From 2008 to 2016, Ms. Mayor held a number of positions at Las Vegas Sands Corporation including a number of vice president and senior vice president roles in strategy and marketing. From 2005 to 2008, she held multiple director positions with Caesar Entertainment Corporation. Prior to that Ms. Mayor worked for McKinsey & Company and Proctor & Gamble in Southeast Asia. Ms. Mayor has a B.S. in Management Engineering from Ateneo de Manila University and an MBA from Harvard Business School.

We believe Ms. Mayor is qualified to serve as a member of the Board due to her marketing and digital and information technology experience. Ms. Mayor has been a member of our Board since December 2018.

        George Syllantavos served as Stellar’s co-Chief Executive Officer, Chief Financial Officer, Secretary and Director from December 2015 until its merger with Phunware in December 2018. Mr. Syllantavos co-founded in February 2013 and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. From September 2009 to December 2016, he was the President, Secretary, Treasurer and sole director of BTHC X, Inc. (OTCBB: BTXI) and has been serving on the company’s board of directors since its merger with iOra Software Ltd. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. He served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp., a dry-bulk ship-owning company. Prior to his positions at Star Bulk Carriers Corp, Mr. Syllantavos has held multiple executive, director and leadership roles in the maritime and shipping, aviation, energy, and telecommunications industries. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an M.B.A. in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University.

We believe Mr. Syllantavos is well-qualified to serve as a member of the Board due to his public company experience, business leadership, and operational experience. We believe Mr. Syllantavos is qualified to serve as a member of the Board because of his experience serving as a chief financial officer of a public company and on the board of directors of a public company.

Additional Information

On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. Mr. Knitowski has been named as a cross-defendant in the Company's litigation with Uber Technologies, Inc.

On December 17, 2019, certain stockholders filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas. The plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. The "Executive Officers" identified above, and our "Non-Employee directors" identified above who were on the Board as of December 17, 2019 have been named as defendants in the lawsuit.

CORPORATE GOVERNANCE

Board Composition

Our business affairs are managed under the direction of the Board. The Board consists of eight members, six of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market ("Nasdaq"). Messrs. Crowder and Knitowski, both of whom serve as executive officers, are not considered independent.

The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•the Class I directors are currently Keith Cowan, Eric Manlunas and Blythe Masters, and their terms will expire at the 2022 Annual Meeting of Stockholders;
•the Class II directors are currently Lori Tauber Marcus and Kathy Tan Mayor, and their terms will expire at the 2020 Annual Meeting of Stockholders; and
•the Class III directors are currently Randall Crowder, Alan S. Knitowski and George Syllantavos, and their terms will expire at the 2021 Annual Meeting of Stockholders.

Our Certificate of Incorporation and Bylaws provide that the number of directors shall consist of one or more members and may be increased or decreased from time to time by a resolution of the Board. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in control of our Company.

On December 26, 2019, the Board of Directors of the Company increased the size of the Board to eight (8) directors, comprised of three (3) Class I directors, two (2) Class II directors, and three (3) Class III directors. To fill the vacancy caused by the creation of an additional Class I director seat, the Board appointed Blythe Masters to serve as a Class I director with a term expiring at the 2022 annual meeting of stockholders and until her successor has been duly elected and qualified. The Board has affirmatively determined that Ms. Masters is an independent director pursuant to Nasdaq’s governance listing standards. The Board also appointed Ms. Masters to serve as Chairperson of the Audit Committee. Further, the Board determined that Ms. Masters meets the qualifications of an "audit committee financial expert" as that term is defined under Item 407(d)(5)(ii) of Regulation S-K.

Committees of the Board of Directors

The Board has the authority to appoint committees to perform certain management and administrative functions. The Board has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee, each of which has the composition and responsibilities described below. Members serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

Messrs. Cowan and Manlunas and Mses. Masters and Mayor, each of whom is a non-employee member of the Board, comprise our Audit Committee. Ms. Masters is the Chairperson of our Audit Committee. We have determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. The Audit Committee is responsible for, among other things:

•selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•helping to ensure the independence and performance of the independent registered public accounting firm;
•discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;
•developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•reviewing the Company’s policies on and overseeing risk assessment and risk management, including enterprise risk management;
•reviewing the adequacy and effectiveness of our internal control policies and procedures and the Company’s disclosure controls and procedures;
•reviewing related person transactions; and
•approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Board has adopted a written charter for the Audit Committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Audit Committee Financial Expert

Our Board maintains an Audit Committee which reviews and reports to the Board on various auditing, internal control and accounting matters, including the quarterly reviews and annual audit report from our independent auditor. During 2019, the Audit Committee consisted of Mr. Cowan, Ms. Mayor, and Mr. Prokopios (Akis) Tsirigakis, with the Board determining that Mr. Tsirigakis qualified as an "audit committee financial expert" as defined under applicable SEC rules and satisfies the financial sophistication requirements of Nasdaq. Mr. Tsirigakis' term as a director of the Company expired at the 2019 Annual Meeting of Stockholders on December 5, 2019.

On December 26, 2019, the Board appointed Ms. Masters to serve as a Class I director with a term expiring at the 2022 annual meeting of stockholders and until her successor has been duly elected and qualified. The Board has affirmatively determined that Ms. Masters is an independent director pursuant to Nasdaq’s governance listing standards. The Board also appointed Ms. Masters to serve as Chairperson of the Audit Committee. Further, the Board determined that Ms. Masters meets the qualifications of an "audit committee financial expert" as that term is defined under Item 407(d)(5)(ii) of Regulation S-K.

For the period of December 5, 2019 until Ms. Masters' appointment to our Audit Committee on December 26, 2019, the Board of Directors determined the Company did not have an "audit committee financial expert" as defined by the SEC serving on the Audit Committee. The Board of Directors believes that members of the Audit Committee are able to read and understand the consolidated financial statement of the Company, are familiar with the Company and its business, and are capable of fulfilling the duties and responsibilities of an Audit Committee without the necessity of having an "audit committee financial expert" during this time period.

Compensation Committee

Ms. Marcus and Messrs. Manlunas and Syllantavos, each of whom is a non-employee member of the Board, comprise our Compensation Committee. Ms. Marcus is the Chairperson of our Compensation Committee. We have determined that each member of our Compensation Committee meets the requirements for independence under the rules of Nasdaq and SEC rules and regulations. The Compensation Committee is responsible for, among other things:

•reviewing, approving and determining the compensation of executive officers and key employees;
•reviewing, approving and determining compensation and benefits, including equity awards, to directors for service on the board of directors or any committee thereof;
•administering equity compensation plans;
•reviewing, approving and making recommendations to the Board of Directors regarding incentive compensation and equity compensation plans; and
•establishing and reviewing general policies relating to compensation and benefits of the Company's employees.

The Board has adopted a written charter for the Compensation Committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has been an officer or employee of our Company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Compensation Committee or the Board.

Nominating and Corporate Governance Committee

Mr. Cowan and Mses. Marcus and Mayor, each of whom is a non-employee member of our Board, comprise our Nominating and Corporate Governance Committee. Mr. Cowan is the Chairperson of our Nominating and Corporate Governance Committee. We have determined that each member of our Nominating and Corporate Governance Committee meets the requirements for independence under the rules of Nasdaq. The Nominating and Corporate Governance Committee is responsible for, among other things:

•identifying, evaluating and selecting or making recommendations to the Board regarding nominees for election to the Board and its committees;
•evaluating the performance of the Board and of individual directors;
•considering and making recommendations to the Board regarding the composition of the Board and its committees;
•reviewing developments in corporate governance practices; evaluating the adequacy of our corporate governance practices and reporting; and
•developing and making recommendations to the Board regarding corporate governance guidelines and matters.

The Board has adopted a written charter for the Nominating and Corporate Governance Committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq.

Non-Employee Director Compensation

In 2019, we implemented a formal policy pursuant to which our non-employee directors would be eligible to receive equity awards and cash retainers as compensation for service on the Board and its committees. We also reimburse our directors for reasonable travel expenses associated with attending meeting of the Board of Directors and meetings of its committees.

Director Compensation

The following table sets forth certain information with respect to the compensation for our directors, excluding reasonable travel expenses for the year ended December 31, 2019.

	Fiscal year ended December 31, 2019
Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Total ($)
Keith Cowan	45,000	178,541	223,541
Eric Manlunas(2)	7,706	136,883	144,588
Lori Tauber Marcus	43,000	178,541	221,541
Blythe Masters(3)	500	—	500
Kathy Tan Mayor	40,500	178,541	219,041
George Syllantavos	17,500	68,441	85,941
Prokopios (Akis) Tsirigakis(4)	26,694	—	26,694

(1)
Mr. Crowder and Mr. Knitowski serve as a members of the Board, however, they do not receive any additional compensation for the services he provides as a director. For information on Mr. Crowder and Mr. Knitowski's compensation, please refer to “Executive Compensation” in this Report.

(2)	Mr. Manlunas was elected to our Board at our Annual Meeting of Stockholders on December 5, 2019. His cash compensation was prorated to this date.
(3)	Ms. Masters was appointed to our Board on December 26, 2019. Her cash compensation was prorated to this date.
(4)	Mr. Tsirigakis did not stand for reelection at the 2019 Annual Meeting of the stockholders on December 5, 2019. His cash compensation was prorated until this date.
(5)	This column reflects the aggregate grant date fair value of restricted stock units granted during 2019 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2019. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2019:

	Restricted Stock Unit Awards
	Grant Date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)
Name
Keith Cowan	12/5/2019	56,099	66,758
Eric Manlunas	12/5/2019	112,199	133,517
Lori Tauber Marcus	12/5/2019	56,099	66,758
Blythe Masters	—	—	—
Kathy Tan Mayor	12/5/2019	56,099	66,758
George Syllantavos	12/5/2019	56,099	66,758

(1)	The RSUs vest ratably over one year at a rate of 1/4th on each Vesting Date (March 4, 2020, June 4, 2020, September 4, 2020 and December 4, 2020) beginning on December 5, 2019, until the RSUs are totally vested, subject to the individuals continue to serve on the board of directors on each such Vesting Date.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2019, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except for (i) a late Form 4 filing by each of Matt Aune, Luan Dang, Alan S. Knitowski, George Syllantavos and Prokopios (Akis) Tsirigakis all dated March 25, 2019 to report the exercise of warrants; (ii) a late Form 4 filing for Randall Crowder dated March 25, 2019 to report the transfer to shares and warrants and to report the exercise of warrants by the reporting person; (iii) a late Form 4 filing by each of Matt Aune, Keith Cowan, Randall Crowder, Lori Tauber Marcus and Kathy Mayor all dated May 24, 2019 to report the a grant of restricted stock equity awards; (iv) a late Form 4 filing by each of Luan Dang and Alan Knitowski both dated May 24, 2019 to report a grant of restricted stock equity awards and the transfer of certain holdings of the reporting persons; (v) a late Form 4 filing by each of Keith Cowan, Kathy Mayor and Lori Tauber Marcus all dated November 29, 2019 to report the vesting of previously granted and reported restricted stock equity awards; and (vi) a late Form 4 filing for Eric Manlunas dated December 12, 2019 to report a grant of restricted stock equity awards.

Corporate Governance Guidelines and Code of Business Conduct
Our board of directors has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the Governance portion of the investor relations page of our website at https://investors.phunware.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers on the same website, that are required to be disclosed by the rules of the SEC or the Nasdaq Stock Market.

Item 11. Executive Compensation.

Phunware’s named executive officers for 2019, which consist of the person who served as our principal executive officer during 2019 and the next two most highly compensated executive officers who served as executive officers in 2019, are as follows:

Alan Knitowski, our Chief Executive Officer;

Matt Aune, our Chief Financial Officer; and

Luan Dang, our Chief Technology Officer.

.
Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers for the year ended December 31, 2019 and 2018:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Alan Knitowski Chief Executive Officer	2019	375,000	225,000	1,293,830	17,541	1,911,371
	2018	310,000	186,000	90,540	14,040	600,580
Matt Aune Chief Financial Officer(4)	2019	275,000	137,500	920,330	21,653	1,354,483
Luan Dang Chief Technology Officer	2019	250,000	125,000	837,330	29,826	1,242,156
	2018	200,000	100,000	53,539	31,659	385,198

Significant Employee
Randall Crowder Chief Operating Officer(5)	2019	300,000	150,000	546,830	6,025	1,002,855
	2018	218,182	107,562	77,869	5,512	409,125

(1)	Reflects actual earnings, which may differ from approved based salaries due to the effective date of salary increases.
(2)	Amounts represent the aggregate grant date fair value of stock options or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date such stock is sold.
(3)	Amounts shown in this column include contributions Phunware made on behalf of the named executive officer and significant employee for inclusion in our medical benefits programs.
(4)	Mr. Aune was not a considered a named executive officer of the Company for the year ended December 31, 2018.
(5)	Mr. Crowder joined the Company as its Chief Operating Officer in February 2018.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2019:

		Options Awards				Restricted Stock Unit Awards
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Name		Exercisable	Unexercisable
Alan Knitowski	1/8/2018	233,886	—	0.61	1/8/2028	—		—
	5/8/2019	—	—	—	—	74,500	(1)	88,655
	7/30/2019	—	—	—	—	450,000	(2)	535,500
Matt Aune	1/8/2018	114,750	—	0.61	1/8/2028	—		—
	10/6/2015	22,950	—	0.5229	10/6/2025	—		—
	9/10/2013	22,950	—	1.3035	9/10/2023	—		—
	3/8/2013	4,590	—	0.5532	3/8/2023	—		—
	5/8/2019	—	—	—	—	74,500	(1)	88,655
	7/30/2019	—	—	—	—	225,000	(2)	267,750
Luan Dang	1/8/2018	90,158	—	0.61	1/8/2028	—		—
	5/8/2019	—	—	—	—	74,500	(1)	88,655
	7/30/2019	—	—	—	—	175,000	(2)	208,250

Significant Employee
Randall Crowder	2/14/2018	229,500	—	0.61	2/14/2028	—		—
	5/8/2019	—	—	—	—	74,500	(1)	88,655

(1)	The restricted stock units will vest in a series of six equal installments beginning on May 18, 2020, such that the restricted stock units will become fully vested on November 18, 2021, subject to the individuals continue employment on each such vesting date.
(2)	The restricted stock units will vest at various rates with of 1/4th vesting on May 18, 2020, and thereafter at a rate of 1/12th on the following vesting dates; August 18 2020, November 18, 2020, May 18, 2021, August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022 and May 18, 2023, subject to the individuals continue employment on each such vesting date.

Executive Employment Agreements

Summary

We have entered into employment agreements with each executive officer and significant employee noted above. The employment agreements generally provide for at-will employment and set forth each executive officer's initial base salary, bonus target, severance eligibility and eligibility for other standard employee benefit plan participation. Each of these employment agreements also provided for certain potential payments and acceleration of equity upon a termination without cause or termination in connection with a change of control of the Company.

Severance

Pursuant to the employment agreements, certain current and future significant employees, including the executive officers identified above, are eligible for severance benefits under certain circumstances.

The actual amounts that would be paid or distributed as a result of a termination of employment occurring in the future may be different than those presented below as many factors will affect the amount of any payments and benefits upon a termination of employment. For example, some of the factors that could affect the amounts payable include base salary and annual bonus target percentage. Although the Company has entered into a written agreement to provide severance payments and benefits in connection with a termination of employment under particular circumstances, the Company, or an acquirer, may mutually agree with an executive officer or significant employee to provide payments and benefits on terms that vary from those currently contemplated. In addition to the amounts presented below, each eligible executive officer or significant employee would also be able to exercise any previously-vested stock options that he or she held, in accordance with the terms of those grants and the respective plans pursuant to which they were granted. Finally, the eligible executive officer or significant employee may also receive any benefits accrued under our broad-based benefit plans, in accordance with those plans and policies.

Under the employment agreements, if a participating individual is terminated by the Company without cause or resignation for good reason (as defined in the employment agreement) during the three months before or in the year after a Change in Control (as defined in the employment agreement),it would constitute a termination within the Change in Control Period.

Termination without Cause or Resignation for Good Reason Outside the Change in Control Period

Messrs. Aune and Crowder are eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control:

•annual base salary for six (6) months from the date of termination in accordance with the Company’s normal payroll policies; and
•coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to six (6) months after termination.

Messrs. Dang and Knitowski are eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control:

•annual base salary for twelve (12) months from the date of termination in accordance with the Company’s normal payroll policies;
•the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to twelve (12) months after termination.

Termination without Cause or Resignation for Good Reason During the Change in Control Period

In the case of a Change in Control (as defined in the employment agreement), if Messrs. Aune or Crowder is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:
•a lump sum severance payment equal to: (i) the amount of base salary in effect on the date of termination that he would have otherwise received had he remained employed by the Company through the twelve (12) month anniversary of the Change in Control, and (ii) an amount equal to the average annualized bonus earned by him for the two (2) calendar years prior to the calendar year during which the Change in Control occurs, but in no event will the amount be less than his annual target bonus for the year during which the termination occurs, or if greater, his annual target bonus for the year during which the closing of the Change in Control occurs;
•the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to twelve (12) months after termination.

In the case of a Change in Control (as defined in the employment agreement), if Mr. Dang is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:

•a lump sum severance payment equal to: (i) the amount of base salary in effect on the date of termination that he would have otherwise received had he remained employed by the Company through the twenty-four (24) month anniversary of the Change in Control, and (ii) an amount equal to the average annualized bonus earned by him for the two (2) calendar years prior to the calendar year during which the Change in Control occurs, but in no event will the amount be less than his annual target bonus for the year during which the termination occurs, or if greater, his annual target bonus for the year during which the closing of the Change in Control occurs;
•the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to eighteen (18) months after termination.

In the case of a Change in Control (as defined in the employment agreement), if Mr. Knitowski is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:

•a lump sum severance payment equal to: (i) the amount of base salary in effect on the date of termination that he would have otherwise received had he remained employed by the Company through the twenty-four (24) month anniversary of the Change in Control, but in no event will he be paid less than twelve (12) months base salary and (ii) an amount equal to the average annualized bonus earned by him for the two (2) calendar years prior to the calendar year during which the Change in Control occurs, but in no event will the amount be less than 50% of his base salary in effect on the date of termination;
•the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to eighteen (18) months after termination.

Change in Control Vesting Acceleration

The employment agreements for Messrs. Dang and Knitowski provide a Change of Control accelerated vesting provision such that in the event of a Change in Control that occurs while an employee with the Company, 100% of any equity awards held as of the closing of the Change of Control will vest and become fully exercisable (to the extent possible) as of the closing of the Change of Control. With request to equity awards granted on or after the effective date of the employment agreement but granted prior to the closing of a Change of Control, the same vesting acceleration provision provided in the prior sentence will apply to such equity awards, expect to the extent provided in the applicable equity award agreement by explicit reference to the employment agreement.

Executive Bonus Plan

Each of our named executive officers participated in our Senior Staff Bonus Plan. The Senior Staff Bonus Plan provided for bonus payments to eligible employees. The target bonuses for each named executive officer and our significant employee under the Senior Staff Bonus Plan for the year ended December 31, 2019 are as follows: Mr. Knitowski: $225,000; Mr. Aune: $137,500; Mr. Dang: $125,000; and Mr. Crowder: $150,000.

Equity Compensation Plans

Information set forth under the subheading "Securities Authorized for Issuance Under Equity Compensation Plans" in Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 30, 2020 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 2009 Equity Incentive Plan and the 2018 Equity Incentive Plan. Each of these plans has been approved by the Company’s stockholders. The Company does not maintain any equity incentive plans that have not been approved by its stockholders.

Plan Category(1)	Number of securities issued upon the exercise of outstanding options and rights	Weighted average exercise price($)(2)	Number of securities available for future issuances
2009 Equity Incentive Plan(3)	1,465,450	0.80	—
2018 Equity Incentive Plan (4)	2,436,968	3.15	205,206
2018 Employee Stock Purchase Plan (5)	—	—	272,942

(1)	The equity compensation plans are described in Note 13 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 30, 2020.
(2)
The weighted-average exercise price of stock option awards outstanding under the 2009 Equity Incentive Plan (the “2009 Plan”) as of December 31, 2019. Restricted stock units are granted at no cost to employees and Directors.

(3)	Effective with the adoption of the 2018 Equity Incentive Plan (the "2018 Plan"), no additional grants will be made under the 2009 Plan.
(4)
As of December 31, 2019, 3,245,922 awards have been granted under the 2018 Plan. The shares of common stock reserved for issuance under the 2018 Plan also include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us, with the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 1,471,669, as of December 31, 2019, which is not included in the figure above.

(5)	As of December 31, 2019, the Company had not consummated an enrollment or offering period related to the 2018 Employee Stock Purchase Plan.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 24, 2020, for:

•each stockholder known to us to be beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our directors and director nominees;
•each of our named executive officers; and
•all of our current directors, director nominees and executive officers as a group.

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

Applicable percentage ownership is based on 40,700,206 shares of our common stock outstanding as of April 24, 2020. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 24, 2020. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 7800 Shoal Creek Blvd, Suite 230-S, Austin, TX 78757.

Name of Beneficial Owner	Shares(1)	Percentage
Magellan Investments Corp.(2)	1,407,436	3.5%
Mount Raya Investments Limited(3)	2,205,886	5.4%
Named Executive Officers and Directors:
Alan Knitowski(4)	1,110,338	2.7%
Luan Dang(5)	1,046,041	2.6%
Matt Aune(6)	250,408	0.6%
Randall Crowder(7)	248,406	0.6%
Keith Cowan(8)	80,987	0.2%
Eric Manlunas(9)	981,967	2.4%
Lori Tauber Marcus(10)	80,301	0.2%
Kathy Tan Mayor(11)	77,193	0.2%
George Syllantavos(12)	1,450,239	3.6%
Blythe Masters(13)	31,381	0.1%
All executive officers and directors as a group (10 persons)(14)	5,357,261	12.9%

(1)
The percentage of beneficial ownership on the record date is calculated based on 40,700,206 shares of our common stock as of April 24, 2020, adjusted for each owner’s options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 24, 2020, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

(2)	Mr. Syllantavos is the sole shareholder of Magellan Investments Corp. As a result, Mr. Syllantavos may be deemed to be beneficial owner of any shares deemed to be beneficially owned by Magellan Investments Inc. The address for these entities is 90 Kifissias Avenue, Maroussi 15125, Athens, Greece.
(3)	Based on a Schedule 13G filed with the SEC on January 3, 2019. Includes 2,205,886 shares held of record by Mount Raya Investments Limited, an entity wholly-controlled by Khazanah Nasional Berhad, a strategic investment fund of the Government of Malaysia. The address for this entity is c/o Khazanah Americas Incorporated, 101 California Street, Suite 4550, San Francisco, California 94111.
(4)
Consists of (i) 196,374 shares held of record by Mr. Knitowski, (ii) 539,867 shares held of record by Cane Capital, LLC, for which Mr. Knitowski serves as president, (iii) 12,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 1), for which Mr. Knitowski serves as co-president, (iv) 20,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 2), for which Mr. Knitowski serves as co-president, (v) 11,750 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 3), for which Mr. Knitowski serves as co-president, (vi) 1,972 shares held of record by Knitowski Childrens Trust, for which Mr. Knitowski serves as president, (vii) 233,886 shares subject to options exercisable within 60 days of April 24, 2020, of which 191,041 had vested as of such date and (viii) 137,334 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

(5)
Consists of (i) 868,654 shares held of record by Mr. Dang (ii) 12,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 1), for which Mr. Dang serves as co-president, (iii) 20,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 2), for which Mr. Dang serves as co-president, (iv) 11,750 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 3), for which Mr. Dang serves as co-president, (v) 90,158 shares subject to options exercisable within 60 days of April 24, 2020, of which 65,053 had vested as of such date and and (vi) 68,584 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

(6)
Consists of (i) 20,819 shares held of record by Mr. Aune, (ii) 165,240 shares subject to option exercisable within 60 days of April 24, 2020, of which 148,505 had vested as of such date and (iii) 81,084 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

(7)
Consists of (i) 89,698 shares held of record by Mr. Crowder and (ii) 229,500 shares subject to option exercisable within 60 days of April 24, 2020, of which 133,874 had vested as of such date and and (iii) 24,834 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

(8)	Consists of (i) 66,962 shares held directly by Mr. Cowan and (ii) 14,025 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.
(9)
Consists of (i) 28,050 shares held directly by Mr. Manlunas, (ii) 248,148 shares held of record by Wavemaker Partners II LP (f/k/a Siemer Ventures II LP), for which Mr. Manlunas serves as managing partner, (iii) 329,037 shares held of record by Kmeleon International Limited, for which Mr. Manlunas serves as managing partner, (iv) 184,296 shares held of record by Wavemaker Phunware Partners LP, for which Mr. Manlunas serves as managing partner, (v) 164,386 shares held of record by Wavemaker Partners III LP, for which Mr. Manlunas serves as managing partner and (vi) 28,050 shares subject to vesting for restricted stock units within 60 days of April 24, 2020. The address for these entities is 1438 Ninth Street, Suite 600, Santa Monica, CA 90401.

(10)	Consists of (i) 66,276 shares held directly by Ms. Marcus and (ii) 14,025 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.
(11)	Consists of (i) 63,168 shares held directly by Ms. Mayor and (ii) 14,025 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.
(12)
Consists of (i) 28,778 shares held directly by Mr. Syllantavos, (ii) 1,407,436 shares held of record by Magellan Investments Corp., for which Mr. Syllantavos is the sole shareholder and (iii) 14,025 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

(13)	Consists of 31,381 shares held directly by Ms. Masters.
(14)
Consists of (i) 4,422,802 shares held of record by our current directors and executive officers, (ii) 718,784 shares subject to options exercisable within 60 days of April 24, 2020, of which 538,473 had vested as of such date, and (iii) 395,986 shares subject to vesting for restricted stock units within 60 days of April 24, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Existing Policies and Procedures for Related Person Transactions

We have adopted a formal written policy providing that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our capital stock, any member of the immediate family of any of the foregoing persons and any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position or in which such person has a 5% or greater beneficial ownership interest, are not permitted to enter into a related party transaction with us without the approval of our nominating and corporate governance committee, subject to the exceptions described below.

A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involves exceeds $120,000. Transactions involving compensation for services provided to the Company as an employee or director are not covered by this policy.

The Board has determined that certain transactions will not require the approval of the Audit Committee, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a director, non-executive employee or beneficial owner of less than 10% of that company’s outstanding capital stock, transactions where a related party’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and transactions available to all employees generally.

Related Person Transaction

Transfer Sponsor Warrant Notes. As consideration for certain warrants transferred to Phunware stockholders, a promissory note (the “Transfer Sponsor Warrant Note”) was issued to entities in which Messrs. Syllantavos and Tsirigakis have interest. The amount of the note was $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest. The warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note was to mature on December 26, 2019. The Transfer Sponsor Warrant Note was waived and forgiven by the noteholders on January 15, 2019.

Assumed Payables. The Company assumed $255,000 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of Messrs. Syllantavos and Tsirigakis.

Phunware Notes. On November 15, 2019, the Company issued a promissory note in the principal amount of $195,000, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors.

Related Party Bridge Loans. In the first quarter of 2020, various related parties loaned the Company $560,000. The Related Party Bridge Loans ("RPBLs") have an interest of 10% per annum and will mature on November 14, 2024. Payments on or payoff of the RPBLs may be made early with no penalty. The RPBLs were made in the following amounts by the following related parties: (i) $204,000 by Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer; (ii) $151,000 by Curo Capital Appreciation Fund, LLC, an entity in which Alan S. Knitowski, the Company's Chief Executive Officer and Luan Dang, our Chief Technology Officer serve as co-presidents; (iii) $155,000 by various individuals associated by familiar relationship with Alan S. Knitowski, our Chief Executive Officer; and (iv) $50,000 by Luan Dang, the Company's Chief Technology Officer.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Messrs. Cowan, Manlunas and Syllantavos and Mses. Marcus, Masters, and Mayor, representing six of our eight directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Lead Independent Director

We believe that the structure of our board of directors and committees provides strong overall management. The Chair of our board of directors and our Chief Executive Officer roles will be separate. Mr. Knitowski will serve as our Chief Executive Officer and Ms. Masters will serve as Chair of our board of directors. This structure will enable each person to focus on different aspects of company leadership. Our Chief Executive Officer will be responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our board of directors will monitor the content, quality and timeliness of information sent to our board of directors and will be available for consultation with our board of directors regarding the oversight of its business affairs. Our independent directors will bring experience, oversight and expertise from outside of Phunware, while Mr. Knitowski will bring company-specific experience and expertise. As one of the founders of Phunware, Mr. Knitowski is best positioned to identify strategic priorities, lead critical discussion and execute our business plans.

Limitation on Liability and Indemnification Matters

As permitted under Delaware law, our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our amended and restated certificate of incorporation from limiting the liability of our directors for any of the following:

• any breach of a director’s duty of loyalty to us or to our stockholders;
• acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
• unlawful payment of dividends or unlawful stock repurchases or redemptions; and
• any transaction from which a director derived an improper personal benefit.

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

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal year ended December 31, 2019 and 2018.

	Fiscal Year Ended
	(In thousands)
	2019	2018
Audit Fees(1)	$334	$466
Audit-related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$334	$466

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with filing registration statements, and amendments thereto.
(2)	“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.
(3)	“Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning.
(4)	“All Other Fees” consist of the cost of a subscription to an accounting research tool.

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

Exihibit No.	Description
31.3*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.4*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2020	PHUNWARE, INC.

	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski
Title: Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matt Aune
Name: Matt Aune
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)