Form 10-Q
period 2020-03-31
Phunware, Inc.
filed 2020-05-15
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market
As of May 12, 2020, 40,950,206 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three months ended March 31, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II	OTHER INFORMATION	30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

	Signatures	32

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except per share information)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$833	$276
Accounts receivable, net of allowance for doubtful accounts of $3,153 and $3,179 at March 31, 2020 and December 31, 2019, respectively	913	1,671
Prepaid expenses and other current assets	475	368
Total current assets	2,221	2,315

Property and equipment, net	16	24
Goodwill	25,784	25,857
Intangible assets, net	212	253
Deferred tax asset – long term	241	241
Restricted cash	91	86
Other assets	276	276
Total assets	$28,841	$29,052

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,670	$10,159
Accrued expenses	4,404	4,035
Deferred revenue	3,132	3,360
PhunCoin deposits	1,202	1,202
Factored receivables payable	450	1,077
Current maturities of long-term debt, net	1,195	—
Total current liabilities	21,053	19,833

Long-term debt	2,104	910
Long-term debt - related party	755	195
Deferred tax liability	241	241
Deferred revenue	3,200	3,764
Deferred rent	135	83
Total liabilities	27,488	25,026

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value	4	4
Additional paid in capital	129,370	128,008
Accumulated other comprehensive loss	(454)	(382)
Accumulated deficit	(127,567)	(123,604)
Total stockholders’ equity	1,353	4,026
Total liabilities and stockholders’ equity	$28,841	$29,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net revenues	$2,640	$5,315
Cost of revenues	1,091	2,617
Gross profit	1,549	2,698

Operating expenses:
Sales and marketing	605	724
General and administrative	3,945	3,975
Research and development	861	1,309
Total operating expenses	5,411	6,008
Operating loss	(3,862)	(3,310)

Other income (expense):
Interest expense	(101)	(188)
Other income	—	4
Total other expense	(101)	(184)
Net loss	(3,963)	(3,494)
Other comprehensive loss:
Cumulative translation adjustment	(72)	27
Comprehensive loss	$(4,035)	$(3,467)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)

Weighted-average common shares used to compute net loss per share, basic and diluted	40,095	30,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	—	—	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	—	—	33	—	16	—	—	16
Release of restricted stock	—	—	116	—	—			—
Issuance of common stock for payment of legal and board of director fees	—	—	733	—	492	—	—	492
Stock-based compensation expense	—	—	—	—	635	—	—	635
Equity classified cash conversion feature of Senior Convertible Note	—	—	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—	—	—	(72)	(72)
Net loss	—	—	—	—	—	(3,963)	—	(3,963)
Balance - March 31, 2020	—	—	40,693	$4	$129,370	$(127,567)	$(454)	$1,353

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	6	5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	1,087	—	1,087
Exercise of stock options, net of vesting of restricted shares	—	—	61	—	35	—	—	35
Issuance of common stock related to cash-based exercise of common stock warrants	—	—	617	—	6,184	—		6,184
Issuance of common stock related to cashless exercise of warrants	—	—	10,400	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with business combination	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	11	—	—	11
Cumulative translation adjustment	—	—	—	—	—	—	27	27
Net loss	—	—	—	—	—	(3,494)	—	(3,494)
Balance - March 31, 2019	—	—	38,331	$4	$125,421	$(114,227)	$(391)	$10,807
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(3,963)	$(3,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8	16
Amortization of acquired intangibles	41	75
Amortization of debt discount and deferred financing costs	13	—
Loss on sale of digital currencies	—	4
Bad debt (recovery) expense	(16)	15
Stock-based compensation	635	11
Changes in operating assets and liabilities:
Accounts receivable	783	850
Prepaid expenses and other assets	(108)	(34)
Accounts payable	851	(1,290)
Accrued expenses	643	(87)
Deferred revenue	(792)	(182)
Net cash used in operating activities	(1,905)	(4,116)

Investing activities
Proceeds received from sale of digital currencies	—	88
Net cash provided by investing activities	—	88

Financing activities
Proceeds from borrowings, net of issuance costs	2,595	—
Proceeds from related party bridge loans	560
Net repayments on factoring agreement	(627)	(803)
Proceeds from warrant exercises	—	5,731
Proceeds from exercise of options to purchase common stock	15	35
Series A convertible preferred stock redemptions and dividend payments	—	(6,240)
Net cash provided by (used in) financing activities	2,543	(1,277)

Effect of exchange rate on cash and restricted cash	(76)	26
Net increase (decrease) in cash and restricted cash	562	(5,279)
Cash and restricted cash at the beginning of the period	362	6,344
Cash and restricted cash at the end of the period	$924	$1,065
Supplemental disclosure of cash flow information
Interest paid	$98	$213
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Proceeds due from transfer agent for warrant exercises	$—	$361
Issuance of common stock for payment of legal and board of director fees	$492	$—
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
The balance sheet at December 31, 2019 was derived from the Company’s audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of March 31, 2020 and the results of operations for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim period.
Reclassifications of Prior Year Presentation
Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation. This reclassification had no effect on the Company's reported results of operations. A reclassification was made to the condensed consolidated balance sheet as of December 31, 2019 to identify related parties for debt issuances.
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

The following table sets forth the Company's concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended March 31,
	2020	2019
Fox Networks Group	—%	63%
American Made Media Consultants, LLC	31%	—%
Houston Methodist	11%	13%

The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31, 2020	December 31, 2019
American Made Media Consultants, LLC	30%	15%
Presidio Networked Solutions LLC	23%	11%
Fort Lauderdale International Airport/Starmark	10%	—%
HID Global (through Bluvision Inc.)	—%	23%
MD Anderson	—%	10%
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
Future plans may include obtaining new debt financings and credit lines, utilizing existing or expanding existing credit lines, issuing equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently assured, and consequently do not sufficiently mitigate the risks and uncertainties disclosed above. There can be no assurance that the Company will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet the Company’s capital needs and support its growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, its operations would be materially negatively impacted. The Company has therefore concluded there is substantial doubt about its ability to continue as a going concern through one year from the issuance of these condensed consolidated financial statements.
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

2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019, except as set forth below.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, fair value of debt component of convertible notes and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Senior Convertible Note
In March 2019, the Company issued a 7% Senior Convertible Note (defined below) with a principal amount of $3,000 for gross proceeds at closing of $2,371. In accounting for the issuance, the Company separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the senior convertible notes on our condensed consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized using the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.
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
As of March 31, 2020 and December 31, 2019, 4,689 and 6,219 shares were restricted, respectively, relating to early exercises of the Company’s 2009 Stock Option Plan and are excluded from basic shares outstanding for the years then ended.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step; comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements or disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. In November 2019, the FASB issued ASU No. 2019-10 ("ASU 2019-10"). ASU 2019-10 delayed the effective date of ASU 2016-02 for certain types of businesses, including private companies. Under the JOBS Act, the Company has previously elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an Emerging Growth Company ("EGC"), can adopt the new or revised standard at the time private companies adopt the new or revised standard. Accordingly, this ASU is now effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Although earlier application is permitted, the Company plans to implement this guidance beginning the first quarter of its fiscal year 2021. The Company currently does not expect the ASU 2016-02 to materially impact our results of operations; although, based upon our current operating leases outstanding, we believe this guidance may have a material impact on our consolidated balance sheet. We do not plan on recasting prior periods.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a Smaller Reporting Company ("SRC") as defined by the SEC, the standard is currently effective for the Company annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2019. We currently intend to adopt ASU No. 2016-13 effective January 1, 2023. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements and disclosures.
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
3. Revenue
Disaggregation of Revenue
We derived 90% and 99% of our net revenues from within the United States for the three months ended March 31, 2020 and March 31, 2019, respectively. During the three months ended March 31, 2020, the Company derived 10% of its net revenues from outside the United States.
The following table sets forth the Company's net revenues:

	Three Months Ended March 31,
	2020	2019
Net Revenues
Platform subscriptions and services	$2,391	$4,821
Application transaction	249	494
Net revenues	$2,640	$5,315

Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	March 31, 2020	December 31, 2019
Current deferred revenue
Platform subscriptions and services revenue	$3,052	$3,278
Application transaction revenue	80	82
Total current deferred revenue	$3,132	$3,360

Non-current deferred revenue
Platform subscriptions and services revenue	$3,200	$3,764
Total non-current deferred revenue	$3,200	$3,764
Total deferred revenue	$6,332	$7,124

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2020, the Company recognized revenue of $1,484 that was included in its deferred revenue balance as of December 31, 2019.
Remaining Performance Obligations
Remaining performance obligations were $11,219 as of March 31, 2020, of which the Company expects to recognize 45% as revenue over the next 12 months and the remainder thereafter.

4. Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents as of March 31, 2020 and December 31, 2019.
As a result of the issuance of the Notes (defined and discussed further below), the Company had $91 and $86 in restricted cash as of March 31, 2020 and December 31, 2019, respectively.
5. Factoring Agreement
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
The Company's factor expense is recorded as interest expense in the condensed consolidated statement of operations and comprehensive loss. Factor expense totaled $53 and $186 for the three months ended March 31, 2020 and March 31, 2019, respectively.
The amount of factored receivables outstanding was $450 and $1,077 as of March 31, 2020 and December 31, 2019, respectively. There was $2,550 and $1,923 available for future advances as of March 31, 2020 and December 31, 2019, respectively.

6. Debt

A summary of the Company's various debt obligations is set forth below:

	March 31, 2020	December 31, 2019
Senior convertible note	$2,339	$—
Convertible notes	250	250
Promissory notes	905	855
Related-party bridge loans	560	—
Total debt	$4,054	$1,105
Less: current maturities of long-term debt	$(1,195)	$—
Less: related-party debt	$(755)	$(195)
Long-term debt	$2,104	$910

Senior Convertible Note
In March 2020, the Company issued a Senior Convertible Note to an institutional investor with an initial principal amount of $3,000 (the “Senior Convertible Note”) for a cash purchase price of $2,760 (reflecting an original issue discount of $240) in a private placement. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2,371.
The Senior Convertible Note bears interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021.
Interest expense related to the Senior Convertible Note for the three months ended March 31, 2020 and interest payable at March 31, 2020 was immaterial.
Monthly Payments and Conversion
Starting on April 30, 2020 and on the last trading day of the month and on the maturity date, the Company is required to make monthly payments. On each payment date, the Company will be required to settle a principal repayment of approximately $143 plus interest thereon (the “Installment Amount”) which shall be satisfied in shares of common stock of the Company at 100% of the Installment Amount, or at the election of the Company, in whole or in part, in cash, at 105% of the Installment Amount. Installment payments made in common stock are subject to customary equity conditions (including minimum floor price and volume thresholds), and are calculated on a conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the payment date.
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
Redemption
The noteholder has the option to require the Company to redeem all or a portion of the Senior Convertible Note then unpaid and outstanding, as follows:
•Subsequent Placement Optional Redemption - At any time after the earlier of the date a noteholder becomes aware of any placement by us of equity or equity-linked securities or the date of consummation of such a placement with net proceeds in the aggregate exceeding $5,000, subject to certain limited exceptions, the noteholder will have the right to have us redeem a portion of the Senior Convertible Note not in excess of 30% of the net proceeds from such placement at a redemption price of 110% of the portion of the Senior Convertible Note.

•Change in Control - In connection with a Change of Control (as defined in the Senior Convertible Note), the noteholder may require us to redeem all or any portion of the Senior Convertible Note. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal of the Senior Convertible Note to be redeemed, and accrued and unpaid interest, (ii) 115% of the market value of the shares of our common stock underlying the Senior Convertible Note, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the Senior Convertible Note, as determined in accordance with the Senior Convertible Note.
•Event of Default – Upon occurrence of an Event of Default, the noteholder may require us to redeem in any or all of the Senior Convertible Note at cash redemption price equa1 to the greater of (i) 115% of the outstanding principal, and accrued and unpaid interest and unpaid late charges, or (ii) the market value of the shares of the common stock underlying the Senior Convertible Note.
At any time on or prior to May 19, 2020, the Company may redeem the Senior Convertible Note at a price equal to 100% of the outstanding principal or, if greater, the market value of the common stock underlying the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon. Thereafter, the Company’s optional redemption price will equal 110% of the outstanding principal or, if greater, the market value of the shares underlying the Senior Convertible Note to be redeemed, and accrued and unpaid interest and unpaid late charges thereon.
Covenants
Under the Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters, including the following provisions.
The Company is subject to a financial covenant that requires it to maintain available cash in the amount of $200 at the end of each fiscal quarter.
In addition, the Company granted the noteholder participation rights in future equity and equity-linked offerings of securities during the two years after the closing in an amount of up to 30% of the securities being sold in such offerings.
Related-Party Bridge Loans
During the first quarter of 2020, various related parties loaned the Company $560. The Related-Party Bridge Loans ("RPBLs") bear an interest of 10% per annum and will mature on November 14, 2024. Payments on or payoff of the RPBLs may be made early with no penalty. The RPBLs and amounts thereof were made by the following related parties: (i) $204 by Cane Capital, LLC, an entity owned in part by our Chief Executive Officer; (ii) $151 by Curo Capital Appreciation Fund, LLC, an entity in which the Company's Chief Executive Officer and Chief Technology Officer serve as co-presidents, (iii) $155 by various individuals associated by familiar relationship with our Chief Executive Officer; and (iv) $50 by Luan Dang, the Company's Chief Technology Officer. Transaction costs related to the RPBLs were not significant. Interest expense related to the RPBLs for the three months ended March 31, 2020 was not significant and interest payable as of March 31, 2020 was not significant.
Convertible Notes
In 2019, the Company’s board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration. The Company may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes.
The Convertible Notes bear ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. However, at the holder’s election, interest payments may be deferred until the earlier of (i) repayment in full of all remaining unpaid principal and (ii) conversion. The Convertible Notes mature on June 3, 2024.
The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares. Assuming the Convertible Notes in an aggregate principal amount of $20,000 are sold under the Purchase Agreement, and assuming that all interest payments are deferred until maturity, the Convertible Notes would be convertible to a maximum total of approximately 2,347,826 shares of the Company’s common stock.
The Company has one Convertible Note with a balance outstanding of $250 as of March 31, 2020. Transaction costs related to the issuance of the Convertible Note were immaterial. Interest expense related to the Convertible Note for the three months ended March 31, 2020 was immaterial and interest payable as of March 31, 2020 and December 31, 2019 was immaterial.
Promissory Notes
In 2019, the Company’s board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration. The Company may prepay the Notes at any time without penalty. The Company may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes.
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
During 2019, the Company issued a Note in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors.
The Notes have a balance outstanding of $905 as of March 31, 2020. Transaction costs related to the issuance of the Notes were immaterial. Interest expense related to the Notes for the three months ended March 31, 2020 was immaterial and interest payable as of March 31, 2020 and December 31, 2019 was immaterial.
7. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $211 and $165 for the three months ended March 31, 2020 and March 31, 2019, respectively.
Future minimum annual lease payments as of March 31, 2020 under the Company’s operating leases are set forth as follows:

Future minimum lease obligations years ending December 31,	Lease Obligations
2020 (Remainder)	$542
2021	836
2022	725
2023	622
2024	609
Thereafter	274
Total	$3,608
Litigation
On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking approximately $3,000 (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in the Company's complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd. ("Fetch") - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or the Company (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). Phunware filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, the Company retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. On October 1, 2019, Alan S. Knitowski (“Knitowski”) filed his Motion to Quash Service of Summons, which was denied on October 29, 2019. On October 7, 2019, D. Stasiuk, M. Borotsik, and A. Cook filed their Motion to Quash Service of Summons, which was denied on December 17, 2019. On December 2, 2019, the case was reassigned for all purposes to Judge Cheng of the Superior Court of California, San Francisco County (Department 613). On January 22, 2020, the Court assigned the case to Judge Wiss of the Superior Court of California, San Francisco County (Department 305) for purposes of trial. On March 13, 2020, the Court announced that jury trials will be continued for 90 days from the date they have been scheduled in response to the COVID-19 pandemic. Additionally, on March 13, 2020, the Court ordered Phunware to pay $78 in monetary sanctions based on a discovery motion brought by Uber. On March 19, 2020, Uber filed a further discovery motion for sanctions with is due to be heard in June 2020. Discovery is continuing. On May 5, 2020, the court ordered a new trial date of September 21, 2020. The Company maintains that its claims against Uber are meritorious and that Uber’s claims against the Company are not. However, Phunware makes no predictions on the likelihood of success of prevailing on its contract action against Uber or on the likelihood of defeating Uber’s claims against the Company.
On December 17, 2019, certain stockholders (the "Plaintiffs") filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas. The Plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. According to the Plaintiffs, the price of Phunware stock dropped significantly during the lock up period. The Plaintiffs seek unspecified damages in excess of one million dollars. The Company maintains the Plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the lawsuit. All defendants have answered. The Court has not yet set a trial date or pretrial deadlines. Certain written discovery has been propounded, but responses are not yet due.
On March 9, 2020, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). EGS is seeking monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered for Stellar in conjunction with the reverse merger with the Company, plus legal and court costs. Pursuant to a stipulation, the Company currently has until June 12, 2020 to respond to the complaint. The Company has $690 in accounts payable in the condensed consolidated balance sheet as of March 31, 2019 and December 31, 2019 related to the alleged unpaid invoices.
On April 24, 2020 Sha-Poppin Gourmet Popcorn, LLC (the “Popcorn Company”) filed a lawsuit against certain defendants, including the Company. The case captioned, Sha-Poppin Gourmet Popcorn, LLC versus JPMorgan Chase Bank, N.A., RCSH Operations, LLC, RCSH Operations, Inc (together d/b/a Ruth’s Chris Steakhouse), and Phunware, Inc., was filed in the Northern District of Illinois, Eastern Division. The Popcorn Company alleges, among other claims, the Company was unjustly enriched by JPMorgan Chase for the Company's loan made pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). (See Note 13 for discussion related to the Company's CARES Act loan.) The Company was served notice on April 27, 2020 and has 21 days after this date to answer. The Company disputes these claims and intends to defend the matter vigorously. Given the preliminary stage of the case, the Company is unable to predict the outcome of this dispute, or estimate the loss or range of loss, if any, associated with this matter.

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
8. PhunCoin & PhunToken
PhunCoin
In 2018, PhunCoin, Inc., the Company’s wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D (the "Reg D Offering") as promulgated under the Securities Act of rights to acquire a token denominated as "PhunCoin" (the "Rights"). In addition, in 2019, we commenced an offering of Rights pursuant to Regulation CF (the "Reg CF Offering"). PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of PhunCoin at the time of issuance of PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase (early purchasers will receive a larger discount rate).
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of the Company’s blockchain technology enabled rewards marketplace and data exchange ("Token Ecosystem"), (ii) one (1) year after the issuance of the Rights to the purchaser, or (iii) the date the Company determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable; however, the Company believes it has a contractual obligation to use good faith efforts to issue a token to Rights holders under the token rights agreement. The Company currently anticipates that PhunCoin will be issued to the holders of the Rights in 2020. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem. There can be no assurance as to when (or if) the Company will be able to successfully launch the Token Ecosystem. The Company is currently developing multiple aspects of the Token Ecosystem and expects that a review (beta) period will likely conclude in in the first half of 2020. The final software readiness date of the Token Ecosystem may be adjusted based on user feedback provided in the review (beta) period and thus a specific launch date is difficult to determine at this time, as it is based on many external factors outside of our control.
As of March 31, 2020, the Company has received aggregate cash proceeds from the Reg D Offering and Reg CF Offering of $1.2 million, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the launch of the Token Ecosystem occurs. The Reg CF Offering closed May 1, 2019. While the Reg D Offering is ongoing, the Company does not anticipate any additional proceeds to be raised.
PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of March 31, 2020, the Company has not sold any Phun.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of March 31, 2020 was 1,000,000,000 shares, with a par value of $0.0001 per share. At March 31, 2020 and December 31, 2019, there were 40,700,206 and 39,817,917 shares outstanding, inclusive of 4,689 and 6,219 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
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
Warrants
The Company has various warrants outstanding. A summary of the Company’s warrant activity is set forth below:

Warrant Type	Cash Exercise Price per share	Warrants Outstanding December 31, 2019	Warrants Exercised		Warrants Outstanding March 31, 2020
			Cash	Cashless

Common stock warrant (Series D-1)	$5.54	14,866	—	—	14,866
Common stock warrants (Series F)	$9.22	377,402	—	—	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	—	—	1,761,291
Private Placement Warrants	$11.50	1,658,381	—	—	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	—	—	24,172
Total		3,836,112	—	—	3,836,112

10. Stock-Based Compensation
2018 Equity Incentive Plan
In 2018, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services to the Company, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of March 31, 2020, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,385,862.
During the three months ended March 31, 2020, restricted stock units were the only stock-based incentives granted under the 2018 Plan. A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	2,436,968	$3.15
Granted	1,624,607	1.11
Released	(848,615)	0.97
Forfeited	(88,500)	5.56
Outstanding as of March 31, 2020	3,124,460	$2.61

Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 712,874 and 205,206 shares of common stock reserved for future issuances as of March 31, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, we granted 123,084 restricted stock units to non-employee directors, each with a grant date fair value of $1.25 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 125,523 restricted stock units to non-employee directors, with a grant date fair value of $1.25 per share. The awards vest over ten months in four equal installments on March 26, 2020, June 26, 2020, September 18, 2020, and December 25, 2020, respectively, and are subject to service conditions. We also granted 756,000 restricted stock unit awards to team members with an average grant date fair value of $1.25 per share. The awards granted to team members vest over an average of 42 months with various installment and vesting dates, and are subject to service conditions. We also granted 610,000 restricted stock units to non-employee service provider that were for the satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.89.
2018 Employee Stock Purchase Plan
Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The 2018 ESPP will be administered by our board of directors or a committee appointed by the board (the “administrator”). The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock through accumulated contributions. The 2018 ESPP permits participants to purchase shares of common stock through contributions (generally in the form of payroll deductions) of up to an amount of their eligible compensation determined by the administrator. Subject to certain other limitations or unless otherwise determined by the administrator, a participant may purchase a maximum of 2,000 shares of common stock during a purchase period. The offering periods under the 2018 ESPP will begin on such date as determined by the administrator and expire on the earliest to occur of (a) the completion of the purchase of shares on the last exercise date occurring within 27 months of the applicable enrollment date of the offering period on which the purchase right was granted, or (b) a shorter period established by the administrator prior to an enrollment date for all options to be granted on such enrollment date. Amounts deducted and accumulated by the participant are used to purchase shares of common stock on each exercise date. The purchase price of the shares will be determined by the administrator but in no event will be less than 85% of the lower of the fair market value of common stock on the enrollment date or on the exercise date. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment with the Company.
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
As of March 31, 2020, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of March 31, 2020 and December 31, 2019.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of March 31, 2020 and December 31, 2019, 4,689 and 6,219 shares were unvested amounting to $3 and $3 in accrued expenses, respectively. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.

A summary of the Company’s stock option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,465,450	$0.80	6.86	$771
Granted	—
Released	(31,506)	0.47
Forfeited	(52,771)	1.20
Outstanding as of March 31, 2020	1,381,173	$0.79	6.41	$115
Exercisable as of March 31, 2020	1,033,654	$0.72	5.94	$96
For the three months ended March 31, 2020, the aggregate intrinsic value of options exercised was $17 and the total fair value of options vested was $34.
The Company has not granted any equity awards under the 2009 Plan since 2018.
Stock-Based Compensation
Compensation costs that have been included on the Company’s condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended March 31,
Stock-based compensation	2020	2019
Cost of revenues	$51	$14
Sales and marketing	7	(25)
General and administrative	599	23
Research and development	(22)	(1)
Total stock-based compensation	$635	$11
The Company recognizes forfeitures as they occur. As of March 31, 2020, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $6.3 million. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.5 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $177 as of March 31, 2020.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of March 31, 2020 and December 31, 2019, all of the Company’s identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
At March 31, 2020 and December 31, 2019, there is $255 recorded in accounts payable due to Nautilus Energy Management Corporation, an affiliate of a current member and former member of the Company’s board of directors.
Debt

As more fully discussed in Note 6, Debt, the Company entered into a Note and RPBLs (both defined above) with certain related parties.

13. Subsequent Events
The Company has evaluated subsequent events through May 15, 2020.
On April 10, 2020, the Company received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum and is payable monthly commencing on November 9, 2020. The note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties. In accordance with the CARES Act, funds from the loan used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020 may be eligible for forgiveness should the Company meet certain criteria through the 8-week period following the date of receipt of loan proceeds. The Company is currently unable to determine the amount, if any, of loan may be forgiven.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this section to “we,” “us,” "our," or “the Company” refer to Phunware. References to “management” or “management team” refer to Phunware’s officers and directors.
The following discussion and analysis of Phunware’s financial condition and results of operations should be read in conjunction with Phunware’s condensed consolidated financial statements and the related notes to those statements presented in “Part I – Item 1. Financial Statements.” In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Phunware’s actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in the section titled “Risk Factors” and elsewhere in this Report.
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
Key Events and Recent Developments
On March 11, 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic. The outbreak is having an impact on the global economy, resulting in rapidly changing market and economic conditions. The COVID-19 outbreak in the United States has caused business disruption through mandated and voluntary closing of businesses and cancellation of events for which the Company's application transition business serves. Furthermore, the Company’s platform software and services business serves healthcare and hospitals throughout the United States. While the disruption is currently expected to be temporary, there is considerable uncertainty around the duration of the closings and cancellations.
The related financial impact and duration cannot be reasonably estimated at this time. We implemented a work-from-home policy for our employees effective March 16, 2020 and we are taking steps to implement measures to reduce operating expenses. To that end, on March 27, 2020, the Company committed to cost reduction by furloughing 37 persons, or approximately 42% of its workforce.
On April 10, 2020, the Company received loan proceeds in the amount of $2.85 million from JPMorgan Chase, N.A. pursuant to the Paycheck Protection Program under the Coronavirus Aid, Relief and Economic Security Act, which was enacted on March 27, 2020. Funds from the loan used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020 may be eligible for forgiveness should the Company meet certain criteria through the 8-week period following the date of receipt of loan proceeds. The Company is currently unable to determine the amount, if any, of loan may be forgiven. See Item 1A. Risk Factors, in Part II of this Quarterly Report on Form 10-Q and Part I of in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, for additional information.
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
Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of its business against internal goals and targets. We believe that the most important of these measures include backlog and deferred revenue.
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth the backlog and deferred revenue:

	March 31, 2020	December 31, 2019
	(in thousands)
Backlog	$4,562	$5,496
Deferred revenue	6,332	7,124
Total backlog and deferred revenue	$10,894	$12,620

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We also use certain non-GAAP financial measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit, adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (our "non-GAAP financial measures"). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget, and (iv) to evaluate the performance and effectiveness of operational strategies.
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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Adjusted gross profit (1)	$1,607	$2,723
Adjusted gross margin (1)	60.9%	51.2%
Adjusted EBITDA (2)	$(3,178)	$(3,204)
(1)Adjusted gross profit and adjusted gross margin are non-GAAP financial measures. We believe that adjusted gross profit and adjusted gross margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define adjusted gross profit as net revenues less cost of revenue, adjusted to exclude one-time revenue adjustments, stock-based compensation and amortization of intangible assets. We define adjusted gross margin as adjusted gross profit as a percentage of net revenues.
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) one-time revenue adjustments, and (vi) stock-based compensation expense.
Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Gross profit	$1,549	$2,698
Add back: Amortization of intangibles	7	11
Add back: Stock-based compensation	51	14
Adjusted gross profit	$1,607	$2,723
Adjusted gross margin	60.9%	51.2%

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(3,963)	$(3,494)
Add back: Depreciation and amortization	49	91
Add back: Interest expense	101	188
EBITDA	(3,813)	(3,215)
Add Back: Stock-based compensation	635	11
Adjusted EBITDA	$(3,178)	$(3,204)

Components of Results of Operations
Revenue and Gross Profit
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
Interest Expense

Interest expense includes factoring fees related to our factoring financing arrangement and interest related to our outstanding debt.

Our board of directors has authorized two different debt offerings allowing the Company to seek up to $20 million in each debt offering. We further have entered into certain related party bridge loans and a senior convertible note.

Refer to Note 5 "Factoring Agreement" and Note 6 "Debt" in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our factoring arrangement and debt offerings, respectively.

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on its interest expense.

Results of Operations (In thousands, except per share information)
The following tables set forth our condensed consolidated financial data in dollar amounts and as a percentage of total revenue.

	Three Months Ended March 31,
	2020	2019
Net revenues	$2,640	$5,315
Cost of revenues	1,091	2,617
Gross profit	1,549	2,698

Operating expenses:
Sales and marketing	605	724
General and administrative	3,945	3,975
Research and development	861	1,309
Total operating expenses	5,411	6,008
Operating loss	(3,862)	(3,310)

Other income (expense):
Interest expense	(101)	(188)
Other income	—	4
Total other expense	(101)	(184)
Net loss	(3,963)	(3,494)
Other comprehensive loss:
Cumulative translation adjustment	(72)	27
Comprehensive loss	$(4,035)	$(3,467)

Net loss per common share, basic and diluted	$(0.10)	$(0.12)

Weighted-average common shares used to compute net loss per share, basic and diluted	40,095	30,264

Comparison of three months ended March 31, 2020 and 2019
Net Revenues

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$2,391	$4,821	$(2,430)	(50.4)%
Application transaction	249	494	(245)	(49.6)%
Net revenues	$2,640	$5,315	$(2,675)	(50.3)%
Platform subscriptions and services as a percentage of net revenues	90.6%	90.7%
Application transactions as a percentage of net revenues	9.4%	9.3%

Net revenues decreased $2.7 million, or (50.3)%, for the three months ended March 31, 2020 compared to the corresponding period in 2019. Platform subscriptions and services revenue decreased $2.4 million, or (50.4)%, driven by the completion of our statement of work with Fox Networks Group ("Fox") on September 30, 2019. Revenue from Fox was approximately $3.3 million three months ended March 31, 2019. See the subheading titled, "Concentrations of Credit Risk," in Note 1, "The Company and Basis of Presentation" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This decrease was partially offset by the fulfillment of new contracts during the quarter.
Application transaction revenue decreased $0.2 million, or (49.6)%, for the three months ended March 31, 2020, compared to the corresponding period in 2019, primarily because of the various decreased or ceased advertising campaigns.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$1,046	$2,508	$(1,462)	(58.3)%
Application transaction	45	109	(64)	(58.7)%
Total cost of revenues	$1,091	$2,617	$(1,526)	(58.3)%

Gross Profit
Platform subscriptions and services	1,345	$2,313	$(968)	(41.9)%
Application transaction	204	385	(181)	(47.0)%
Total gross profit	$1,549	$2,698	$(1,149)	(42.6)%

Gross Margin
Platform subscriptions and services	56.3%	48.0%
Application transaction	81.9%	77.9%
Total gross margin	58.7%	50.8%
Total gross profit decreased $1.1 million, or (42.6)%, for the three months ended March 31, 2020 compared to the corresponding period of 2019, due to the revenue items described above, as well as lower application transaction costs due to decreased or ceased advertising campaigns. This decrease was partially offset by improved margins on contracts delivered during the quarter.
Operating Expenses

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$605	$724	$(119)	(16.4)%
General and administrative	3,945	3,975	(30)	(0.8)%
Research and development	861	1,309	(448)	(34.2)%
Total operating expenses	$5,411	$6,008	$(597)	(9.9)%

Sales and Marketing
Sales and marketing expense decreased $0.1 million, or (16.4)% for the three months ended March 31, 2020 compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount.
General and Administrative
General and administrative expense decreased $0.03 million, or (0.8)% for the three months ended March 31, 2020 compared to the corresponding period of 2019, primarily due to decrease of $0.6 million related to professional costs such as

SEC filing fees for registration statements, legal fees mainly related to our litigation with Uber Technologies, Inc. (“Uber”), as described in detail in the section titled “Legal Proceedings,” in Part II, Item 1 of this Quarterly Report on Form 10-Q, and software expenses. These decreases were primarily offset by a reduction of $0.6 million, related to stock-based compensation expense from awards granted during 2020.
Research and Development
Research and development expense decreased $0.4 million, or (34.2)% for the three months ended March 31, 2020, respectively, compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount.
Other expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands)
Other expense
Interest expense	$(101)	$(188)	$87	(46.3)%
Other income (expense)	—	4	(4)	(100.0)%
Total other expense	$(101)	$(184)	$83	(45.1)%

Other expense decreased $83 thousand for the three months ended March 31, 2020 compared to the corresponding period of 2019, primarily related to the decrease of financing used under our factoring financing arrangement partially offset by increase in interest related to our debt borrowings as further described in Note 6 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
As of March 31, 2020, we had cash of $833 thousand, of which over 99% of our cash was held in the United States.
In 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum and mature on June 3, 2024. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Convertible Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares. The Company has one Convertible Note with a balance outstanding of $250 thousand as of March 31, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Convertible Notes.
In 2019, the Company’s board of directors authorized the issuance of $20 million of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. During the term of the Notes, the Company will maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. The Notes have a balance outstanding of $905 thousand as of March 31, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
During the first quarter of 2020, various related parties loaned the Company $560 thousand. The Related-Party Bridge Loans ("RPBLs") have an interest of 10% per annum and will mature on November 14, 2024. Payments on or payoff of the RPBLs may be made early with no penalty. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the RPBLs.
On March 19, 2020, the Company entered into a Securities Purchase Agreement for the sale of a Senior Convertible Note with an institutional investor with an initial principal amount of $3.0 million (the “Senior Convertible Note”) for a cash purchase price of approximately $2.8 million (reflecting an original issue discount of $0.2 million) in a private placement that closed on March 20, 2020. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2.4 million. In addition, we granted the noteholder participation rights in future equity and equity-linked offerings of securities during the two years after the closing in an amount of up to 30% of the securities being sold in such offerings. Under the Senior Convertible Note, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also are subject to a financial covenant requiring that we have an unrestricted cash balance of at least $200 thousand at each quarterly balance sheet date. The Company was in compliance with the financial covenant as of March 31, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Convertible Notes.
Nasdaq Listing Compliance
On April 17, 2020, we received a written notification from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that the Company, therefore, is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Nasdaq has notified us we have until December 28, 2020 (the "Compliance Date") to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days until the Compliance Date. Furthermore, the Company must, amongst other requirements, including, but not limited to the Minimum Bid Requirement mentioned above, maintain a stockholders’ equity balance of at least $2.5 million pursuant to Nasdaq Listing Rule 5550(b). In that regard, on March 31, 2020, the Company’s stockholders’ equity totaled approximately $1.4 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of the March 31, 2020 Form 10-Q. If our common stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing. See Part II, Item 1A, "Risk Factors" for more information.
Going Concern
The Company has a history of operating losses and negative operating cash flows. Although the Company continues to focus on growing its revenues, it expects these trends to continue into the foreseeable future. We will be required to raise additional capital through debt or equity financings and/or reduce operating expenses. Despite a history of successfully implementing similar plans to alleviate adverse financial conditions, these sources of working capital are not currently assured. There can be no assurance that we will be able to consummate such financings on favorable terms or at all. These conditions raise substantial doubt about our ability to continue as a “going concern”.
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(1,905)	$(4,116)	$2,211	(53.7)%
Net cash provided by investing activities	—	88	(88)	(100.0)%
Net cash (used in) provided by financing activities	2,543	(1,277)	3,820	(299.1)%

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
We utilized $1.9 million of cash from operating activities during the three months ended March 31, 2020, primarily resulting from a net loss of $4.0 million, as adjusted $0.6 million for stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $0.9 million from an increase in accounts payable, $0.6 million from an increase in accrued expenses, $0.8 million from an increase in account receivable and $(0.8) million from an decrease in deferred revenue.
We utilized $4.1 million of cash from operating activities during the quarter ending March 31, 2019, primarily resulting from a net loss of $3.5 million, as adjusted $0.1 million for depreciation and amortization, allowance for doubtful receivables and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: ($1.4) million from a decrease in accounts payable and accrued expenses, $0.9 million from an increase in accounts receivable, ($0.2) million from a decrease in deferred revenue.
Investing Activities
Investing activities for the quarter ended March 31, 2019 consisted of the sale of digital currencies received for warrant exercises.
Financing Activities
Our financing activities during the three months ended March 31, 2020 consisted of proceeds from debt borrowings offset by net repayments on our financing factoring agreement. We acquired $2.5 million of cash from financing activities, as a result of $3.2 million from new issuances of debt (inclusive of $0.6 million from related parties), partially offset of $(0.6) million in net repayments on our factoring financing agreement. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
Our financing activities during the quarter ended March 31, 2019 consisted primarily of the proceeds from warrant exercises, and utilization of the Company’s financing factoring agreement, as well as redemptions and dividends of the Series A convertible preferred stock. The Company utilized $1.3 million of cash from financing activities, primarily as follows: ($6.2) million from redemptions and dividend payments of Series A convertible preferred stock, ($0.8) million of net proceeds from our factoring financing agreement; offset by $5.7 million provided by warrant exercises.
Off-Balance Sheet Arrangements
During the periods ended March 31, 2020 and December 31, 2019, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Recent Accounting Pronouncements
Refer to Note 2, “Significant Accounting Policies”, in the notes to our condensed consolidated financial statements for analysis of recent accounting pronouncements that are applicable to our business.
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

Except for the changes described in Note 2, "Significant Accounting Policies," in the notes to our condensed consolidated financial statements related to the issuance of the Senior Convertible Note and the adoption of ASU 2017-04, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
During the three months ended covered by this Report on Form 10-Q, we implemented new controls related to the issuance and ongoing financial reporting of the Senior Convertible Note. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 7, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019, as supplemented by the "Risk Factors" section in our prospectus filed with the SEC on April 13, 2020 and the information set forth below. An investment in our securities involves a high degree of risk. The risks and uncertainties described below and within our Form 10-K for the year ended December 31, 2019 and the prospectus are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

If we cannot meet the continued listing requirements of the Nasdaq, the Nasdaq may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and would trigger a default under our senior convertible notes.
Our common stock is currently listed on the Nasdaq Capital Market. On April 17, 2020, we were notified by the Nasdaq Stock Market LLC (the “Nasdaq”) that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the Notice to regain compliance with the Bid Price Requirement. However due to recent market conditions, Nasdaq has determined to toll the compliance periods for the Bid Price Requirement through June 30, 2020. As a result, the compliance period for the Bid Price Requirement will be reinstated on July 1, 2020 (the "Reinstatement Date"). Accordingly, the Company has 180 calendar days from the Reinstatement Date, or until December 28, 2020 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days until the Compliance Date.
We intend to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. To regain compliance with Nasdaq listing standards we may have to implement a reverse stock split, subject to approval of our board of directors and stockholders. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
To that effect, pursuant to Nasdaq Listing Rule 5550(b) we must maintain a stockholders’ equity balance of at least $2.5 million. On March 31, 2020, the Company’s stockholders’ equity totaled approximately $1.4 million, thereby potentially resulting in a stockholders’ equity deficiency upon the filing of this Quarterly Report on Form 10-Q.
If our common stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing. If our common stock were to be removed from listing on the Nasdaq (and the Common Stock were not to become listed on other specified stock exchanges), this would trigger an Event of Default (as defined in the Senior Convertible Note), and the holder of our senior convertible note would have a right to convert the senior convertible note under the Alternate Conversion (as defined in the Senior Convertible Note), which would dilute stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The information set forth under the "Key Events and Recent Developments" subheading in Management's Discussion and Analysis included in Part I, Item 2 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 6. Exhibits
Unless otherwise noted, the exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.3	Certificate of Designation (Incorporated by reference to Exhibit 3.3 of the Registrant’s Form 8-K (File No. 001-37862) filed with the SEC on January 2, 2019).
4.1	Form of Note, dated April 9, 2020, between the Company and JPMorgan Chase (Incorporated by reference to Exhibit 4.1 of the Registrants Form 8-K filed with the SEC on April 16, 2020.
4.2
Form of Senior Convertible Note, dated March 20, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 4.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).

10.1	Form of Securities Purchase Agreement, dated March 19, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
10.2	Form of Registration Rights Agreement, dated March 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
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

May 15, 2020	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)