Form 10-Q
period 2020-06-30
Phunware, Inc.
filed 2020-08-14
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2020, 43,623,404 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION	35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	36

	Signatures	39

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except per share information)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$154	$276
Accounts receivable, net of allowance for doubtful accounts of $3,190 and $3,179 at June 30, 2020 and December 31, 2019, respectively	928	1,671
Prepaid expenses and other current assets	560	368
Total current assets	1,642	2,315

Property and equipment, net	15	24
Goodwill	25,781	25,857
Intangible assets, net	175	253
Deferred tax asset	241	241
Restricted cash	91	86
Other assets	276	276
Total assets	$28,221	$29,052

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,737	$10,159
Accrued expenses	4,415	4,035
Deferred revenue	2,980	3,360
PhunCoin deposits	1,202	1,202
Factored receivables payable	363	1,077
Current maturities of long-term debt, net	1,333	—
Total current liabilities	20,030	19,833

Long-term debt	3,810	910
Long-term debt - related party	555	195
Deferred tax liability	241	241
Deferred revenue	2,876	3,764
Deferred rent	195	83
Total liabilities	27,707	25,026

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value	4	4
Additional paid-in capital	132,045	128,008
Accumulated other comprehensive loss	(457)	(382)
Accumulated deficit	(131,078)	(123,604)
Total stockholders’ equity	514	4,026
Total liabilities and stockholders’ equity	$28,221	$29,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$2,213	$5,510	$4,853	$10,825
Cost of revenues	768	2,722	1,859	5,339
Gross profit	1,445	2,788	2,994	5,486

Operating expenses:
Sales and marketing	277	665	882	1,389
General and administrative	3,760	3,970	7,705	7,945
Research and development	378	1,077	1,239	2,386
Total operating expenses	4,415	5,712	9,826	11,720
Operating loss	(2,970)	(2,924)	(6,832)	(6,234)

Other income (expense):
Interest expense	(460)	(151)	(561)	(339)
Loss on extinguishment of debt	(81)	—	(81)	—
Other income	—	13	—	17
Total other expense	(541)	(138)	(642)	(322)
Loss before taxes	(3,511)	(3,062)	(7,474)	(6,556)
Income tax expense	—	(5)	—	(5)
Net loss	(3,511)	(3,067)	(7,474)	(6,561)
Other comprehensive loss:
Cumulative translation adjustment	(3)	(30)	(75)	(3)
Comprehensive loss	$(3,514)	$(3,097)	$(7,549)	$(6,564)

Net loss per common share, basic and diluted	$(0.08)	$(0.08)	$(0.18)	$(0.19)

Weighted-average common shares used to compute net loss per share, basic and diluted	41,869	38,810	40,982	34,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2020	—	—	40,693	$4	$129,370	$(127,567)	$(454)	$1,353
Exercise of stock options, net of vesting of restricted shares	—	—	120	—	70	—	—	70
Vesting of restricted stock units	—	—	578	—	—			—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	—	—	400	—	523	—	—	523
Stock-based compensation expense	—	—	—	—	1,115	—	—	1,115
Issuance of common stock upon partial conversions of Senior Convertible Note	—	—	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Note	—	—	—	—	(1,299)	—	—	(1,299)
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(3,511)	—	(3,511)
Balance - June 30, 2020	—	—	43,555	$4	$132,045	$(131,078)	$(457)	$514

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	—	—	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	—	—	153	—	87	—	—	87
Vesting of restricted stock units	—	—	694	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	—	—	1,133	—	1,014	—		1,014
Stock-based compensation expense			—	—	1,750	—	—	1,750
Issuance of common stock upon partial conversions of Senior Convertible Note	—	—	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Notes	—	—	—	—	(1,299)	—	—	(1,299)
Equity classified cash conversion feature of Senior Convertible Notes	—	—	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—		—	(75)	(75)
Net loss	—	—	—	—	—	(7,474)		(7,474)
Balance - June 30, 2020	—	—	43,555	$4	$132,045	$(131,078)	$(457)	$514

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2019	—	—	38,331	$4	$125,421	$(114,227)	$(391)	$10,807
Exercise of stock options, net of vesting of restricted shares	—	—	58	—	17	—	—	17
Exercise of common stock warrants pursuant to cashless provisions	—	—	513	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	416	—	—	416
Cumulative translation adjustment	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(3,067)	—	(3,067)
Balance - June 30, 2019	—	—	38,902	$4	$125,854	$(117,294)	$(421)	$8,143

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	6	5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Exercise of stock options, net of vesting of restricted shares	—	—	119	—	52	—	—	52
Exercise of common stock warrants for cash	—	—	617	—	6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	427	—	—	427
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09	—	—	—	—	—	1,087	—	1,087
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(6,561)	—	(6,561)
Balance - June 30, 2019	—	—	38,902	$4	$125,854	$(117,294)	$(421)	$8,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(7,474)	$(6,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	30
Amortization of acquired intangibles	78	143
Amortization of debt discount and deferred financing costs	227	—
Loss on sale of digital currencies	—	4
Loss on extinguishment of debt	81	—
Non-cash interest expense	55	—
Bad debt (recovery) expense	(63)	132
Stock-based compensation	1,750	427
Changes in operating assets and liabilities:
Accounts receivable	815	(71)
Prepaid expenses and other assets	(193)	(99)
Accounts payable	356	(807)
Accrued expenses	877	330
Deferred revenue	(1,268)	606
Net cash used in operating activities	(4,750)	(5,866)

Investing activities
Proceeds received from sale of digital currencies	—	88
Net cash provided by investing activities	—	88

Financing activities
Proceeds from borrowings, net of issuance costs	5,436	250
Proceeds from related party bridge loans	560	—
Payments on senior convertible note	(455)	—
Payments on related party notes	(200)	—
Net repayments on factoring agreement	(714)	(659)
Proceeds from PhunCoin deposits	—	191
Proceeds from warrant exercises	—	6,092
Proceeds from exercise of options to purchase common stock	85	52
Series A convertible preferred stock redemptions and dividend payments	—	(6,240)
Net cash provided by (used in) financing activities	4,712	(314)

Effect of exchange rate on cash and restricted cash	(79)	(4)
Net increase (decrease) in cash and restricted cash	(117)	(6,096)
Cash and restricted cash at the beginning of the period	362	6,344
Cash and restricted cash at the end of the period	$245	$248

Supplemental disclosure of cash flow information:
Interest paid	$328	$361
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock for payment of legal, earned bonus and board of director fees	$1,014	$—
Issuance of common stock upon partial conversions of Senior Convertible Note	$2,266	$—
Reacquisition of equity component of Senior Convertible Note	$(1,299)	$—
Equity classified cash conversion feature of Senior Convertible Note	$219	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)
(Unaudited)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. (the “Company”) offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. The Company’s MaaS technology is available in software development kit form for organizations developing their own application, via customized development services and prepackaged solutions. Through its integrated mobile advertising platform of publishers and advertisers, the Company provides in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, the Company is a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2019 was derived from the Company’s audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of June 30, 2020 and the results of operations for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim period.
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

The following table sets forth the Company's concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fox Networks Group	—%	57%	—%	59%
American Made Media Consultants, LLC	36%	—%	33%	—%
Houston Methodist	13%	8%	12%	11%
World Wide Technology, Inc.	11%	4%	10%	4%

The Company completed its contractual obligations under its statement of work with Fox Networks Group ("Fox") as of September 30, 2019. While the underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, the Company does not have any active statements of work with Fox.
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30, 2020	December 31, 2019
Houston Methodist	22%	—%
Wynn Las Vegas, LLC	12%	—%
Carrier Corporation (UTC)	11%	—%
HID Global (through Bluvision Inc.)	—%	23%
American Made Media Consultants, LLC	—%	15%
Presidio Networked Solutions LLC	—%	11%
MD Anderson	—%	10%

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, fair value of debt component of the convertible note at issuance, the fair value of the convertible note outstanding upon derecognition and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Senior Convertible Note
In March 2020, the Company issued a 7% Senior Convertible Note (defined below) with a principal amount of $3,000 for gross proceeds at closing of $2,371. In accounting for the issuance, the Company separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the notes. The difference represents the debt discount, recorded as a reduction of the senior convertible note on our condensed consolidated balance sheet, and is amortized to interest expense over the term of the notes using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the notes, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized using the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.
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
As of June 30, 2020 and 2019, 1,485 and 25,230 shares were restricted, respectively, relating to early exercises of the Company’s 2009 Stock Option Plan and are excluded from basic shares outstanding for the three and six months then ended.
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
Recent Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, the Company recognizes rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. In November 2019, the FASB issued ASU No. 2019-10 ("ASU 2019-10"). ASU 2019-10 delayed the effective date of ASU 2016-02 for certain types of businesses, including private companies. Under the Jumpstart Our Business Startups ("JOBS") Act, the Company has previously elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an Emerging Growth Company ("EGC"), can adopt the new or revised standard at the time private companies adopt the new or revised standard. The issuance of ASU 2020-05 further delayed the implementation of this guidance of the Company for one year. Although ASU 2020-05 would defer implementation for the Company by an additional year, the Company believes this guidance would still be effective for the Company for fiscal years beginning after December 15, 2020, as it would lose its status as an EGC at the latest on December 31, 2021. Although earlier application is permitted, the Company plans to implement this guidance beginning the first quarter of its fiscal year 2021. The Company currently does not expect the ASU 2016-02 to materially impact our results of operations; although, based upon our current operating leases outstanding, we believe this guidance may have a material impact on our consolidated balance sheet. We do not plan on recasting prior periods.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses to estimate credit losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a Smaller Reporting Company ("SRC") as defined by the SEC, the standard is currently effective for the Company annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2019. We currently intend to adopt ASU No. 2016-13 effective January 1, 2023. Entities will apply the standard’s provisions by recording a cumulative-effect adjustment to retained earnings. The Company currently does not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements and disclosures.
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
3. Revenue
Disaggregation of Revenue
We derived 99% and 94% of our net revenues from within the United States for the three and six months ended June 30, 2020, respectively. We derived 99% of our net revenues from within the United States for each of the three and six months ended June 30, 2019, respectively. During the three and six months ended June 30, 2020, the Company derived 1% and 6% of its net revenues from outside the United States. During the three and six months ended June 30, 2019, the Company derived 1% of its net revenues from outside the United States.

The following table sets forth the Company's net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenues
Platform subscriptions and services	$2,023	$5,092	$4,414	$9,913
Application transaction	$190	418	439	912
Net revenues	$2,213	$5,510	$4,853	$10,825

Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	June 30, 2020	December 31, 2019
Current deferred revenue
Platform subscriptions and services revenue	$2,880	$3,278
Application transaction revenue	100	82
Total current deferred revenue	$2,980	$3,360

Non-current deferred revenue
Platform subscriptions and services revenue	$2,876	$3,764
Total non-current deferred revenue	$2,876	$3,764
Total deferred revenue	$5,856	$7,124

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2020, the Company recognized revenue of $2,554 that was included in its deferred revenue balance as of December 31, 2019.
Remaining Performance Obligations
Remaining performance obligations were $9,856 as of June 30, 2020, of which the Company expects to recognize 47% as revenue over the next 12 months and the remainder thereafter.

4. Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents as of June 30, 2020 and December 31, 2019.
As a result of the issuance of the Notes (defined and discussed further below), the Company had $91 and $86 in restricted cash as of June 30, 2020 and December 31, 2019, respectively.
The following table sets forth the Company's cash and restricted cash as of June 30, 2020 and December 31, 2019:

Cash and restricted cash	June 30, 2020	December 31, 2019
Cash	$154	$276
Restricted cash	91	86
Total cash and restricted cash	$245	$362

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
The Company's factor expense is recorded as interest expense in the condensed consolidated statement of operations and comprehensive loss. Factor expense totaled $44 and $97 for the three and six months ended June 30, 2020, respectively. Factor expense totaled $146 and $332 for the three and six months ended June 30, 2019, respectively.
The amount of factored receivables outstanding was $363 and $1,077 as of June 30, 2020 and December 31, 2019, respectively. There was $2,637 and $1,923 available for future advances as of June 30, 2020 and December 31, 2019, respectively.
6. Debt

A summary of the Company's various debt obligations is set forth below:

	June 30, 2020	December 31, 2019
Paycheck Protection Program Loan	$2,850	$—
Senior convertible note	1,258	—
Convertible notes	250	250
Promissory notes	905	855
Related-party bridge loans	360	—
Note payable	75	—
Total debt	$5,698	$1,105
Less: current maturities of long-term debt	$(1,333)	$—
Less: related-party debt	$(555)	$(195)
Long-term debt	$3,810	$910

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, the Company received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum and is payable monthly commencing on November 9, 2020. The note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties.

The principal amount of the PPP loan is subject to forgiveness under the PPP upon Phunware’s request to the extent that PPP loan proceeds are used to pay expenses permitted by the PPP, including payroll, group health care benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. Although the Company currently anticipates a portion of the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven.

Senior Convertible Note
In March 2020, the Company issued a Senior Convertible Note to an institutional investor with an initial principal amount of $3,000 (the “Senior Convertible Note”) for a cash proceeds of $2,760 (reflecting an original issue discount of $240) in a private placement. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2,371.

The Senior Convertible Note bears interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021.
The Senior Convertible Note had a balance of $1,258, net of issuance cost, as of June 30, 2020. Interest expense related to the Senior Convertible Note for the six months ended June 30, 2020 was $378, of which $185 was related to the amortization of issuance cost.
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
In addition to the monthly payments described above, the noteholder elected an acceleration of payments of monthly principal, interest and make-whole payments pursuant to certain provisions of the Senior Convertible Note. These accelerated payments were made in the form of shares of common stock of the Company at the rate then in effect per the Senior Convertible Note. As a result, the Company issued an aggregate of 1,763,675 shares for principal, interest and make-whole payments to the noteholder during the quarter ended June 30, 2020. In accounting for the accelerated conversions, the Company followed the guidance as prescribed in ASC 470 in accounting for derecognition (or conversion) of convertible debt with a cash conversion feature. The Company determined the fair value of the debt immediately prior to its derecognition, with the difference between the consideration transfered to the noteholder and the fair value of the debt representing the reacquisition of the embedded conversion option. A loss on extinguishment was recorded based on the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt component, including any unamortized debt discount or issuance costs.
Covenants
Under the Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters, including the following provisions.
The Company is subject to a financial covenant that requires it to maintain available cash in the amount of $200 at the end of each fiscal quarter. The Company believes the "available" cash under the Senior Convertible Note is inclusive of its restricted cash balances.
Subsequent Redemption
On July 15, 2020, the Company redeemed the Senior Convertible Note at a price equal to 110% of the outstanding principal accrued and unpaid interest and make-whole interest. See Note 13 for additional discussion regarding the cash redemption of the Senior Convertible Note.
Related-Party Bridge Loans
During the first quarter of 2020, various related parties loaned the Company $560. The Related-Party Bridge Loans ("RPBLs") bear an interest of 10% per annum and will mature on November 14, 2024. Payments on or payoff of the RPBLs may be made early with no penalty. The RPBLs and amounts thereof were made by the following related parties: (i) $204 by Cane Capital, LLC, an entity owned in part by our Chief Executive Officer; (ii) $151 by Curo Capital Appreciation Fund, LLC, an entity in which the Company's Chief Executive Officer and Chief Technology Officer serve as co-presidents, (iii) $155 by various individuals associated by familiar relationship with our Chief Executive Officer; and (iv) $50 by Luan Dang, the Company's Chief Technology Officer. Transaction costs related to the RPBLs were not significant. Interest expense related to the RPBLs for the three and six months ended June 30, 2020 was not significant and interest payable as of June 30, 2020 was not significant.

Convertible Notes
In April 2019, the Company’s board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration. The Company may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes.
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
The Company has one Convertible Note with a balance outstanding of $250 as of June 30, 2020. Transaction costs related to the issuance of the Convertible Note were immaterial. Interest expense related to the Convertible Note for the three and six months ended June 30, 2020 was immaterial and interest payable as of June 30, 2020 and December 31, 2019 was immaterial.
Promissory Notes
In October 2019, the Company’s board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration. The Company may prepay the Notes at any time without penalty. The Company may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes.
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
The Notes have a balance outstanding of $905 as of June 30, 2020. Transaction costs related to the issuance of the Notes were immaterial. Interest expense related to the Notes for the three and six months ended June 30, 2020 was $24 and $45, respectively. The interest payable as of June 30, 2020 and December 31, 2019 was immaterial.
7. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $213 and $424 for the three and six months ended June 30, 2020, respectively. Rent expense under operating leases totaled $166 and $331 for the three and six months ended June 30, 2019, respectively.

Future minimum annual lease payments as of June 30, 2020 under the Company’s operating leases are set forth as follows:

Future minimum lease obligations years ending December 31,	Lease Obligations
2020 (Remainder)	$411
2021	858
2022	725
2023	622
2024	609
Thereafter	209
Total	$3,434
Litigation
On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking approximately $3,000 (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. On November 13, 2017, Uber generally denied the allegations in the Company's complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd. ("Fetch") - the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017 (the “Fetch Campaign”), asserting numerous fraud and contract-based claims. All the claims stem from Uber’s allegation that Fetch and/or the Company (and/or other-as-yet-unidentified ad networks and publishers) are liable for the Fetch Campaign, under which Uber allegedly overpaid Fetch and mobile advertising providers due to allegedly fraudulent attribution for installments of the Uber application. Uber did not allege any specific dollar amount that it is seeking in damages against either of the named cross-defendants (Fetch and Phunware). Phunware filed a motion to dismiss the cross-complaint, which was heard on February 7, 2018. The motion was granted in part and denied in part by the Court. On April 16, 2018, the action was designated complex, and the matter was assigned for all purposes to Judge Wiss of the Superior Court of California, San Francisco County (Department 305). In March 2019, Uber and Fetch settled Uber’s claims against Fetch on terms that have not been disclosed to Phunware at this time. On May 7, 2019, the Company retained new counsel. In June 2019, the Court set a new trial date of April 20, 2020. On June 26, 2019, the case was reassigned for all purposes to Judge Jackson of the Superior Court of California, San Francisco County (Department 613). On July 12, 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants (Phunware Chief Executive Officer Alan S. Knitowski, and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook) accused of civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claims treble damages, general and punitive damages, and attorneys’ fees and costs. On October 1, 2019, Alan S. Knitowski (“Knitowski”) filed his Motion to Quash Service of Summons, which was denied on October 29, 2019. On October 7, 2019, D. Stasiuk, M. Borotsik, and A. Cook filed their Motion to Quash Service of Summons, which was denied on December 17, 2019. On December 2, 2019, the case was reassigned for all purposes to Judge Cheng of the Superior Court of California, San Francisco County (Department 613). On January 22, 2020, the Court assigned the case to Judge Wiss of the Superior Court of California, San Francisco County (Department 305) for purposes of trial. On March 13, 2020, the Court announced that jury trials will be continued for 90 days from the date they have been scheduled in response to the COVID-19 pandemic. Additionally, on March 13, 2020, the Court ordered Phunware to pay $78 in monetary sanctions based on a discovery motion brought by Uber. On March 19, 2020, Uber filed a further discovery motion for terminating, evidentiary, issue and monetary sanctions. The March 19, 2020 motion was heard on July 29, 2020. On August 12, 2020, the Court issued its order on Uber’s sanctions motion, granting in part and denying in part Uber’s motion. The Court’s order, in part, struck Phunware’s Complaint and Phunware’s Answer to Uber’s First Amended Cross-Complaint so that default judgment should be entered against the Company. The order stated that the Court will schedule a default prove up hearing at a later date. The Company intends to vigorously contest the order and will file an appeal with the California Appellate Court. The case is still proceeding as to the remaining third party defendants. The Company is currently unable to determine the amount of loss or range of loss that may result from the prove up hearing or in this matter as a whole. The Company maintains that its claims against Uber are meritorious and that Uber’s claims against the Company are not. However, the Company makes no predictions on the likelihood of success of prevailing in any appellate review and in any subsequent proceedings in this matter.
On December 17, 2019, certain stockholders (the "Plaintiffs") filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas. The Plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. According to the Plaintiffs, the price of Phunware stock dropped significantly during the lock up period. The Plaintiffs seek unspecified damages in excess of

$1,000. The Company maintains the Plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the lawsuit. All defendants have answered. The Court has not yet set a trial date or pretrial deadlines. The case is in early stage of discovery.
On March 9, 2020, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). EGS is seeking monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered for Stellar in conjunction with the reverse merger with the Company, plus legal and court costs. Pursuant to a stipulation, the Company currently has until September 15, 2020 to respond to the complaint. The Company and EGS are exploring the possibility of resolution of this matter and are in the process of drafting a settlement agreement, but there can be no guarantees that a resolution will be successful. The Company has $690 in accounts payable in the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019 related to the alleged unpaid invoices.
On April 24, 2020 Sha-Poppin Gourmet Popcorn, LLC, individually and on behalf of a class of similarly situated parties (the “Popcorn Company”), filed a lawsuit against certain defendants, including the Company. The case captioned, Sha-Poppin Gourmet Popcorn, LLC v. JPMorgan Chase Bank, N.A., RCSH Operations, LLC, RCSH Operations, Inc (together d/b/a Ruth’s Chris Steakhouse), and Phunware, Inc., was filed in the Northern District of Illinois, Eastern Division. The Popcorn Company alleges that the Company was unjustly enriched by JPMorgan Chase for the Company's loan made pursuant to the PPP under the CARES Act. (See Note 6 for discussion related to the Company's CARES Act loan.) The Company filed a motion to dismiss the single claim against it and disputes the court's jurisdiction and the basis of the claim. The Company intends to defend the matter vigorously. Given the preliminary stage of the case, the Company is unable to predict the outcome of this dispute, or estimate the loss or range of loss, if any, associated with this matter.
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
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of the Company’s blockchain technology enabled rewards marketplace and data exchange ("Token Ecosystem"), (ii) one (1) year after the issuance of the Rights to the purchaser, or (iii) the date the Company determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable; however, the Company believes it has a contractual obligation to use good faith efforts to issue a token to Rights holders under the token rights agreement. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem. The ongoing coronavirus of 2019 ("COVID-19") pandemic has resulted in Phunware reducing human capital resources from the development of the Token Ecosystem to other initiatives of the organization. There can be no assurance as to when, or if, the Company will allocate resources to the development of the Token Ecosystem in the future or if the Company will be able to successfully launch the Token Ecosystem.
As of June 30, 2020, the Company has received aggregate cash proceeds from the Reg D Offering and Reg CF Offering of $1,207, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the launch of the Token Ecosystem occurs. The Reg CF Offering closed May 1, 2019. While the Reg D Offering is ongoing, the Company does not anticipate any additional proceeds to be raised.

PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of June 30, 2020, the Company has not sold any Phun.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of June 30, 2020 was 1,000,000,000 shares, with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 43,562,804 and 39,817,917 shares outstanding, inclusive of 1,485 and 6,219 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
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
Warrants
The Company has various warrants outstanding. A summary of the Company’s warrant activity is set forth below:

Warrant Type	Cash Exercise Price per share	Warrants Outstanding December 31, 2019	Warrants Exercised		Warrants Outstanding June 30, 2020
			Cash	Cashless

Common stock warrant (Series D-1)	$5.54	14,866	—	—	14,866
Common stock warrants (Series F)	$9.22	377,402	—	—	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	—	—	1,761,291
Private Placement Warrants	$11.50	1,658,381	—	—	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	—	—	24,172
Total		3,836,112	—	—	3,836,112

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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of June 30, 2020, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,254,166.
During the six months ended June 30, 2020, restricted stock units were the only stock-based incentives granted under the 2018 Plan. A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	2,436,968	$3.15
Granted	2,335,603	0.98
Released	(1,827,375)	1.70
Forfeited	(298,954)	3.16
Outstanding as of June 30, 2020	2,646,242	$2.23
Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 221,388 and 205,206 shares of common stock reserved for future issuances as of June 30, 2020 and December 31, 2019, respectively.
During the first quarter of 2020, we granted 123,084 restricted stock units to non-employee directors, each with a grant date fair value of $1.25 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 125,523 restricted stock units to non-employee directors, with a grant date fair value of $1.25 per share. The awards vest over ten months in four equal installments on March 26, 2020, June 26, 2020, September 18, 2020, and December 25, 2020, respectively, and are subject to service conditions. We also granted 756,000 restricted stock unit awards to team members with an average grant date fair value of $1.25 per share. The awards granted to team members vest over an average of 42 months with various installment and vesting dates, and are subject to service conditions. We also granted 610,000 restricted stock units to a non-employee service provider that were for the satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.89.
During the second quarter of 2020, we granted 85,996 restricted stock units to non-employee directors, each with a grant date fair value of $0.71 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 375,000 restricted stock unit awards to team members with an average grant date fair value of $0.67 per share. The awards granted to team members vest over 4 years with 25% vesting May 18, 2021, then equal quarterly installments thereafter until the final vesting period of May 18, 2024 and are subject to service conditions. We also granted 250,000 restricted stock units to non-employee service provider that were for the satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.67.
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
As of June 30, 2020, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of June 30, 2020 and December 31, 2019.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of June 30, 2020 and December 31, 2019, 1,485 and 6,219 shares were unvested amounting to $1 and $3 in accrued expenses, respectively. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of the Company’s stock option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,465,450	$0.80	6.86	$771
Granted	—
Exercised	(150,942)	0.57
Forfeited	(61,827)	1.31
Outstanding as of June 30, 2020	1,252,681	$0.80	6.58	$700
Exercisable as of June 30, 2020	980,373	$0.74	6.30	$570
For the six months ended June 30, 2020, the aggregate intrinsic value of options exercised was $43 and the total fair value of options vested was $64.

Stock-Based Compensation
Compensation costs that have been included on the Company’s condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2020	2019	2020	2019
Cost of revenues	$62	$24	$113	$38
Sales and marketing	22	9	29	(16)
General and administrative	1,039	349	1,638	372
Research and development	(8)	34	(30)	33
Total stock-based compensation	$1,115	$416	$1,750	$427
The Company recognizes forfeitures as they occur. As of June 30, 2020, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $5,018. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.6 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $141 as of June 30, 2020.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of June 30, 2020 and December 31, 2019, all of the Company’s identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
At June 30, 2020 and December 31, 2019, there is $255 recorded in accounts payable due to Nautilus Energy Management Corporation, an affiliate of a current member and former member of the Company’s board of directors.
Debt

As more fully discussed in Note 6, Debt, the Company entered into a Note and RPBLs (both defined above) with certain related parties.
13. Subsequent Events
The Company has evaluated subsequent events through August 14, 2020.
2020 Convertible Notes
On July 15, 2020, the Company issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. We repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on the Senior Convertible Note issued on March 20, 2020 to the same investor. The cash payment to the noteholder to satisfy the Senior Convertible Note was in the amount $2,084. After the payoff of the Senior Convertible Note and deducting transaction costs, aggregate net cash proceeds to the Company was $1,751.
On the same date, the Company issued a Series B Senior Secured Convertible Note (a “Series B Note,” and together with the Series A Note, the “2020 Convertible Notes”) to the same investor with an initial principal amount of $17,280 (reflecting an original issue discount of $1,280). The investor paid for the Series B Note by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $16,000.

The Company will receive cash under the Series B Note only upon cash repayment of the corresponding Investor Note. The investor may, at its option and at any time, voluntarily prepay an Investor Note, in whole or in part. In addition, the Investor Note is subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events.

The Investor Note may be satisfied through netting against the Series B Note rather than through the payment of cash. Under the Investor Note, the Company and the investor have certain optional offset rights, which if exercised, would reduce the amount outstanding under the Series B Note and Investor Note.
The Series A Note and outstanding balance on the Series B Note each bear interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021. The unused proceeds of the Series B Note bears interest at a rate of 3% per annum.

Monthly Payments

Starting on July 31, 2020 and on the last trading day of each month thereafter, and on the maturity date, the Company is required to make monthly amortization payments equal to 1/18th of the Series A Note, interest on the 2020 Convertible Notes and make-whole (the "Installment Amount"), which must be satisfied in cash at a redemption price equal to 107% of the Installment Amount.

Redemption

The Company may redeem the 2020 Convertible Notes at a price equal to 107% of the outstanding principal of the 2020 Convertible Notes (or, if greater, the market value of the shares underlying the 2020 Convertible Notes) and accrued and unpaid interest.

Subject to certain limited exceptions, the noteholder will have the right to have us redeem a portion of each 2020 Convertible Note not in excess of 40% of the net proceeds from a qualified capital fund raise at a redemption price of 107% of the portion of the 2020 Convertible Note subject to redemption or, if greater, the market value of the shares underlying the 2020 Convertible Note.

In connection with an Event of Default, the noteholder may require us to redeem in cash any or all of the 2020 Convertible Notes. The redemption price will equal 115% of the outstanding principal of the 2020 Convertible Notes to be redeemed, and accrued and unpaid interest.

In connection with a Change of Control (as defined in the 2020 Convertible Notes), a noteholder may require us to redeem all or any portion of the 2020 Convertible Notes. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal to be redeemed, and accrued and unpaid interest, (ii) 115% of the market value of the shares of our common stock, and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the 2020 Convertible Notes.

The Company also may redeem any portion of any Series B Note by offsetting the principal amount thereof against the principal amount of the corresponding Investor Note. Upon any such redemption, the original issue discount under the Series B Note associated with the principal amount thereof being redeemed will be deemed satisfied.

Conversion

The 2020 Convertible Notes are convertible, at the option of the noteholder, into shares of our common stock at a conversion price of $3.00 per share. The conversion price is subject to full ratchet anti-dilution protection and standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction.

If an Event of Default has occurred under the 2020 Convertible Notes, the noteholder may elect to alternatively convert the 2020 Convertible Notes at a redemption premium of 115% at an alternate conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the 2020 Convertible Notes) and 85% of the lowest volume weighted average price in the 10 days prior to the applicable conversion date.

Covenants

We will be subject to certain customary affirmative and negative covenants regarding the incurrence of certain indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also will be subject to a financial covenant that requires us to maintain available cash in the amount of $500 at the end of each fiscal quarter, subject to a right to cure.

Warrant

In addition to the 2020 Convertible Notes, we issued a warrant (the “Warrant”) exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of Common Stock (the “Warrant Shares”), at an exercise price of $4.00 per share to the same investor. The number of Warrant Shares and exercise price are each subject to adjustment provided under the Warrant. If, at the time of exercise of the Warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the Warrant Shares, then the Warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The Warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the Warrant.

Registration Rights Agreement

The Company is required to file a registration statement covering the resale of the shares underlying the 2020 Convertible Notes and the shares issuable upon exercise of the Warrant within 60 days and to have the registration statement declared effective within 90 days of after the closing of the Purchase Agreement. It also grants the noteholder customary “piggyback” registration rights. If we fail to file the registration statement or have it declared effective by the deadlines above, or if certain other conditions relating to the availability of the registration statement and current public information are not met, we will pay certain Registration Delay Payments to such noteholder (as defined in the Registration Rights Agreement).

Participation Rights

In addition, the Company granted the noteholder participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions, during the two years after the later of (a) the closing or (b) the date the Investor Note no longer remains outstanding, in an amount of up to 30% of the securities being sold in such offerings.

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
On April 10, 2020, the Company received loan proceeds in the amount of $2.85 million from JPMorgan Chase, N.A. pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which was enacted on March 27, 2020. The principal amount of the PPP loan is subject to forgiveness under the PPP upon Phunware’s request to the extent that PPP loan proceeds are used to pay expenses permitted by the PPP, including payroll, group health care benefits, rent, utilities and interest on other debt obligations incurred prior to February 15, 2020. Although the Company currently anticipates a portion of the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven. See Item 1A. Risk Factors, in Part II of this Quarterly Report on Form 10-Q and Part I of in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, for additional information.
Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Its offerings include:
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
The following table sets forth the backlog and deferred revenue:

	June 30, 2020	December 31, 2019
	(in thousands)
Backlog	$3,719	$5,496
Deferred revenue	5,856	7,124
Total backlog and deferred revenue	$9,575	$12,620

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted gross profit (1)	$1,513	$2,822	3,120	5,545
Adjusted gross margin (1)	68.4%	51.2%	64.3%	51.2%
Adjusted EBITDA (2)	$(1,817)	$(2,411)	$(4,994)	$(5,615)
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
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) one-time adjustments, and (vi) stock-based compensation expense.
Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gross profit	$1,445	$2,788	$2,994	$5,486
Add back: Amortization of intangibles	6	10	13	21
Add back: Stock-based compensation	62	24	113	38
Adjusted gross profit	$1,513	$2,822	$3,120	$5,545
Adjusted gross margin	68.4%	51.2%	64.3%	51.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(3,511)	$(3,067)	$(7,474)	$(6,561)
Add back: Depreciation and amortization	38	84	88	175
Add back: Interest expense	460	151	561	339
Add back: Income tax expense	—	5	—	5
EBITDA	(3,013)	(2,827)	(6,825)	(6,042)
Add Back: Stock-based compensation	1,115	416	1,750	427
Add Back: Loss on extinguishment of debt	81	—	81	—
Adjusted EBITDA	$(1,817)	$(2,411)	$(4,994)	$(5,615)

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
Interest Expense

Interest expense includes interest related to our outstanding debt, including amortization of discounts and deferred issuance costs, as well as, factoring fees related to our factoring financing arrangement.

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

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on its interest expense. Refer to Note 13 "Subsequent Events" in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for discussion regarding new convertible notes issued in July 2020.

Results of Operations
Net Revenues

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$2,023	$5,092	$(3,069)	(60.3)%
Application transaction	190	418	(228)	(54.5)%
Net revenues	$2,213	$5,510	$(3,297)	(59.8)%
Platform subscriptions and services as a percentage of net revenues	91.4%	92.4%
Application transactions as a percentage of net revenues	8.6%	7.6%

	Six Months Ended June 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$4,414	$9,913	$(5,499)	(55.5)%
Application transaction	439	912	(473)	(51.9)%
Net revenues	$4,853	$10,825	$(5,972)	(55.2)%
Platform subscriptions and services as a percentage of net revenues	91.0%	91.6%
Application transactions as a percentage of net revenues	9.0%	8.4%

Net revenues decreased $3.3 million, or (59.8)%, for the three months ended June 30, 2020 compared to the corresponding period in 2019. Platform subscriptions and services revenue decreased $3.1 million, or (60.3)%, driven by the completion of our statement of work with Fox Networks Group ("Fox") on September 30, 2019. Revenue from Fox was approximately $3.1 million three months ended June 30, 2019. See the subheading titled, "Concentrations of Credit Risk," in Note 1, "The Company and Basis of Presentation" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application transaction revenue decreased $0.2 million, or (54.5)%, for the three months ended June 30, 2020, compared to the corresponding period in 2019, primarily because of the various decreased or ceased advertising campaigns.

Net revenues decreased $6.0 million, or (55.2)%, for the six months ended June 30, 2019 compared to the corresponding period in 2019. Platform subscriptions and services revenue decreased $5.5 million, or (55.5)%, driven by the completion of our statement of work with Fox, as noted above . Revenue from Fox was approximately $6.4 million six months ended June 30, 2019. This decrease was partially offset by the fulfillment of new contracts during six months ended.
Application transaction revenue decreased $0.5 million, or (51.9)%, for the six months ended June 30, 2019, compared to the corresponding period in 2019, primarily because of the various decreased or ceased advertising campaigns.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$749	$2,600	$(1,851)	(71.2)%
Application transaction	19	122	(103)	(84.4)%
Total cost of revenues	$768	$2,722	$(1,954)	(71.8)%

Gross Profit
Platform subscriptions and services	1,274	$2,492	$(1,218)	(48.9)%
Application transaction	171	296	(125)	(42.2)%
Total gross profit	$1,445	$2,788	$(1,343)	(48.2)%

Gross Margin
Platform subscriptions and services	63.0%	48.9%
Application transaction	90.0%	70.8%
Total gross margin	65.3%	50.6%

	Six Months Ended June 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$1,795	$5,108	$(3,313)	(64.9)%
Application transaction	64	231	(167)	(72.3)%
Total cost of revenues	$1,859	$5,339	$(3,480)	(65.2)%

Gross Profit
Platform subscriptions and services	2,619	$4,805	$(2,186)	(45.5)%
Application transaction	375	681	(306)	(44.9)%
Total gross profit	$2,994	$5,486	$(2,492)	(45.4)%

Gross Margin
Platform subscriptions and services	59.3%	48.5%
Application transaction	85.4%	74.7%
Total gross margin	61.7%	50.7%
Total gross profit decreased $1.3 million, or (48.2)% and $2.5 million, or (45.4)% for the three and six months ended June 30, 2020, respectively, when compared to the corresponding period of 2019, due to the revenue items described above, as well as lower application transaction costs due to decreased or ceased advertising campaigns.

Operating Expenses

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$277	$665	$(388)	(58.3)%
General and administrative	3,760	3,970	(210)	(5.3)%
Research and development	378	1,077	(699)	(64.9)%
Total operating expenses	$4,415	$5,712	$(1,297)	(22.7)%

	Six Months Ended June 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$882	$1,389	$(507)	(36.5)%
General and administrative	7,705	7,945	(240)	(3.0)%
Research and development	1,239	2,386	(1,147)	(48.1)%
Total operating expenses	$9,826	$11,720	$(1,894)	(16.2)%

Sales and Marketing
Sales and marketing expense decreased $0.4 million, or (58.3)% for the three months ended June 30, 2020 compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount of $0.2 million and $0.2 million related to marketing, software and contractor spend.
Sales and marketing expense decreased $0.5 million, or (36.5)% for the six months ended June 30, 2020 compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount of $0.4 million. Other decreases of $0.1 million due to reduction of contractor and consulting spend.
General and Administrative
General and administrative expense decreased $0.2 million, or (5.3)% for the three months ended June 30, 2020 compared to the corresponding period of 2019, due to decrease of $0.3 million for payroll and related costs due to a decrease in headcount and $0.5 million for professional fees, IT related cost such as software expense, and $0.1 million of lower bad debt expense. These decreases were primarily offset by a reduction of $0.7 million, related to stock-based compensation expense.
General and administrative expense decreased $0.2 million, or (3.0)% for the six months ended June 30, 2020 compared to the corresponding period of 2019, primarily due to decrease of $1 million related professional fees and software expense, as well as, $0.5 million for various other expenses. These decreases were primarily offset by an increase of $1.3 million, related to stock-based compensation expense.
Research and Development
Research and development expense decreased $0.7 million, or (64.9)% and $1.1 million, or (48.1)% for the three and six months ended June 30, 2020, respectively, compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount.

Other expense

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(in thousands)
Other expense
Interest expense	$(460)	$(151)	$(309)	204.6%
Loss on extinguishment of debt	(81)	—	(81)	—%
Other income (expense)	—	13	(13)	(100.0)%
Total other expense	$(541)	$(138)	$(403)	292.0%

	Six Months Ended June 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Other expense
Interest expense	$(561)	$(339)	$(222)	65.5%
Loss on extinguishment of debt	(81)	—	(81)	—%
Impairment of digital currencies	—	—	—	—%
Other income (expense)	—	17	(17)	(100.0)%
Total other expense	$(642)	$(322)	$(320)	99.4%

Other expense increased $0.4 million and $0.3 million for the three and six months ended June 30, 2020, respectively, when compared to the corresponding period of 2019, primarily related to the increase in interest related to our debt borrowings as further described in Note 6 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This is partially offset by a lower amount of financing used, and corresponding interest under our factoring financing arrangement.
Liquidity and Capital Resources
As of June 30, 2020, we held total cash and restricted cash of $245 thousand, of which over 99% of our cash was held in the United States.
In April 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum and mature on June 3, 2024. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Convertible Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares. The Company has one Convertible Note with a balance outstanding of $250 thousand as of June 30, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Convertible Notes.
In October 2019, the Company’s board of directors authorized the issuance of $20 million of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. During the term of the Notes, the Company will maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. The Notes have a balance outstanding of $905 thousand as of June 30, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
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
On March 19, 2020, the Company entered into a Securities Purchase Agreement for the sale of a Senior Convertible Note with an institutional investor with an initial principal amount of $3.0 million (the “Senior Convertible Note”) for a cash purchase price of approximately $2.8 million (reflecting an original issue discount of $0.2 million) in a private placement that closed on March 20, 2020. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2.4 million. In addition, we granted the noteholder participation rights in future equity and equity-linked offerings of securities during the two years after the closing in an amount of up to 30% of the securities being sold in such offerings. Under the Senior Convertible Note, we are subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We also are subject to a financial covenant requiring that we have an available cash balance of at least $200 thousand at each quarterly balance sheet date. The Company believes the "available" cash under the Senior Convertible Note consists of its total cash balances. The Senior Convertible Note was redeemed for cash and paid in full with the issuance of the 2020 Convertible Notes on July 15, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Convertible Notes. Refer to Note 13 “Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the 2020 Convertible Notes issued in July 2020.
On April 10, 2020, the Company received loan proceeds in the amount of $2.85 million from JPMorgan Chase, N.A. pursuant to the PPP ("PPP Loan") under the CARES Act. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum and is payable monthly commencing on November 9, 2020. The note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the PPP Loan.
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
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(4,750)	$(5,866)	$1,116	(19.0)%
Net cash provided by investing activities	—	88	(88)	(100.0)%
Net cash provided by (used in) financing activities	4,712	(314)	5,026	(1,600.6)%

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
We utilized $4.8 million of cash from operating activities during the six months ended June 30, 2020, primarily resulting from a net loss of $7.5 million, as adjusted $1.8 million for stock-based compensation, $0.2 million for amortization of debt discount and deferred financing costs and $0.1 million for loss on extinguishment of debt. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $0.4 million from an increase in accounts payable, $0.9 million from an increase in accrued expenses, $0.8 million from an increase in account receivable, $(1.3) million from an decrease in deferred revenue and $(0.2) million from an decrease in prepaid and other assets.
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

Financing Activities
Our financing activities during the six months ended June 30, 2020 consisted of proceeds from various debt borrowings offset by net repayments on our financing factoring agreement. We acquired $4.7 million of cash from financing activities, as a result of $6.0 million from new issuances of debt (inclusive of $0.6 million from related parties), partially offset of $0.7 million of payments on debt (inclusive of $0.2 million to related parties) and $0.7 million in net repayments on our factoring financing agreement. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.
Financing activities during the six months ended June 30, 2019 consisted primarily of the proceeds from warrant exercises, and utilization of the Company’s financing factoring agreement, as well as redemptions and dividends of the Series A convertible preferred stock. The Company utilized $0.3 million of cash from financing activities, primarily as follows: $(6.2) million from redemptions and dividend payments of Series A convertible preferred stock, $(0.7) million of repayments from the Company’s factoring financing agreement; offset by $6.1 million provided by warrant exercise, $0.3 million provided from convertible notes borrowings and $0.2 million from PhunCoin deposits.
Off-Balance Sheet Arrangements
During the periods ended June 30, 2020 and December 31, 2019, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The COVID-19 pandemic could adversely affect our business, operating results, cash flow and financial condition.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The future impacts of the pandemic and any resulting economic impact are largely unknown. It is possible that the COVID-19 pandemic, the measures taken by local, state and national governments and the resulting economic impact may materially and adversely affect our business, results of operations, cash flow and financial condition.

The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an extended period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including implementing a work-from-home policy for our employees until we determine to reopen our offices, canceling marketing events and suspending travel. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, prevent us from expanding or upselling our customer base, prevent the timely delivery of contracts in progress and impair our ability to effectively manage our business.

In addition, any economic downturn or recession resulting from the COVID-19 pandemic will likely impact demand for our products and services and adversely affect our operations. We expect there to be volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt, including the possibilities that our end customers delay, decrease or cancel their planned purchases, or are unable to pay amounts owed to us.

The extent to which COVID-19 ultimately impacts our business, results of operations, cash flow and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and when and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q and those described in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our business, results of operations, cash flows and financial position cannot be reasonably estimated at this time.

Our loans under the Paycheck Protection Program ("PPP") may not be forgiven or may subject us to challenges and investigations regarding qualification for the loan.

On April 10, 2020, we received a loan under the PPP, which was established under the CARES Act, in the aggregate principal amount of approximately $2.85 million. Pursuant to the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP Loans. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.
In addition to changes enacted by the Congress, the Small Business Administration (“SBA”) continues to develop and issue new and updated guidance regarding the PPP Loans application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the anticipated PPP Loans will be forgiven in whole or in part.
Additionally, the PPP Loans applications required us to certify that the current economic uncertainty made the PPP Loans request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loans and that our receipt of the PPP Loans is consistent with the broad objectives of the PPP of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP Loans, we are found to have been ineligible to receive the PPP Loans or in violation of any of the laws or regulations that apply to us in connection with the PPP Loans, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loans. In the event that we seek forgiveness of all or a portion of the PPP Loans, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP Loans may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.
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
10.3
Form of Security Purchase Agreement, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.4
Form of Series A Senior Convertible Note , dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.5
Form of Series B Senior Convertible Note, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.6
Form of Note Purchase Agreement , dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.7
Form of Secured Promissory Note, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.8
Form of Master Netting Agreement, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.9
Form of Warrant to Purchase Common Stock, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.10
Form of Registration Rights Agreement, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

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

August 14, 2020	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)