Form 10-Q
period 2020-09-30
Phunware, Inc.
filed 2020-11-12
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2020, 49,140,540 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019	5
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION	39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

	Signatures	44

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except per share information)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash	$1,143	$276
Accounts receivable, net of allowance for doubtful accounts of $123 and $3,179 at September 30, 2020 and December 31, 2019, respectively	1,153	1,671
Prepaid expenses and other current assets	462	368
Total current assets	2,758	2,315
Property and equipment, net	14	24
Goodwill	25,828	25,857
Intangible assets, net	143	253
Deferred tax asset	241	241
Restricted cash	91	86
Other assets	276	276
Total assets	$29,351	$29,052
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,067	$10,159
Accrued expenses	5,555	4,035
Accrued legal settlement	4,500	—
Deferred revenue	3,215	3,360
PhunCoin deposits	1,202	1,202
Factored receivables payable	439	1,077
Current maturities of long-term debt, net	1,693	—
Warrant liability	1,242	—
Total current liabilities	26,913	19,833
Long-term debt	4,272	910
Long-term debt - related party	555	195
Deferred tax liability	241	241
Deferred revenue	2,003	3,764
Deferred rent	178	83
Total liabilities	34,162	25,026
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value	5	4
Additional paid-in capital	135,239	128,008
Accumulated other comprehensive loss	(410)	(382)
Accumulated deficit	(139,645)	(123,604)
Total stockholders’ equity (deficit)	(4,811)	4,026
Total liabilities and stockholders’ equity (deficit)	$29,351	$29,052
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$3,130	$5,637	$7,983	$16,462
Cost of revenues	898	2,418	2,757	7,757
Gross profit	2,232	3,219	5,226	8,705

Operating expenses:
Sales and marketing	383	705	1,265	2,094
General and administrative	4,276	3,754	11,981	11,699
Research and development	572	1,052	1,811	3,438
Legal settlement	4,500	—	4,500	—
Total operating expenses	9,731	5,511	19,557	17,231
Operating loss	(7,499)	(2,292)	(14,331)	(8,526)

Other expense:
Interest expense	(1,362)	(145)	(1,923)	(484)
Loss on extinguishment of debt	(950)	—	(1,031)	—
Gain on change in fair value of warrants	1,244	—	1,244	—
Other (expense) income	—	11	—	28
Total other expense	(1,068)	(134)	(1,710)	(456)
Loss before taxes	(8,567)	(2,426)	(16,041)	(8,982)
Income tax expense	—	—	—	(5)
Net loss	(8,567)	(2,426)	(16,041)	(8,987)
Other comprehensive loss:
Cumulative translation adjustment	47	(33)	(28)	(36)
Comprehensive loss	$(8,520)	$(2,459)	$(16,069)	$(9,023)

Net loss per common share, basic and diluted	$(0.19)	$(0.06)	$(0.38)	$(0.25)

Weighted-average common shares used to compute net loss per share, basic and diluted	44,304	39,027	42,089	36,034
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2020	—	—	43,555	$4	$132,045	$(131,078)	$(457)	$514
Exercise of stock options, net of vesting of restricted shares	—	—	33	—	9	—	—	9
Vesting of restricted stock units	—	—	388	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	—	—	164	—	225	—	—	225
Sale of common stock	—	—	1,302	1	1,341	—	—	1,342
Stock-based compensation expense	—	—	—	—	1,708	—	—	1,708
Reacquisition of equity component of Senior Convertible Note	—	—	—	—	(89)	—	—	(89)
Cumulative translation adjustment	—	—	—	—	—	—	47	47
Net loss	—	—	—	—	—	(8,567)	—	(8,567)
Balance - September 30, 2020	—	—	45,442	$5	$135,239	$(139,645)	$(410)	$(4,811)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - December 31, 2019	—	—	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	—	—	186	—	96	—	—	96
Vesting of restricted stock units	—	—	1,082	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	—	—	1,297	—	1,239	—		1,239
Sale of common stock	—	—	1,302	1	1,341	—	—	1,342
Stock-based compensation expense			—	—	3,458	—	—	3,458
Issuance of common stock upon partial conversions of Senior Convertible Note	—	—	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Notes	—	—	—	—	(1,388)	—	—	(1,388)
Equity classified cash conversion feature of Senior Convertible Notes	—	—	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—		—	(28)	(28)
Net loss	—	—	—	—	—	(16,041)		(16,041)
Balance - September 30, 2020	—	—	45,442	$5	$135,239	$(139,645)	$(410)	$(4,811)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2019	—	—	38,902	$4	$125,854	$(117,294)	$(421)	$8,143
Exercise of stock options, net of vesting of restricted shares	—	—	179	—	113	—	—	113
Vesting of restricted stock units	—	—	23	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	684	—	—	684
Cumulative translation adjustment	—	—	—	—	—	—	(33)	(33)
Net loss	—	—	—	—	—	(2,426)	—	(2,426)
Balance - September 30, 2019	—	—	39,104	$4	$126,651	$(119,720)	$(454)	$6,481

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2018	6	5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Exercise of stock options, net of vesting of restricted shares	—	—	298		165	—	—	165
Vesting of restricted stock units	—	—	23	—	—	—	—	—
Exercise of common stock warrants for cash	—	—	617		6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with Reverse Merger and Recapitalization	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	1,111	—	—	1,111
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09	—	—	—	—	—	1,087	—	1,087
Cumulative translation adjustment	—	—	—	—	—	—	(36)	(36)
Net loss	—	—	—	—	—	(8,987)	—	(8,987)
Balance - September 30, 2019	—	—	39,104	$4	$126,651	$(119,720)	$(454)	$6,481
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(16,041)	$(8,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	46
Amortization of acquired intangibles	110	205
Amortization of debt discount and deferred financing costs	1,217	—
Gain on change in fair value of warrants	(1,244)	—
Loss on sale of digital currencies	—	4
Loss on extinguishment of debt	1,031	—
Non-cash interest expense	55	—
Bad debt (recovery) expense	(30)	79
Stock-based compensation	3,458	1,111
Changes in operating assets and liabilities:
Accounts receivable	551	291
Prepaid expenses and other assets	(94)	(86)
Accounts payable	536	(327)
Accrued expenses	1,332	973
Accrued legal settlement	4,500	—
Deferred revenue	(1,906)	792
Net cash used in operating activities	(6,515)	(5,899)

Investing activities
Proceeds received from sale of digital currencies	—	88
Capital expenditures	—	(18)
Net cash provided by investing activities	—	70

Financing activities
Proceeds from borrowings, net of issuance costs	10,207	250
Proceeds from related party bridge loans	560	—
Payments on senior convertible notes	(3,948)	—
Payments on related party notes	(200)	—
Net repayments on factoring agreement	(638)	(888)
Proceeds from PhunCoin deposits	—	212
Proceeds from warrant exercises	—	6,092
Proceeds from exercise of options to purchase common stock	95	165
Proceeds from sales of common stock, net of issuance costs	1,341	—
Series A convertible preferred stock redemptions and dividend payments	—	(6,240)
Net cash provided by (used in) financing activities	7,417	(409)

Effect of exchange rate on cash and restricted cash	(30)	(38)
Net increase (decrease) in cash and restricted cash	872	(6,276)
Cash and restricted cash at the beginning of the period	362	6,344
Cash and restricted cash at the end of the period	$1,234	$68

Supplemental disclosure of cash flow information:
Interest paid	$681	$510
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock for payment of legal, earned bonus and board of director fees	$1,239	$—
Issuance of common stock upon partial conversions of Senior Convertible Note	$2,266	$—
Reacquisition of equity component of Senior Convertible Note	$(1,388)	$—
Equity classified cash conversion feature of Senior Convertible Note	$219	$—
Waiver of sponsor promissory note	$—	$1,993
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
The balance sheet at December 31, 2019 was derived from the Company’s audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state the Company’s financial position as of September 30, 2020 and the results of operations for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim period.
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

The following table sets forth the Company's concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer A	26%	8%	30%	3%
Customer B	9%	1%	11%	7%
Customer C	21%	—%	8%	—%

In addition to the above, revenue from Fox Networks Group was 55% and 58% for the three and nine months ended September 30, 2019, respectively.
The following table sets forth the Company's concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30, 2020	December 31, 2019
Customer A	21%	15%
Customer C	—%	10%
Customer D	20%	—%
Customer E	6%	11%
Customer F	—%	23%

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
During the quarter ended September 30, 2020, the Company obtained financings through the issuance of new convertible notes and the sale of its common stock through an at-the-market offering (both more fully described below). Future plans may include obtaining new debt financings and credit lines, utilizing existing or expanding existing credit lines, issuing equity securities, including the exercise of warrants, and reducing overhead expenses. Despite a history of successfully implementing similar plans to alleviate the adverse financial conditions, these sources of working capital are not currently sufficient and assured, and consequently do not mitigate the risks and uncertainties disclosed above.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, fair value of debt component of the convertible note at issuance, the fair value of the convertible note outstanding upon derecognition, assumptions used in Black-Scholes valuation method, such as expected volatility, risk-free interest rate and expected dividend rate and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Convertible Debt with a Cash Conversion Feature
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
Convertible Debt and Related Derivative Financial Instruments
In July 2020, the Company issued a Series A Senior Convertible Note (defined below) with an initial principal amount of $4,320. After the payoff of the Senior Convertible Note and deducting transaction costs, aggregate net cash proceeds to the Company was $1,751. In accordance with ASC Topic 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, the Company evaluates all of its financial instruments, including warrants to purchase common stock issued in conjunction with convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statement of operations. The Company uses a Black-Scholes option-pricing model to value the warrants at inception and subsequent valuation dates.
Debt Issuance Costs
Direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying condensed consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.
Fair Value of Financial Instruments
The Company follows the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities.
•	Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).
Determining which category an asset or liability falls within the hierarchy requires significant judgment. The fair value of the Company’s warrant issued with the 2020 Convertible Notes at September 30, 2020 was $1,242 and is recorded as Warrant Liability on the accompanying condensed consolidated balance sheets is considered a Level 3 fair value measurement as there are significant unobservable inputs used in the underlying valuations. The fair value measurements of the warrant are sensitive to changes in the unobservable inputs. Changes in those inputs might result in a higher or lower fair value measurement.
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	September 30,
	2020	2019
Convertible notes	7,221,740	21,740
Warrants	5,996,112	3,836,112
Options	1,211,828	1,720,339
Restricted stock units	2,223,773	2,103,363
Restricted shares	1,198	13,091
Total	16,654,651	7,694,645
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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes. Should the Company retain its EGC status through the fifth anniversary of the date of its initial public offering, this guidance will be effective for us in our financial statements and consolidated notes thereto for the fiscal year ending December 31, 2021 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for SRCs for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The Company derived 99% and 96% of its net revenues from within the United States for the three and nine months ended September 30, 2020, respectively. The Company derived over 98% of its net revenues from within the United States for each of the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2020, the Company derived 1% and 4%, respectively, of its net revenues from outside the United States. During the three and nine months ended September 30, 2019, the Company derived less than 2% of its net revenues from outside the United States.

The following table sets forth the Company's net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenues
Platform subscriptions and services	$2,860	$5,152	$7,274	$15,065
Application transaction	270	485	709	1,397
Net revenues	$3,130	$5,637	$7,983	$16,462

Deferred Revenue
The Company’s deferred revenue balance consisted of the following:

	September 30, 2020	December 31, 2019
Current deferred revenue
Platform subscriptions and services revenue	$3,135	$3,278
Application transaction revenue	80	82
Total current deferred revenue	$3,215	$3,360

Non-current deferred revenue
Platform subscriptions and services revenue	$2,003	$3,764
Total non-current deferred revenue	$2,003	$3,764
Total deferred revenue	$5,218	$7,124

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. The Company recognizes deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2020, the Company recognized revenue of $3,971 that was included in its deferred revenue balance as of December 31, 2019.
Remaining Performance Obligations
Remaining performance obligations were $8,797 as of September 30, 2020, of which the Company expects to recognize 55% as revenue over the next 12 months and the remainder thereafter.

4. Cash, Cash Equivalents, and Restricted Cash

The Company considers all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents as of September 30, 2020 and December 31, 2019.
As a result of the issuance of the Notes (defined and discussed further below), the Company had $91 and $86 in restricted cash as of September 30, 2020 and December 31, 2019, respectively.
The following table sets forth the Company's cash and restricted cash as of September 30, 2020 and December 31, 2019:

Cash and restricted cash	September 30, 2020	December 31, 2019
Cash	$1,143	$276
Restricted cash	91	86
Total cash and restricted cash	$1,234	$362

5. Factoring Agreement
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
The amount of factored receivables outstanding was $439 and $1,077 as of September 30, 2020 and December 31, 2019, respectively. There was $2,561 and $1,923 available for future advances as of September 30, 2020 and December 31, 2019, respectively.
6. Debt

A summary of the Company's various debt obligations is set forth below:

	September 30, 2020	December 31, 2019
Series A Note (principal amount)	$3,201	$—
Series B Note (principal amount)	1,013	—
Paycheck Protection Program Loan	2,850	—
Convertible notes	250	250
Promissory notes	905	855
Related-party bridge loans	360	—
Note payable	67	—
Total debt	$8,646	$1,105
Debt discount - warrants (2020 Convertible Notes)	(1,681)	—
Debt discount - issuance costs (2020 Convertible Notes)	(445)	—
Less: current maturities of long-term debt	(1,693)	—
Less: related-party debt	(555)	(195)
Long-term debt	$4,272	$910

2020 Convertible Notes
On July 15, 2020, the Company issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. As noted above, the Company repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on the Senior Convertible Note issued on March 20, 2020 to the same investor. After the payoff of the Senior Convertible Note and deducting transaction costs, aggregate net cash proceeds to the Company was $1,751.
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

The Company will receive cash under the Series B Note only upon cash repayment of the corresponding Investor Note. The investor may, at its option and at any time, voluntarily prepay an Investor Note, in whole or in part. In addition, the Investor Note is subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events. The equity and other conditions include minimum price and volume thresholds, a minimum market capitalization at least $40 million. Mandatory prepayments of principal outstanding under the Investor Note that, together with the unrestricted principal may not exceed the lesser of (i) $5,000 and (ii) 10% of the 30 trading day market capitalization of the Company.

On September 15, 2020, the Company exercised its right under the Investor Note to require a mandatory prepayment of the Investor Note of $1,000, of which the Company received in cash. As a result, $1,000 in principal and $80 of original issue discount became unrestricted and owed under the Series B Note, after giving effect to netting of the remainder of the balance of the Investor Note and Series B Note.

Under certain circumstances, the Investor Note is automatically satisfied through netting against the Series B Note rather than through the payment of cash, which if triggered would reduce the amounts outstanding under the Series B Note and Investor Note.
The Series A Note and outstanding unrestricted principal balance on the Series B Note each bear interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021. The restricted principal of the Series B Note bears interest at a rate of 3% per annum. The 2020 Convertible Notes mature on December 31, 2021.

Monthly Payments

Starting on July 31, 2020 and on the last trading day of each month thereafter, and on the maturity date, the Company is required to make monthly amortization payments equal to 1/18th of the Series A Note, interest on the 2020 Convertible Notes and make-whole (the "Installment Amount"), which must be satisfied in cash at a redemption price equal to 107% of the Installment Amount. For the three and nine months ended September 30, 2020, the Company recorded $216 in a loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive loss related to monthly payments for the 2020 Convertible Notes.

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

Under certain circumstances, the unrestricted principal of the Series B Note is automatically netted against the principal amount of the corresponding Investor Note. Under certain circumstances, upon such netting, the original issue discount under the Series B Note associated with the principal amount thereof being redeemed will be deemed satisfied.

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

Covenants

The Company will be subject to certain customary affirmative and negative covenants regarding the incurrence of certain indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other matters. We are also subject to a financial covenant that requires us to maintain available cash in the amount of $500 at the end of each fiscal quarter, subject to a right to cure.

Warrant

In addition to the 2020 Convertible Notes, we issued a warrant exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of the Company's common stock, at an exercise price of $4.00 per share to the same investor. The number of shares and exercise price are each subject to adjustment provided under the warrant. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

The following table sets forth the assumptions used and calculated aggregated fair values of the liability classified warrants:

	September 30, 2020	July 15, 2020
Strike price per share	$4.00	$4.00
Closing price per share	$0.92	$1.44
Term (years)	2.78	3
Volatility	155%	177%
Risk-free rate	0.16%	0.18%
Dividend Yield	—	—

Upon issuance of the warrant, the Company recorded a warrant liability as a discount to the 2020 Convertible Notes of $2,486. The Company revalued the warrant as of September 30, 2020, and accordingly recorded a gain of $1,244 as a result of the change in the fair value of its liability classified warrants for the three and nine months ended September 30, 2020.

Registration Rights Agreement

The Company was required to file a registration statement covering the resale of the shares underlying the 2020 Convertible Notes and to have the registration statement declared effective within 90 days of after the closing of the Purchase Agreement. The Company filed a registration statement, which was declared effective by the SEC on October 27, 2020. The Company obtained a waiver of the Registration Delay Payments (as defined in the Registration Rights Agreement) from the noteholder.

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

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, the Company received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties.

The principal amount of the PPP loan is subject to forgiveness under the PPP upon Phunware’s request to the extent that PPP loan proceeds are used to pay expenses permitted by the PPP. Although the Company currently anticipates a portion of the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven.

Senior Convertible Note
In March 2020, the Company issued a Senior Convertible Note to an institutional investor with an initial principal amount of $3,000 (the “Senior Convertible Note”) for cash proceeds of $2,760 (reflecting an original issue discount of $240) in a private placement. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2,371. The Senior Convertible Note bears interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021.
Monthly Payments and Conversion
Starting on April 30, 2020 and on the last trading day of the month and on the maturity date, the Company was required to make monthly payments. On each payment date, the Company was required to settle a principal repayment of approximately $143 plus interest thereon (the “Installment Amount”) which was to be satisfied in shares of common stock of the Company at 100% of the Installment Amount, or at the election of the Company, in whole or in part, in cash, at 105% of the Installment Amount. Installment payments made in common stock were subject to customary equity conditions (including minimum floor price and volume thresholds), and were calculated on a conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the payment date.
In addition to the monthly payments described above, during the second quarter of 2020, the noteholder elected an acceleration of payments of monthly principal, interest and make-whole payments pursuant to certain provisions of the Senior Convertible Note. These accelerated payments were made in the form of shares of common stock of the Company at the rate then in effect per the Senior Convertible Note. As a result, the Company issued an aggregate of 1,763,675 shares for principal, interest and make-whole payments to the noteholder. In accounting for the accelerated conversions, the Company followed the guidance as prescribed in ASC 470 in accounting for derecognition (or conversion) of convertible debt with a cash conversion feature. The Company determined the fair value of the debt immediately prior to its derecognition, with the difference between the consideration transferred to the noteholder and the fair value of the debt representing the reacquisition of the embedded conversion option. A loss on extinguishment of $81 was recorded based on the difference between the calculated fair value of the debt immediately prior to its derecognition and the carrying amount of the debt component, including any unamortized debt discount or issuance costs.
Redemption
In conjunction with the issuance of the 2020 Convertible Notes, the Company redeemed the Senior Convertible Note in July 2020 at a price equal to 110% of the outstanding principal accrued and unpaid interest and make-whole interest. The cash payment to the noteholder to satisfy the Senior Convertible Note was in the amount $2,084. The redemption of the Senior Convertible Note resulted in a loss on extinguishment of $734.
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
Convertible Notes
In April 2019, the Company’s board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration. The Company may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes. Transaction costs related to the issuance of the Convertible Note were immaterial.
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
Promissory Notes
In October 2019, the Company’s board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in the Company’s sole discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration. The Company may prepay the Notes at any time without penalty. The Company may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes. Transaction costs related to the issuance of the Notes were immaterial.
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
Interest Expense
The following table sets forth interest expense for the Company's various debt obligations included on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2020 Convertible Notes	$279	$—	$279	$—
Accretion of debt discount - issuance costs	185	—	370	—
Accretion of debt discount - warrants	805	—	805	—
Senior Convertible Note	3	—	197	—
Factoring financing agreement	44	140	141	472
All other debt and financing obligations	46	5	131	12
Total	$1,362	$145	$1,923	$484

7. Commitments and Contingencies
Leases
The Company has operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $207 and $631 for the three and nine months ended September 30, 2020, respectively. Rent expense under operating leases totaled $188 and $519 for the three and nine months ended September 30, 2019, respectively.
Future minimum annual lease payments as of September 30, 2020 under the Company’s operating leases are set forth as follows:

Future minimum lease obligations years ending December 31,	Lease Obligations
2020 (Remainder)	$203
2021	836
2022	725
2023	622
2024	609
Thereafter	208
Total	$3,203
Litigation

In 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking approximately $3,000 (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. Uber generally denied the allegations in the Company's complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd., the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017, asserting numerous fraud and contract-based claims. In 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants, Alan S. Knitowski, who serves as a director and the Company's President and Chief Executive Officer and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook, (collectively, the "Individual Defendants") alleging civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claimed treble damages, general and punitive damages, and attorneys’ fees and costs. On October 9, 2020, the Company entered into a Settlement Agreement and Mutual General Release (the "Settlement Agreement") with Uber and certain other parties related to the Company's complaint against Uber, Uber's cross-complaint against the Company and Uber's amended cross-complaint against the Company and Individual Defendants. As provided in the Settlement Agreement, both parties have agreed to fully and finally settle, compromise, and resolve all disputes, differences and disagreements that have existed, now exist, or may exist between them that fall within the subject matter lawsuit. Furthermore, each party denies engaging in any wrongdoing whatsoever and specifically denies each and every allegation of wrongdoing alleged in the lawsuit. The Settlement Agreement provides that Phunware and its insurance carriers will pay a total sum of $6,000 to Uber, of which the Company's insurance carrier will pay $1,500 to settle Uber's claims against the Individual Defendants while the Company will pay a total of $4,500 to Uber in a series of installments beginning no later than December 31, 2020, and ending no later than September 30, 2021. The Settlement Agreement further provides that the Company and the Individual Defendants fully release claims against Uber relating to the lawsuit and upon receipt of the payments, Uber will fully release claims against the Company and the Individual Defendants relating to the lawsuit. The court will retain jurisdiction over the case until the terms of the Settlement Agreement have been fully satisfied. The court has set a dismissal review hearing for November 16, 2021. If the terms of the Settlement Agreement are fulfilled before that date, the parties will file requests to dismiss the action and the hearing will be taken off calendar. On November 5, 2020, Uber filed a request for dismissal with prejudice of claims against the Individual Defendants; Uber’s claims against Phunware remain until the terms of the Settlement Agreement have been fully satisfied. The Company recorded a loss of $4,500 for its portion of the settlement in Legal Settlement in its condensed consolidated statements of operations for the three and nine months ending September 30, 2020.

On December 17, 2019, certain stockholders (the "Plaintiffs") filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19-008846 was filed in the 126th Judicial District Court of Travis County, Texas. The Plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. According to the Plaintiffs, the price of Phunware stock dropped significantly during the lock up period. The Plaintiffs seek unspecified damages in excess of $1,000. The Company maintains the Plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the lawsuit, but there can be no guarantees that a favorable resolution will be successful. All defendants have answered. The Court has not yet set a trial date or pretrial deadlines. The case is in early stage of discovery.
On March 9, 2020, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against the Company. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). Pursuant to the complaint, EGS sought monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered for Stellar in conjunction with the reverse merger with the Company, plus legal and court costs. On September 29, 2020, the Company consummated a Settlement Agreement and General Release (the "Settlement Agreement") with EGS. The Settlement Agreement provides that Phunware pay a total sum of $600 to EGS in a series of installments beginning no later than October 15, 2020, and ending no later than October 15, 2023. There is no penalty for prepayments. Pursuant to the Settlement Agreement, on September 30, 2020, EGS filed a Stipulation of Voluntary Discontinuance with Prejudice with the court. In conjunction with the execution of the Settlement Agreement, the Company also signed an Affidavit of Confession of Judgment ("Confession of Judgment"), which provides that should the Company default in any payment obligations under the Settlement Agreement, EGS shall be entitled to enter the Confession of Judgment with the Court against the Company for $690 less any payments made under the Settlement Agreement. The Company reclassified $690 from accounts payable to accrued expenses in the condensed consolidated balance sheet as of September 30, 2020 related to the settlement. In accordance with authoritative guidance, the Company will defer any settlement gain, if any, until it has fulfilled its payment obligations under the settlement.
On April 24, 2020, Sha-Poppin Gourmet Popcorn, LLC, individually and on behalf of a class of similarly situated parties (the “Popcorn Company”), filed a lawsuit against certain defendants, including the Company. The case captioned, Sha-Poppin Gourmet Popcorn, LLC v. JPMorgan Chase Bank, N.A., RCSH Operations, LLC, RCSH Operations, Inc (together d/b/a Ruth’s Chris Steakhouse), and Phunware, Inc., was filed in the Northern District of Illinois, Eastern Division. The Popcorn Company alleges that the Company was unjustly enriched by JPMorgan Chase for the Company's loan made pursuant to the PPP under the CARES Act. (See Note 6 for discussion related to the Company's CARES Act loan.) The Company filed a motion to dismiss the single claim against it and disputes the court's jurisdiction and the basis of the claim. The Company intends to defend the matter vigorously, but there can be no guarantees that a favorable resolution will be successful. Given the preliminary stage of the case, the Company is unable to predict the outcome of this dispute, or estimate the loss or range of loss, if any, associated with this matter.
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
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of the Company’s blockchain technology enabled rewards marketplace and data exchange ("Token Ecosystem"), (ii) one (1) year after the issuance of the Rights to the purchaser, or (iii) the date the Company determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable; however, the Company believes it has a contractual obligation to use good faith efforts to issue a token to Rights holders under the token rights agreement. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem. The ongoing coronavirus of 2019 pandemic has resulted in Phunware reducing human capital resources from the development of the Token Ecosystem to other initiatives of the organization. There can be no assurance as to when, or if, the Company will allocate resources to the development of the Token Ecosystem in the future or if the Company will be able to successfully launch the Token Ecosystem.
As of September 30, 2020, the Company has received aggregate cash proceeds from the Reg D Offering and Reg CF Offering of $1,207, pursuant to which the holders of the Rights will receive an aggregate of approximately 577.9 million PhunCoin if the launch of the Token Ecosystem occurs. The Reg CF Offering closed May 1, 2019. While the Reg D Offering is ongoing, the Company does not anticipate any additional proceeds to be raised.
PhunToken ("Phun")
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of September 30, 2020, the Company has not sold any Phun.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of September 30, 2020 was 1,000,000,000 shares, with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 45,452,422 and 39,817,917 shares outstanding, inclusive of 1,198 and 6,219 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans, respectively.
On August 14, 2020, the Company entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent, pursuant to which the Company may offer and sell, from time to time, through Ascendiant shares of common stock for an aggregate offering price of up to $15,000. Subject to the terms and conditions of the Sales Agreement, Ascendiant will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Under the Sales Agreement, Ascendiant may sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. During the three and nine months ended September 30, 2020, 1,301,665 shares of common stock were sold for gross proceeds of $1,493. Offering costs totaled $152.
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
Warrants
The Company has various warrants outstanding. A summary of the Company’s outstanding warrants is set forth below:

Warrant Type	Cash Exercise Price per share	Warrants Outstanding September 30, 2020	Warrants Outstanding December 31, 2019

2020 Convertible Note warrants	$4.00	2,160,000	—
Common stock warrant (Series D-1)	$5.54	14,866	14,866
Common stock warrants (Series F)	$9.22	377,402	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	1,761,291
Private Placement Warrants	$11.50	1,658,381	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	24,172
Total		5,996,112	3,836,112

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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of September 30, 2020, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,213,026.
During the nine months ended September 30, 2020, restricted stock units were the only stock-based incentives granted under the 2018 Plan. A summary of the Company’s restricted stock unit activity under the 2018 Plan is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	2,436,968	$3.15
Granted	2,542,029	1.02
Released	(2,380,270)	2.08
Forfeited	(374,954)	2.96
Outstanding as of September 30, 2020	2,223,773	$1.89
Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 101,873 and 205,206 shares of common stock reserved for future issuances as of September 30, 2020 and December 31, 2019, respectively.
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
During the second quarter of 2020, we granted 85,996 restricted stock units to non-employee directors, each with a grant date fair value of $0.71 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 375,000 restricted stock unit awards to team members with an average grant date fair value of $0.67 per share. The awards granted to team members vest over 4 years with 25% vesting May 18, 2021, then equal quarterly installments thereafter until the final vesting period of May 18, 2024 and are subject to service conditions. We also granted 250,000 restricted stock units to a non-employee service provider that were for the satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.67.
During the third quarter of 2020, we granted 39,426 restricted stock units to non-employee directors, each with a grant date fair value of $1.28 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 12,000 restricted stock unit awards to team members with an average grant date fair value of $1.68 per share. The awards granted to team members vest over 4 years with 25% vesting May 18, 2021, then equal quarterly installments thereafter until the final vesting period of May 18, 2024 and are subject to service conditions. We also granted 155,000 restricted stock units to non-employee service providers that were for the satisfaction of legal and professional fees. The awards granted to the service providers have various vesting dates and had an average grant date fair value $1.52.
The restricted stock unit grants were valued based on the fair value of the Company's common stock on the date of grant.
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
As of September 30, 2020, the Company has not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of September 30, 2020 and December 31, 2019.
2009 Equity Incentive Plan
In 2009, the Company adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of the Company’s common stock on the date of grant, as determined by the Company’s board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of September 30, 2020 and December 31, 2019, 1,198 and 6,219 shares were unvested amounting to $1 and $3 in accrued expenses, respectively. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of the Company’s stock option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,465,450	$0.80	6.86	$771
Granted	—
Exercised	(183,753)	0.52
Forfeited	(69,869)	1.40
Outstanding as of September 30, 2020	1,211,828	$0.80	6.46	$340
Exercisable as of September 30, 2020	1,008,747	$0.75	6.28	$295
For the nine months ended September 30, 2020, the aggregate intrinsic value of options exercised was $87 and the total fair value of options vested was $98.

Stock-Based Compensation
Compensation costs that have been included on the Company’s condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements are detailed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2020	2019	2020	2019
Cost of revenues	$104	$68	$217	$106
Sales and marketing	15	30	44	14
General and administrative	1,530	492	3,168	864
Research and development	59	94	29	127
Total stock-based compensation	$1,708	$684	$3,458	$1,111
The Company recognizes forfeitures as they occur. As of September 30, 2020, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $3,234. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.6 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $111 as of September 30, 2020.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of September 30, 2020 and December 31, 2019, all of the Company’s identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
At September 30, 2020 and December 31, 2019, there is $255 recorded in accounts payable due to Nautilus Energy Management Corporation, an affiliate of a current member and former member of the Company’s board of directors.
Debt

As more fully discussed in Note 6, Debt, the Company entered into a Note and RPBLs (both defined above) with certain related parties.
13. Subsequent Events
The Company has evaluated subsequent events through November 12, 2020.
Through the date noted above, the Company sold 3,868,027 shares of common stock pursuant to its at-the-market offering for gross proceeds of $3,259. Offering costs totaled $98.

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
The related financial impact and duration cannot be reasonably estimated at this time. We implemented a work-from-home policy for our employees effective March 16, 2020 and we are taking steps to implement measures to reduce operating expenses. To that end, on March 27, 2020, the Company committed to cost reduction by furloughing 37 persons, or approximately 42% of its workforce. From March 27, 2020 to September 30, 2020, the Company had recalled five employees from furlough and eight voluntary terminated.
On April 10, 2020, the Company received loan proceeds in the amount of 2,850,336 from JPMorgan Chase, N.A. pursuant to the Paycheck Protection Program ("PPP") under the Coronavirus Aid, Relief and Economic Security Act ("CARES Act"), which was enacted on March 27, 2020. The principal amount of the PPP loan is subject to forgiveness under the PPP upon Phunware’s request to the extent that PPP loan proceeds are used to pay qualifying expenses permitted by the PPP. Although the Company currently anticipates a portion of the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven. See Item 1A. Risk Factors, in Part II of this Quarterly Report on Form 10-Q and Part I of in our Annual Report on Form 10-K filed with the SEC on March 30, 2020, for additional information.
On October 9, 2020, the Company entered into a Settlement Agreement and Mutual General Release with Uber Technologies, Inc. ("Uber") and certain other parties related to the Company's complaint against Uber, Uber's cross-complaint against the Company and Uber's amended cross-complaint against the Company and Individual Defendants. The Company will pay to Uber a total sum of $4.5 million in a series of installments beginning no later than December 31, 2020, and ending no later than September 30, 2021. Refer to Note 7 "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
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
•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization; and
•Data for data enrichment expanding connections and attributes of a Phunware ID and building custom audience for use in mobile media.
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
The following table sets forth the backlog and deferred revenue:

	September 30, 2020	December 31, 2019
	(in thousands)
Backlog	$3,391	$5,496
Deferred revenue	5,218	7,124
Total backlog and deferred revenue	$8,609	$12,620

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted gross profit (1)	$2,340	$3,294	5,460	8,839
Adjusted gross margin (1)	74.8%	58.4%	68.4%	53.7%
Adjusted EBITDA (2)	$(1,258)	$(1,521)	$(6,253)	$(7,136)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Gross profit	$2,232	$3,219	$5,226	$8,705
Add back: Amortization of intangibles	4	7	17	28
Add back: Stock-based compensation	104	68	217	106
Adjusted gross profit	$2,340	$3,294	$5,460	$8,839
Adjusted gross margin	74.8%	58.4%	68.4%	53.7%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Net loss	$(8,567)	$(2,426)	$(16,041)	$(8,987)
Add back: Depreciation and amortization	33	76	120	251
Add back: Interest expense	1,362	145	1,923	484
Add back: Income tax expense	—	—	—	5
EBITDA	(7,172)	(2,205)	(13,998)	(8,247)
Add Back: Stock-based compensation	1,708	684	3,458	1,111
Add Back: Legal settlement	4,500	—	4,500	—
Add Back: Loss on extinguishment of debt	950	—	1,031	—
Less: Fair value adjustment for warrant liabilities	(1,244)	—	(1,244)	—
Adjusted EBITDA	$(1,258)	$(1,521)	$(6,253)	$(7,136)

The above non-GAAP financial measures are inclusive of an acceleration of revenue related to a contract termination by a customer during the current quarter. Refer to Results of Operations - Net Revenues below for further discussion.
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
Operating Expenses
Our operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, commissions. Legal settlements pertaining to litigation brought as a result of the Company's operations is also included in the Company's operating expenses.
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

Our board of directors has authorized two different debt offerings allowing the Company to seek up to $20 million in each debt offering. We further have entered into certain related party bridge loans and multiple convertible note arrangements.

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

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$2,860	$5,152	$(2,292)	(44.5)%
Application transaction	270	485	(215)	(44.3)%
Net revenues	$3,130	$5,637	$(2,507)	(44.5)%
Platform subscriptions and services as a percentage of net revenues	91.4%	91.4%
Application transactions as a percentage of net revenues	8.6%	8.6%

	Nine Months Ended September 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Net Revenues
Platform subscriptions and services	$7,274	$15,065	$(7,791)	(51.7)%
Application transaction	709	1,397	(688)	(49.2)%
Net revenues	$7,983	$16,462	$(8,479)	(51.5)%
Platform subscriptions and services as a percentage of net revenues	91.1%	91.5%
Application transactions as a percentage of net revenues	8.9%	8.5%

Net revenues decreased $2.5 million, or (44.5)%, for the three months ended September 30, 2020 compared to the corresponding period in 2019. Platform subscriptions and services revenue decreased $2.3 million, or (44.5)%, driven by the completion of our statement of work with Fox Networks Group ("Fox") on September 30, 2019. Revenue from Fox was approximately $3.1 million three months ended September 30, 2019. This decrease was partially offset by an acceleration of revenue related to the termination of a customer contract which represented 21% of the Company's revenue during the period, as well as fulfillment of other customer contracts. See the subheading titled, "Concentrations of Credit Risk," in Note 1, "The Company and Basis of Presentation" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Application transaction revenue decreased $0.2 million, or (44.3)%, for the three months ended September 30, 2020, compared to the corresponding period in 2019, primarily because of decrease in app store revenue and the various decreased or ceased advertising campaigns.

Net revenues decreased $8.5 million, or (51.5)%, for the nine months ended September 30, 2020 compared to the corresponding period in 2019. Platform subscriptions and services revenue decreased $7.8 million, or (51.7)%, driven by the completion of our statement of work with Fox, as noted above. Revenue from Fox was approximately $9.5 million nine months ended September 30, 2019. This decrease was partially offset by acceleration of revenue as a result of the contract termination noted above, as well as, the fulfillment of other customer contracts.
Application transaction revenue decreased $0.7 million, or (49.2)%, for the nine months ended September 30, 2020, compared to the corresponding period in 2019, primarily because of the various decreased or ceased advertising campaigns.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$845	$2,299	$(1,454)	(63.2)%
Application transaction	53	119	(66)	(55.5)%
Total cost of revenues	$898	$2,418	$(1,520)	(62.9)%

Gross Profit
Platform subscriptions and services	2,015	$2,853	$(838)	(29.4)%
Application transaction	217	366	(149)	(40.7)%
Total gross profit	$2,232	$3,219	$(987)	(30.7)%

Gross Margin
Platform subscriptions and services	70.5%	55.4%
Application transaction	80.4%	75.5%
Total gross margin	71.3%	57.1%

	Nine Months Ended September 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Cost of Revenues
Platform subscriptions and services	$2,640	$7,407	$(4,767)	(64.4)%
Application transaction	117	350	(233)	(66.6)%
Total cost of revenues	$2,757	$7,757	$(5,000)	(64.5)%

Gross Profit
Platform subscriptions and services	4,634	$7,658	$(3,024)	(39.5)%
Application transaction	592	1,047	(455)	(43.5)%
Total gross profit	$5,226	$8,705	$(3,479)	(40.0)%

Gross Margin
Platform subscriptions and services	63.7%	50.8%
Application transaction	83.5%	74.9%
Total gross margin	65.5%	52.9%
Total gross profit decreased $1.0 million, or (30.7)% and $3.5 million, or (40.0)% for the three and nine months ended September 30, 2020, respectively, when compared to the corresponding period of 2019, due to the revenue items described above, as well as lower application transaction costs due to decreased or ceased advertising campaigns.

Operating Expenses

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$383	$705	$(322)	(45.7)%
General and administrative	4,276	3,754	522	13.9%
Research and development	572	1,052	(480)	(45.6)%
Legal Settlement	4,500	—	4,500	100.0%
Total operating expenses	$9,731	$5,511	$4,220	76.6%

	Nine Months Ended September 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Operating expenses
Sales and marketing	$1,265	$2,094	$(829)	(39.6)%
General and administrative	11,981	11,699	282	2.4%
Research and development	1,811	3,438	(1,627)	(47.3)%
Legal Settlement	4,500	—	4,500	100.0%
Total operating expenses	$19,557	$17,231	$2,326	13.5%

Sales and Marketing
Sales and marketing expense decreased $0.3 million, or (45.7)% for the three months ended September 30, 2020 compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount of $0.1 million and $0.2 million related to marketing events and travel.
Sales and marketing expense decreased $0.8 million, or (39.6)% for the nine months ended September 30, 2020 compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount of $0.4 million. Other decreases of $0.2 million due to reduction of marketing related events and expenditures and $0.2 million due to reduction in travel and consulting expense.
General and Administrative
General and administrative expense increased $0.5 million, or 13.9% for the three months ended September 30, 2020 compared to the corresponding period of 2019, due to increase of $1 million in stock-based compensation and $0.4 million in legal fees mainly related to our litigation with Uber, as described in detail in the section titled “Legal Proceedings,” in Part II, Item 1 of this Quarterly Report on Form 10-Q . These decreases were primarily offset by $0.4 million reduction in IT related expenses such as software and other miscellaneous office expenses, $0.3 million in professional and contract labor expenses and $0.2 million in settlements of accounts payable balances.
General and administrative expense increased $0.3 million, or 2.4% for the nine months ended September 30, 2020 compared to the corresponding period of 2019, due to increase of $2.3 million in stock-based compensation and $0.3 million in legal fees mainly related to our litigation with Uber. These decreases were primarily offset by $0.8 million in software and hosting expenses, $0.7 million in professional and contract labor expenses, $0.3 million for payroll and related costs due to a decrease in headcount, $0.2 million in travel expense, $0.2 million in settlements of accounts payable balances previously expensed and $0.1 million in bad debt expense.
Research and Development

Research and development expense decreased $0.5 million, or (45.6)% and $1.6 million, or (47.3)% for the three and nine months ended September 30, 2020, respectively, compared to the corresponding period of 2019, primarily due to reduced employee compensation costs as a result of lower headcount, travel expense and stock-based compensation.
Legal Settlement
Legal settlement of $4.5 million relates to the settlement of the Company's litigation with Uber as described in detail in Note 7 "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Other expense

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(in thousands)
Other expense
Interest expense	$(1,362)	$(145)	$(1,217)	839.3%
Loss on extinguishment of debt	(950)	—	(950)	100.0%
Fair value adjustment for warrant liabilities	1,244	—	1,244	100.0%
Other income (expense)	—	11	(11)	(100.0)%
Total other expense	$(1,068)	$(134)	$(934)	697.0%

	Nine Months Ended September 30, 2020		Change
	2020	2019	Amount	%
	(in thousands)
Other expense
Interest expense	$(1,923)	$(484)	$(1,439)	297.3%
Loss on extinguishment of debt	(1,031)	—	(1,031)	100.0%
Fair value adjustment for warrant liabilities	1,244	—	1,244	100.0%
Other income (expense)	—	28	(28)	(100.0)%
Total other expense	$(1,710)	$(456)	$(1,254)	275.0%

Other expense increased $0.9 million and $1.3 million for the three and nine months ended September 30, 2020, respectively, when compared to the corresponding period of 2019, primarily due to losses on extinguishment of debt and interest related to our debt borrowings as further described in Note 6 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. This is partially offset by gain in fair value adjustment for warrant liabilities and by a lower amount of financing used, and corresponding interest under our factoring financing arrangement.
Liquidity and Capital Resources
As of September 30, 2020, we held total cash (including restricted cash) of $1.2 million, of which over 99% of our cash was held in the United States.
In April 2019, the Company’s board of directors authorized the issuance of $20 million of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum and mature on June 3, 2024. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Convertible Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares. The Company has one Convertible Note with a balance outstanding of $250 thousand as of September 30, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Convertible Notes.
In October 2019, the Company’s board of directors authorized the issuance of $20 million of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. During the term of the Notes, the Company will maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. The Notes have a balance outstanding of $905 thousand as of September 30, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Notes.

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
On March 19, 2020, the Company entered into a Securities Purchase Agreement for the sale of a Senior Convertible Note with an institutional investor with a principal amount of $3.0 million (the “Senior Convertible Note”) for a cash purchase price of approximately $2.8 million (reflecting an original issue discount of $0.2 million) in a private placement that closed on March 20, 2020. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2.4 million. In addition, we granted the noteholder participation rights in future equity and equity-linked offerings of securities during the two years after the closing in an amount of up to 30% of the securities being sold in such offerings. The Senior Convertible Note was redeemed for cash and paid in full with the issuance of the 2020 Convertible Notes on July 15, 2020. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Senior Convertible Notes.
On April 10, 2020, the Company received loan proceeds in the amount of $2.85 million from JPMorgan Chase, N.A. pursuant to the PPP ("PPP Loan") under the CARES Act. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by the Company at any time prior to the maturity with no prepayment penalties. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the PPP Loan.
On July 15, 2020, the Company issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. As noted above, the Company repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on the Senior Convertible Note issued on March 20, 2020 to the same investor. After the payoff of the Senior Convertible Note and deducting transaction costs, aggregate net cash proceeds to the Company was $1,751. On the same date, the Company issued a Series B Senior Secured Convertible Note (a “Series B Note,” and together with the Series A Note, the “2020 Convertible Notes”) to the same investor which the noteholder paid for by delivering an offsetting secured promissory note (the “Investor Note”). On September 15, 2020, the Company exercised its right under the Investor Note to require a mandatory prepayment of the Investor Note of $1,000, which the Company received in cash. The Series A Note and outstanding balance on the Series B Note each bear interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021. Refer to Note 6 “Debt” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the 2020 Convertible Notes.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2020	2019	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(6,515)	$(5,899)	$(616)	10.4%
Net cash provided by investing activities	—	70	(70)	(100.0)%
Net cash provided by (used in) financing activities	7,417	(409)	7,826	(1,913.4)%

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
We utilized $6.5 million of cash from operating activities during the nine months ended September 30, 2020, primarily resulting from a net loss of $16.0 million, as adjusted $3.5 million for stock-based compensation, $1.2 million for amortization of debt discount and deferred financing costs, $1.2 million for gain on the change in fair value of warrants and $1.0 million for loss on extinguishment of debt. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $0.5 million from an increase in accounts payable, $1.3 million from an increase in accrued expenses, $4.5 million from an increase in legal settlement accrual, $0.6 million from an increase in account receivable, $(1.9) million from an decrease in deferred revenue and $(0.1) million from an decrease in prepaid and other assets.
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

Investing Activities
Investing activities for the nine months ended September 30, 2019 consisted of the sale of digital currencies received for warrant exercises.

Financing Activities
Our financing activities during the nine months ended September 30, 2020 consisted of proceeds from various debt borrowings offset by net repayments on our financing factoring agreement. We acquired $7.4 million of cash from financing activities, as a result of $10.8 million from new issuances of debt (inclusive of $0.6 million from related parties) and $1.3 million from our at-the-market offering of common stock. These sources of financing were partially offset of $4.1 million of payments on debt (inclusive of $0.2 million to related parties), $0.6 million in net repayments on our factoring financing agreement. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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

Off-Balance Sheet Arrangements
During the periods ended September 30, 2020 and December 31, 2019, the Company did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Except for the changes described in Note 2, "Significant Accounting Policies," in the notes to our condensed consolidated financial statements related to the issuance of the Senior Convertible Note and 2020 Convertible Notes and the adoption of ASU 2017-04, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 30, 2020 for the year ended December 31, 2019, as supplemented by the "Risk Factors" section in our prospectus filed with the SEC on January 10, 2020 (as amended and/or supplemented to date) and September 4, 2020 (as amended an/or supplemented to date) and the information set forth below. An investment in our securities involves a high degree of risk. The risks and uncertainties described below and within our Form 10-K for the year ended December 31, 2019 and the prospectuses are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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
A substantial number of shares of our common stock may be issued pursuant to the conversion terms of the 2020 Convertible Notes and exercise of the warrant, which could cause the price of our common stock to decline.
The 2020 Convertible Notes are immediately convertible into shares of our common stock at an initial conversion price of $3.00 per share. The noteholder may also exercise the warrant in connection therewith in full for 2,160,000 shares (without taking into account the limitations on the conversion of the 2020 Convertible Notes and exercise of the warrant). The issuance of these shares would dilute our other equity holders, which could cause the price of our common stock to decline.
Sales of substantial amounts of our common stock by selling stockholders, or the perception that such sales could occur, could adversely affect the price of our common stock.
The sale by selling stockholders of a significant number of shares of common stock could have a material adverse effect on the market price of our common stock. In addition, the perception in the public markets that selling stockholders may sell all or a portion of their shares as a result of the registration of such shares for resale could also in and of itself have a material adverse effect on the market price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.
The requirement that we repay the 2020 Convertible Notes and interest thereon in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.
We are required to make monthly installment payments to the noteholder to repay principal amounts outstanding under the 2020 Convertible Notes and interest thereon in cash. These obligations could have important consequences on our business. In particular, they could:
•limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
• increase our vulnerability to general adverse economic and industry conditions; and

•place us at a competitive disadvantage compared to our competitors.
No assurances can be given that we will be successful in making the required payments under the 2020 Convertible Notes. If we are unable to make the required cash payments, there could be a default under the 2020 Convertible Notes. In such event, or if a default otherwise occurs under the 2020 Convertible Notes, including as a result of our failure to comply with the financial or other covenants contained therein, the holders of the 2020 Convertible Notes could require us to immediately repay 115% of the outstanding principal and interest on the 2020 Convertible Notes or an amount equal to the market value of the shares of our common stock underlying the 2020 Convertible Notes, as determined in accordance with the 2020 Convertible Notes, in cash, if greater.
Restrictive covenants under the 2020 Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
The 2020 Convertible Notes contain a number of affirmative and negative covenants regarding the incurrence of certain indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect to dividends, distributions or redemptions, and the transfer of assets among other matters. We are also subject to a financial covenant that requires us to maintain available cash in the amount of $500,000 at the end of each figure quarter, subject to a right of cure.
Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.
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

10.11
At-The-Market Issuance Sales Agreement, by and between Phunware, Inc. and H.C. Ascendiant Capital Markets, LLC, dated August 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on August 14, 2020).

10.12*	Settlement Agreement and Mutual General Release, dated October 9, 2020, between the Company, Uber Technologies, Inc., and certain Individual Defendants.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
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

November 12, 2020	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)