Form 10-K
period 2020-12-31
Phunware, Inc.
filed 2021-03-31
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-1205798
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd, Suite 230-S Austin, TX	78757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code 512-693-4199
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $44,457,382 as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of March 23, 2021, 71,211,399 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Annual Report on Form 10-K are incorporated by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant's fiscal year ended December 31, 2020. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the definitive proxy statement is not deemed to be filed as part hereof.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS
Below is a summary of the principal factors that could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the Securities and Exchange Commission ("SEC") before making an investment decision regarding our common stock.

Risks Related to Our Business, Operations and Industry

•Our revenue has declined, we have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
•The novel coronavirus (“COVID-19”) outbreak could adversely affect our business, operating results, cash flow and financial condition.
•Our recent reductions in workforce may prevent us from executing initiatives to improve the performance of our business effectively or at all.
•We have a concentration of sales with a key customer.
•Goodwill comprises a significant portion of our total assets.
•Current and future litigation could adversely affect us.
•Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology offerings and services in response to ongoing market changes.
•The actual market for our solutions could be significantly smaller than estimates.
•Our profitability could suffer if we are not able to manage large and complex projects and complete fixed price, fixed timeframe contracts on budget and on time.
•Future acquisitions could disrupt our business and may divert management’s attention and, if unsuccessful, harm our business.
•We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.
•Our technology offerings and services could infringe upon the intellectual property rights of others.
•If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.
•Our global operations are subject to complex risks, some of which might be beyond our control.
•Because we recognize revenue from application development services as those obligations are transferred to customers and platform subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.
•The length and unpredictability of the sales cycle for our technology offerings and services could delay new sales and cause our revenue and cash flows for any given quarter to fail to meet our projections or market expectations.
•If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which could cause our revenue and business to suffer.
•Any inability to deliver successful mobile advertising campaigns due to technological challenges or an inability to persuasively demonstrate success will prevent us from growing or retaining our current advertiser base.
•Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
•Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.
•Our business is subject to the risks of natural disasters, public health crises, political crises and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility

•A substantial number of shares of our common stock may be issued pursuant to the terms of our outstanding convertible notes and the exercise of a warrant issued in connection therewith.
•Restrictive covenants under the terms of our outstanding convertible notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
•The price of our common stock and warrants has been, and may continue to be, volatile.

•Our executive officers and directors collectively beneficially own approximately 12% of the outstanding shares of our common stock and continue to have substantial control over the Company.
•If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.
•We do not currently intend to pay dividends on our common stock.
•Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
•Our certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provide that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Risks Related to our Token Offerings and Digital Currencies

•We have raised capital to fund a token generation event. There can be no assurance that tokens or digital currency will ever be issued and, any significant difficulties we may experience with the offerings could result in claims against us.
•Because there has been limited precedence set for the accounting of digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.
•The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
•Because our tokens and/or digital currency will be a digital asset built and transacted initially on top of existing third-party blockchain technology, we will be reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.
•The development and operation of the Token Ecosystem will likely require technology and intellectual property rights.
•The PhunCoin Token Ecosystem is designed to distribute PhunCoin or Phun to consumers in exchange for their agreement to provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.
•The Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of PhunCoin. If Token Ecosystem’s security is compromised or if the Token Ecosystem is subjected to attacks that frustrate or thwart our users’ ability to access the Token Ecosystem, their PhunCoin or the Token Ecosystem products and services, users may cut back on or stop using the Token Ecosystem altogether, which could seriously curtail the utilization of PhunCoin.
•The Token Ecosystem is susceptible to mining attacks.
•There is no existing trading market for our PhunCoin.
•The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens or digital currency.
•The prices of blockchain assets are extremely volatile. Fluctuations in the price of digital assets and/or waning interest of investors in the cryptocurrency industry could materially and adversely affect our business.

PART I
Item 1. Business.
Development of the Company and Business Combination
Phunware, Inc. (the "Company", "we", "us" or "our") was founded in 2009 and is incorporated in the state of Delaware.
On February 27, 2018, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Stellar Acquisition III, Inc. (“Stellar”). On December 26, 2018, Stellar, a Republic of the Marshall Islands corporation incorporated in December 2015, deregistered as a corporation in the Republic of the Marshall Islands and domesticated as a corporation incorporated under the laws of the State of Delaware upon the filing with and acceptance by the Secretary of State of Delaware of the certificate of domestication in accordance with Section 388 of the Delaware General Corporation Law (the “Domestication”). Upon the effectiveness of the Domestication, Stellar became a Delaware corporation and, upon the consummation of the Business Combination (as defined below), Stellar changed its corporate name to “Phunware, Inc.” (the “Successor”) and all outstanding securities of Stellar (Successor) were deemed to constitute outstanding securities of the Company. Also on December 26, 2018, STLR Merger Subsidiary Inc., a wholly-owned subsidiary of Stellar (“Merger Sub”), merged with and into the Company, with the Company surviving the merger (the “Merger”) and becoming a wholly-owned subsidiary of the Successor (the “Business Combination”). Upon the consummation of the Business Combination, the Company (which became the wholly-owned subsidiary of the Successor), changed its corporate name to “Phunware OpCo, Inc.” As of the open of trading on December 28, 2018, the common stock and warrants of the registrant began trading on the Nasdaq Capital Market as “PHUN” and “PHUNW,” respectively.
There was no accounting effect or change in the carrying amount of the consolidated assets and liabilities as a result of the Domestication. The Business Combination is accounted for as a reverse merger and recapitalization in accordance with generally accepted accounting principles ("GAAP") in the United States. Accordingly, Stellar is the legal acquirer and Phunware is the accounting acquirer and predecessor. As such, our historical financial statements reflect the financial position, results of operations and cash flows of Phunware. Inc., and the cash proceeds of $0.4 million (less transaction costs paid at closing) obtained from Stellar in the Business Combination is reflected as a capital infusion. Furthermore, the historical capitalization of Phunware, Inc, immediately before the Business Combination was adjusted based on the exchange ratio of 0.459 Successor shares for every one share of Phunware, Inc. capital stock.

Overview of Business
We are a provider of the Multiscreen-as-a-Service (“MaaS”) platform, a fully integrated enterprise cloud platform for mobile that provides companies the services, products, and solutions necessary to engage, manage and monetize their mobile application portfolios and audiences at scale. According to eMarketer, in 2020 adults in the U.S. spent more than four hours daily on mobile internet, of which approximately 90% of that time was spent in mobile apps (versus mobile web). Given this reality, we believe brands must establish a strong identity on mobile, especially on devices and platforms specific to the Apple iOS and Google Android operating systems and ecosystems. Phunware helps brands define, create, launch, promote, monetize and scale their mobile identities as a means to anchor the consumer journey and improve brand interactions. Our MaaS platform provides the entire mobile lifecycle of applications through one procurement relationship.
Our MaaS platform allows for the licensing and creation of category-defining mobile experiences for brands and their application users worldwide. Since our founding in 2009, we have amassed a database of proprietary Phunware IDs. Phunware IDs are unique identifiers assigned to a mobile device when it becomes first visible across our network of mobile application portfolios. We measure and accumulate Phunware IDs through queries that count unique devices that access our mobile application portfolio across our network of mobile applications that we have developed and/or support. The data collected from our Phunware IDs contributes to our application transaction revenue product line by helping companies and brands boost campaign performance, target high-value users, maximize conversions and optimize spend.
Business Model
Our business model includes a combination of service, subscription and media transaction offerings that enable customers to engage, manage and monetize their mobile application portfolios throughout the mobile application lifecycle, which occurs in four phases:

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
Our product and service offerings include cloud-based recurring software license subscriptions, with terms ranging from one to three years, application development and support services, and application transaction-based media.

Although a majority of our product and service offerings have been sold utilizing an internal sales team, we have also sold our product and service offerings through various channel partners. We continue to invest in these channel sales relationships.

Our Products and Services
Our mobile software subscriptions and services and application transaction solutions include the following:

•Cloud-based mobile software licenses in software development kits (“SDKs”) form utilized inside mobile applications for the following:
•Analytics (SDK that provides data related to application use and engagement);
•Content Management (SDK that allows application admins to create and manage app content in a cloud-based portal);
•Alerts, Notifications & Messaging (SDK that enables brands to send messages to app users through the app);
•Marketing Automation (SDK that enables location-triggered messages and workflow);
•Advertising (SDK that enables in-app audience monetization); and
•Location-Based Services (module that include mapping, navigation, wayfinding, workflow, asset management and policy enforcement);
•Integration of our SDK licenses into existing applications maintained by our customers, as well as custom application development and support services;

•Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals; and applications; and

•Application transactions, including re-occurring and one-time transactional media purchases for application discovery, user acquisition and audience building, audience engagement and audience monetization.

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
Results-driven culture: Our employees are granted restricted stock units upon hire and are encouraged to think of Phunware as a company they own rather than a company for which they work. We also promote from within to reward top performers and encourage leadership development. The result is an employee base singularly focused on solving problems and driving results.
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
Our Growth Strategy
Key elements of our growth strategy include:
Expand mobile products and services. Mobile applications and in-application advertising media are among the fastest-growing and complex technology markets. We have made significant investments in research and development and plan to continue extending the functionality and breadth of our applications in the future, including, but not limited to, our Smart Campus, Smart City and Smart Workplace solutions.
Deepen existing customer relationships. We believe that we are well positioned to identify new opportunities or enhance existing services and solutions within our existing customer base. We expect to create cross and upsell opportunities as our customers seek to deepen their approach to mobile application lifecycle management.
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
Continue to grow our customer base through targeted marketing and outreach. We intend to continue to opportunistically expand. Top expansion targets include entertainment, healthcare, retail and real estate — all verticals that benefit from our integrated solutions, comprehensive lifecycle approach and ability to engage users in both digital and physical worlds.
Add new capabilities and geographic regions through strategic acquisition. We operate in a fragmented market that offers significant consolidation opportunities. We plan to to continue to evaluate strategic acquisitions and partnerships that enhance our capabilities and expand our geographic footprint, both domestically and internationally.
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
Our Customers
Our target customers are companies that are looking to enact digital transformation in their business — whether it is retail, healthcare, entertainment, real estate, smart living and workspaces or any other industry. We provide technology and solutions to support these organizations through every stage of the mobile application lifecycle.
We believe the multi-year contractual nature of our software and managed services provides revenue visibility. Our subscription and service agreements with our customers consist of terms relating to length of agreement (for subscriptions and application support), payment, liability, performance, cancellation and termination, confidentiality, and indemnification obligations, among other provisions. All of these agreements contain terms of service that are generally consistent across our customers. Our subscription and service agreements generally do not impose obligation upon us, such as exclusivity or other terms.
Our application transaction agreements, also known as insertion orders, are, for the most part, governed by the standard terms and conditions from the Interactive Advertising Bureau’s (“IAB”) Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less ("IAB Terms"). The IAB Terms provide that in the event that payments are not paid to the agency, then the media company, or us, agrees to hold the advertiser solely liable. We view the agreements as contracts that ordinarily accompany the business conducted by Phunware and, because of the lack of any commitments to provide a certain amount of business, we are not substantially dependent on the agreements.
Concentration of Major Customers
During the year ended December 31, 2020, one major customer accounted for approximately 32% of our net revenue. During the year ended December 31, 2019, much of our sales were concentrated with Fox Networks Group (“Fox”), which accounted for 50% of our net revenue. As with our other subscriptions and services customers, our contractual arrangements with Fox were governed by standard terms of service and statements of work.
We completed our contractual obligations under our statement of work with Fox as of September 30, 2019. While the underlying master services agreement with Fox (setting forth general terms and conditions) remains in place, we do not have any currently active statements of work with Fox.

Sales and Marketing
Our internal salesforce is focused on direct sales opportunities for our platform subscription and services and application transaction product lines. They are experienced across all verticals in which we serve and can assist small, mid-sized and large organizations. Our channel sales function works with our channel partners to identify sales opportunities, as well as identify new channel partner relationships. Our marketing efforts focus on building brand reputation, expanding market awareness, driving customer demand and enabling our sales team.
During our sales cycle, our sales organization is supported by our customer solutions team, which has deep technical expertise. Once contracted, our program management team collaborates with customers to ensure timely deliverables of contracted licenses and services. Post implementation, customers are supported post-sale by our customer success function managed within our program management team. Our sales cycle can range many months for large organizations.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality into our solutions. Our research and development efforts are focused on improving and enhancing our existing service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions. Performance, security, functional depth and breadth, and usability of our solutions drive our technology decisions and product development. Research and development expenses were $2.6 million and $4.3 million for the fiscal years ended December 31, 2020 and 2019, respectively.

PhunCoin and Phun
Our product research and development team is continuing our vision of a future in which consumers own, control and are rewarded for the use of their personal data and information. In 2019, we launched a dual token structure in conjunction with the commencement of the offering Phun token to interested parties outside the United States and Canada. In 2018, we began offering rights to future issuances of PhunCoin. The dual-token economy both empowers consumers and re-imagines how brands engage with audiences by creating a blockchain-enabled data exchange (the “Token Ecosystem”) that recognizes the value of data and engagement. PhunCoin is intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data. Phun is intended to act as the “Value of Engagement” that empowers consumers to monetize their digital activity and the data they share with brands. To date, we have not sold any Phun. We have sold rights to the future issuances of PhunCoin, although we currently do anticipate generating additional funds from sales of PhunCoin rights. To date, we have not issued any PhunCoins pursuant to the rights offering.
A multidisciplinary team (design engineering, quality assurance, and product) is actively developing all aspects of the Token Ecosystem for iOS and Android. In addition, PhunCoin wallet development, enhanced token management capabilities and additional securities features are being implemented. We are planning for future enhancements of the Token Ecosystem in 2021; however, there can be no assurance as to when (or if) we will be able to successfully launch the Token Ecosystem.
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
We compete primarily with companies offering cloud-based software solutions for location-based services, mobile marketing automation, content management, analytics and audience monetization, as well as data and campaign management for audience building and engagement. We also sometimes compete with application development agencies, in-house mobile teams and products developed by software providers that allow customers to build and scale new mobile applications. Our competitors include Airship, Apadmi, Appcelerator, Mutual Mobile, Pointr, Purple and many more.

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
Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business including, but not limited to, privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, and other communications, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance and securities law compliance. In particular, we are subject to federal, state, and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation, and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate, and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. The Brazilian General Data Protection Law will impose requirements similar to GDPR on products and services offered to users in Brazil, effective in August 2020. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
New laws enacted by government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated civil and criminal liability or penalties (including substantial monetary remedies), interrupt or require us to change our business practices in a manner materially adverse to our business, divert resources and the attention of management from our business or subject us to other remedies that adversely affect our business.
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
In the United States, we have 17 patents issued and 4 non-provisional patent applications. The issued patents expire between the years 2027 and 2036. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot assure you that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, if we expand international operations, an effective patent, copyright, trademark, and trade secret protections may not be available or may be limited in foreign countries.
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
Employees
We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2020, we had 58 employees, including 33 software developers, engineers, QA engineers and product managers. We employed a sales and marketing force of approximately 9 professionals. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.
Corporate Information
Our principal executive offices are located at 7800 Shoal Creek Boulevard, Suite 230-South, Austin, Texas 78757, and our telephone number is (512) 693-4199. Our website is https://www.phunware.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our investor relations section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Phunware, that can be filed electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors.
Risk Factors
An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including our consolidated financial statements and related notes, before deciding to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
Risks Related to Our Business, Operations and Industry
Our revenue has declined, we have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2020 and December 31, 2019. These losses were due to both a reduction in revenue in 2019 and 2020, as compared to previous years, and the substantial investments we made to build our products and services, grow and maintain our business and acquire customers. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and build our brand. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.
The novel coronavirus (“COVID-19”) outbreak could adversely affect our business, operating results, cash flow and financial condition.
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
The extent to which COVID-19 ultimately impacts our business, results of operations, cash flow and financial condition will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and when and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our business, results of operations, cash flows and financial position cannot be reasonably estimated at this time.
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
During the year ended December 31, 2020, one major customer accounted for approximately 32% of our net revenue During the year ended December 31, 2019, our sales were concentrated with Fox Networks Group (“Fox”), which accounted for 50% of our net sales.

Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations, financial condition and our future operating results.
The carrying value of our goodwill was $25.9 million, or approximately 81% of our total assets, as of December 31, 2020. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value.
We completed our annual goodwill impairment analysis as of September 30, 2020, and we concluded an impairment of goodwill was not necessary. We further updated this analysis at December 31, 2020 and concluded an impairment was not necessary as of this date, as well.
Goodwill impairment analysis and measurement is a process that requires significant judgment. Several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

(i)
A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of any of our reporting units below its carrying value.

(ii)
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
We, along with our executive officers and former and current board members, are parties to legal proceedings with Wild Basin Investments, LLC as further described on our Current Report on Form 8-K filed with the SEC on January 10, 2020. We, along with our officers and directors, may also become subject to other legal proceedings in our ordinary course of business. We cannot predict with certainty the outcome of this legal proceeding. The outcome of this or future legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty, or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, and require an inordinate amount of our management’s time and attention. An adverse ruling with respect to our current or any other litigation could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results. Moreover, as more fully described in Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, in October 2020 the Company, including our Chief Executive Officer, settled its ongoing lawsuit with Uber Technologies, Inc. We must make total settlement payments to Uber of $4.5 million over the course of three equal installments with the final installment due September 30, 2021. These settlement payments will divert cash resources and could adversely impact our business, results of operations and financial condition.
Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology offerings and services in response to ongoing market changes.
The collaboration and technology solutions business and markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our success depends on our ability to continue to develop and implement technology offerings and services that anticipate or timely respond to rapid and continuing changes in technology and industry developments and offerings by new technology providers to serve the evolving needs of our customers. Examples of areas of significant change in the industry include cloud, software defined infrastructure, virtualization, security, mobility, data analytics and IoT, the continued shift from maintenance to managed services and ultimately to cloud based services, as-a-service solutions, security and information technology automation. In addition, enterprises are continuing to shift from on-premise, hardware infrastructure to software centric hosted solutions. Technological developments such as these may materially affect the cost and use of technology and services by our customers and could affect the nature of how our revenue is generated. These technologies and others that may emerge, could reduce and, over time, replace some of our current business. In addition, customers may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate new technologies. If we do not sufficiently invest in new technology, industry developments and our personnel, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our technology offerings and services, our results of operations and our ability to develop and maintain a competitive advantage and growth could be negatively affected.
In addition, if we are unable to keep up with changes in technology and new hardware, software and services offerings, for example, by providing the appropriate training to our customer solutions team, sales directors, program management team, channel partners and software development and product engineers to enable them to effectively sell and deliver such new offerings to customers, our business, results of operations, or financial condition could be adversely affected.
If we are unable to expand or renew sales to existing customers, or attract new customers, our growth could be slower than expected and our business may be harmed.
Our future growth depends upon expanding sales and renewals of our technology offerings and services with existing customers. Our customers may not purchase our technology offerings and services, or our customers may reduce their purchase rate of services, if we do not demonstrate the value proposition for their investment and we may not be able to replace existing customers with new customers. In addition, our customers may not renew their contracts with us on the same terms, or at all, because of dissatisfaction with our product or service offerings. If our customers do not renew their contracts, our revenue may grow more slowly than expected, may not grow at all, or may decline.
Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire and sales personnel may not become fully productive on the timelines that we have projected, or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts will increase sales to existing customers or generate additional revenue. If our efforts to upsell to our customers are not successful, our future growth may grow more slowly than expected, may not grow at all, or may decline.
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
We are continually focusing on measures intended to further improve cost efficiency. We may be unable to realize all expected cost savings in connection with these efforts within the expected time frame, or at all, and we may incur additional and/or unexpected costs to realize them. Further, we may not be able to sustain any achieved savings in the future. Future results will depend on the success of these efforts.
If we are unable to control costs, our operating margins could decrease and we may incur additional losses. Our future profitability will depend on our ability to manage costs or increase productivity. An inability to effectively manage costs could adversely impact our business, results of operations or financial condition.
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
We continue to invest in new services and technologies, including adding additional vertical solutions to our product offerings and blockchain. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our customers may not adopt these solutions widely, which could prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they may rely on third-party technology, software, services and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations, or financial condition.
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
For example, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, companies will be required to recognize all leases on their balance sheets by recording a lessee’s rights and obligations. When the rules are effective, we will be required to account for the leases as assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. We plan to implement this guidance the first quarter of our fiscal year 2021 on a modified retrospective basis. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics, as well as third-party financial models regarding our financial condition.
To adopt new standards, we may have to implement new modules in our accounting system, hire consultants and increase our spending on audit fees, thereby increasing our general and administrative expense. Any difficulties in implementing changes in accounting standards or adequately accounting after adoption could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union’s GDPR and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based product offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the healthcare industry we serve. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.
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
The services we provide are often critical to our customers’ businesses. Certain of our customer contracts require us to comply with security obligations including maintaining network security and backup data, ensuring our network is virus free, maintaining business continuity planning procedures and ensuring our employees conduct their job functions with the a high level of integrity. Any failure in a customer’s system, failure of our data center, cloud or other offerings, or breach of security relating to the services we provide to the customer could damage our reputation or result in a claim for substantial damages against us. Any significant failure of our equipment or systems, or any major disruption to basic infrastructure in the locations in which we operate, such as power and telecommunications, could impede our ability to provide services to our customers, have a negative impact on our reputation, cause us to lose customers and adversely affect our results of operations.
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
If we are unable to collect our receivables from, or bill our unbilled services to, our customers, our business, results of operations or financial condition could be adversely affected.
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
Labor related costs represent a significant portion of our expenses. An increase in labor costs, for example, as a result of increased competition for skilled labor, or employee benefit costs, such as health care costs or otherwise, could adversely impact our business, results of operations or financial condition.
Our global operations are subject to complex risks, some of which might be beyond our control.
Although international revenue currently represents a small portion of our revenue, our business from outside of the United States may expand in the future as we expand our international presence, including but not limited to our subscription, application transaction, services and digital currency offerings. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. We may also face difficulties integrating any new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations, or financial condition could be adversely affected.
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
Our business relies on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media partners to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Both governmental and industry self-regulatory bodies have increased their scrutiny and awareness of and have taken recent actions to address, advertising fraud and other malicious activity. While we routinely review the campaign performance,, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business could suffer.
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
Although the data we collect does not enable us to determine the actual identity of any individual, our customers or end users might decide not to allow us to collect some or all of the data or might limit our use of it. For example, a digital media partner might not agree to provide us with data generated by interactions with the content on its apps, or device users might not consent to share their information about device usage. Any limitation on our ability to collect data about user behavior and interaction with content could make it more difficult for us to deliver effective advertising programs that meet the demands of our customers. This in turn could harm our revenue and impair our business.
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
The regulatory framework for privacy issues is evolving worldwide. It is possible that new laws and regulations will be adopted in the United States and internationally, or existing laws and regulations may be interpreted in new ways, that could affect our business, particularly with regard to collection or use of data to target ads and communication with consumers and the international transfer of data from Europe to the U.S. In particular, the GDPR extends the jurisdictional scope of European data protection law. As a result, we are subject to the GDPR when we provide our targeting services in Europe. The GDPR imposes stricter data protection requirements that may necessitate changes to our services and business practices. Potential penalties for non-compliance with the GDPR include administrative fines of up to 4% of annual worldwide revenue.
While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geo-location information and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data and certain regulators have advocated for including IP addresses, GPS-level geolocation data and unique device identifiers as personal data. Moreover, with the effectiveness of the CCPA in California on January 1, 2020, the use of geo-location gathering in California should be approached with care to ensure compliance. Furthermore, the GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.
Evolving definitions of personal data within the United States, European Union and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geo-location data and other such information, may cause us to change our business practices, diminish the quality of our data and the value of our solution and hamper our ability to expand our offerings.
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
We are generally subject to income taxes in the United States. We use significant judgment in evaluating our worldwide income-tax provision. During the ordinary course of business, we conduct many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income-tax provisions and accruals. The results of an audit or litigation could have a material effect on our operating results or cash flows in the period or periods for which that determination is made.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with the Business Combination. At December 31, 2020, we had federal net operating loss carryforwards of approximately $126.3 million, of which $40.6 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2020, we had state and local net operating loss carryforwards of approximately $60.9 million, with the majority beginning to expire in 2030 if not utilized.
We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2020. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
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
It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our common stock on the Nasdaq Capital Market.
We may be unable to attract and retain qualified officers, directors and members of board committees required for publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. The perceived increased personal risk may deter qualified individuals from accepting these roles. Further, applicable rules and regulations of the SEC and Nasdaq Capital Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq Capital Market could be adversely affected.
The requirements of being a public company may strain our systems and resources, divert management’s attention and be costly.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of Nasdaq Capital Market. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, will make some activities more difficult, time consuming and costly and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations.
We are required to maintain various other control and business systems related to our equity, finance, treasury, information technology, other recordkeeping systems and other operations. As a result of these maintenance obligations, management’s attention may be diverted from other business concerns, which could adversely affect our business. Furthermore, we supplement our internal team with third party software and system providers to support our reporting obligations to achieve effective internal controls.

To the extent we do not sufficiently manage third party service providers, and they fail to provide us with adequate service, we may not effectively manage our future growth which may result in ineffective internal controls over financial reporting and an increased cost of compliance. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
In addition, compliance with new laws, rules and regulations would make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain appropriate levels of coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly members to serve on our audit committee.
As a result of disclosure of information in this Annual Report and in other filings required of a public company, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation by third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the time and resources of our management and adversely affect our business and results of operations.
We are an “emerging growth company” and a "smaller reporting company" and, because we have opted to use the reduced reporting requirements available to us, this may make our common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act and a "smaller reporting company". For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. As permitted under the JOBS Act, we have irrevocably elected to delay adopting new or revised accounting standards until such time as those standards apply to private companies, unless an early adoption provision is available to private companies. We will cease being an emerging growth company on December 31, 2021.
Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company which would allow us to take advantage of many of the same exemptions from disclosure requirements including reduced disclosure obligations regarding to executive compensation in our period reports and proxy statements and we also may still qualify as a "non-accelerated filer" which provides for exemption from compliance with auditor attestation requirements of Section 404.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, hurricane, mudslides, fire, flood, snow, ice or extreme temperatures could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have an office and at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and ad operations work is located in California. We also have corporate offices in Texas and Florida, both of which are susceptible to floods, hurricanes and extreme temperatures. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas or Florida. In late 2019, a strain of the coronavirus was reported to have surfaced and spread to the United States. The full extent to which COVID-19 may impact our results is unknown. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.
Risks Related to Capitalization Matters, Corporate Governance and Market Volatility
A substantial number of shares of our common stock may be issued pursuant to the terms of our 2020 Convertible Notes and the exercise of the warrant, which could cause the price of our common stock to decline.
On July 15, 2020 we issued a Series A Senior Convertible Note (a "Series A Note") and a Series B Senior Convertible Note (a "Series B Note," and together with the Series A Note, the "2020 Convertible Notes") to an institutional investor. As of December 31, 2020, the principal amount owed under the 2020 Convertible Notes was $6.1 million.
The 2020 Convertible Notes are convertible into shares of our common stock at a conversion price of $2.25 per share, after taking into account an adjustment to the conversion price relating to our public offering of common stock that closed in February 2021. The noteholder may also exercise the warrant in connection therewith in full for 2,160,000 shares (without taking into account the limitations on the conversion of the 2020 Convertible Notes and exercise of the warrant) at an exercise price of $2.25 per share. The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline.
Restrictive covenants under the 2020 Convertible Notes could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.
The 2020 Convertible Notes and related ancillary agreements contain a number of affirmative and negative covenants regarding the incurrence of certain indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect to dividends, distributions or redemptions, and the transfer of assets among other matters. We are also subject to a financial covenant that requires us to maintain available cash in the amount of $500,000 at the end of each figure quarter, subject to a right of cure.
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

On April 10, 2020, we received a loan under the PPP, which was established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), in the aggregate principal amount of approximately $2.85 million. Pursuant to the CARES Act, we may apply for and be granted forgiveness for all or a portion of the PPP loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for qualifying expenses, which include payroll costs, rent, and utility costs over the allowable measurement period following receipt of the loan proceeds.

In addition to changes enacted by the U.S. Congress, the Small Business Administration (“SBA”) continues to develop and issue new and updated guidance regarding the PPP loan application process, including guidance regarding required borrower certifications and requirements for forgiveness of loans made under the program. We continue to track the guidance as it is released and assess and re-assess various aspects of its application as necessary based on the guidance. However, given the evolving nature of the guidance and based on our projected ability to use the loan proceeds for qualifying expenses, we cannot give any assurance that the PPP loan will be forgiven in whole or in part, as anticipated.
Additionally, the PPP loan application required us to certify that the current economic uncertainty made the PPP loan request necessary to support our ongoing operations. While we made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP loan and that our receipt of the PPP loan is consistent with the broad objectives of the PPP of the CARES Act, the certification described above does not contain any objective criteria and is subject to interpretation. In addition, the SBA has stated that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that we satisfied all eligibility requirements for the PPP loan, we are found to have been ineligible to have received the PPP loan or in violation of any of the laws or regulations that apply to us in connection with the PPP loan, including the False Claims Act, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP loan. In the event that we seek forgiveness of all or a portion of the PPP loan, we will also be required to make certain certifications which will be subject to audit and review by governmental entities and could subject us to significant penalties and liabilities if found to be inaccurate. In addition, our receipt of the PPP loan may result in adverse publicity and damage to our reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could harm our business, results of operations and financial condition.
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
Furthermore, the trading price of our Common Stock has recently increased significantly. From January 4, 2021 through March 23, 2021 the last reporting closing price of our Common Stock on the Nasdaq Capital Market has ranged from a low of $1.11 per share to a high of $3.04 per share. We believe the increase in the trading price and price range of our Common Stock may be the result of a number of factors outside our control. The recent increase in the trading price of our Common Stock may not be sustained. In the event of a rapid decrease in the trading price of our Common Stock, investors could lose a significant portion of their investment.
Future sales or issuances of our common stock, or the perception that such sales could occur, could depress the trading price of our common stock.

We filed a Registration Statement on Form S-3 (as amended), which was declared effective on February 11, 2021. As a result, we may sell up to $100 million of shares of our common stock, preferred stock, warrants, units or combinations thereof. On February 17, 2021, we consummated an offering of 11,761,111 shares of common stock at an offering price of $2.25 per share for which a final prospectus related to this offering was filed with the SEC on February 12, 2021. Proceeds from the offering were approximately $24.7 million, after deducting underwriting discounts, commissions and other estimated offering expenses. We cannot predict the effect, if any, that future sales of our common stock or other securities or the availability of our common stock or additional securities for future sale, will have on the market price of shares of our common stock. Future sales or issuances of our common stock may dilute the ownership interests of our existing stockholders. In addition, future sales or issuances of substantial amounts of our common stock may adversely impact the market price of our common stock and the terms upon which we may obtain additional equity financing in the future. The perception that such sales or issuances may occur could also negatively impact the market price of our common stock.

Our executive officers and directors collectively beneficially own approximately 12% of the outstanding shares of our common stock and continue to have substantial control over us, which will limit your ability to influence the outcome of important transactions, including a change in control.
As of December 31, 2020, our executive officers and directors and their affiliates, in the aggregate, beneficially own approximately 12% of the outstanding shares of our common stock. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We currently have a limited number of securities and industry analysts who publish research on us. If we are unable to increase our analysts coverage or these current analysts cease to publish research on us, our stock price and trading volume could be negatively impacted. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock could decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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

Delaware law and our certificate of incorporation and bylaws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation, bylaws and the Delaware General Corporation Law ("DGCL") contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by our board of directors and therefore could depress the trading price of our common stock and warrants. These provisions could also make it difficult for stockholders to take certain actions, including effecting changes in our management. Among other things, our certificate of incorporation and bylaws include provisions regarding:

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

•the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

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
Our certificate of incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, and also provides that the federal district courts will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or Exchange Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or agent to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws, or (v) any action asserting a claim against us governed by the internal affairs doctrine, in each such case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find either exclusive-forum provision in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.
Risks Related to our Token Offerings and Digital Currencies
We have raised capital to fund a Token Generation Event, through an offering by our wholly-owned subsidiary, PhunCoin, Inc., of rights to receive future PhunCoin. Through our wholly-owned subsidiary, Phun Token International, we may also sell Phun tokens. There can be no assurance that PhunCoin or Phun will ever be issued and, any significant difficulties we, PhunCoin, Inc., or Phun Token International may experience with the offerings of PhunCoin or Phun could result in claims against us. Additionally, the Token Generation Event and the offerings of PhunCoin and Phun could subject us to various other business and regulatory uncertainties.
In June 2018, PhunCoin, Inc. launched an offering to raise capital by offering investors the right to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2020, a total of $1.2 million has been raised in both Rights offerings.
During the second quarter of 2019, Phunware announced the launch of a separate token, Phun, by its wholly owned subsidiary, Phun Token International, which enables consumers to participate in our planned blockchain-enabled data exchange and mobile loyalty ecosystem. As of December 31, 2020, no Phun has been sold.
We will use our commercially reasonable efforts to cause PhunCoin, Inc. and Phun Token International to develop and issue PhunCoin and Phun, respectively, but there is no assurance that such efforts will be successful. The Token Generation Event, defined as the launch of the Token Ecosystem, may not be consummated or the sales of PhunCoin and Phun may not result in substantial proceeds. If the Token Generation Event is not consummated PhunCoin or Phun is not adopted commercially, we may have to reduce our planned expenditures. Also, any significant difficulties we may experience with the Token Generation Event or the development of PhunCoin or Phun could result in claims against us which could have a material adverse effect on the Company and its stockholders.
Because there has been limited precedence set for financial accounting of digital assets, it is unclear how the Company will be required to account for digital assets transactions in the future.
There has been limited precedent set for the financial accounting of digital assets, including accounting for the issuance of our digital assets, PhunCoin and Phun. It is unclear how the Company will be required to account for issuances of its own digital assets and the digital assets, such as Bitcoin, it may hold on its balance sheet. Furthermore, a change in regulatory or financial accounting standards could result in the necessity to restate the Company’s financial statements. Such a restatement could negatively impact the Company’s business, prospects, financial condition and results of operations. Such circumstances could have an effect on the Company's decision to pursue this segment at all, which could have a material adverse effect on the business, prospects or operations of the Company and potentially the value of any cryptocurrencies the Company holds or expects to acquire for its own account, including PhunCoin and Phun, to the detriment of the Company's stockholders.

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
Because our tokens and/or digital currency will be a digital asset built and transacted initially on top of existing third-party blockchain technology, Phunware is reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.
Reliance upon another blockchain technology to create the Token Ecosystem subjects us and Token Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers' blockchain protocol, which may cause PhunCoin or Phun to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the Token Ecosystem.
The development and operation of the Token Ecosystem will likely require technology and intellectual property rights.
The ability of the Company to develop and operate the Token Ecosystem that may be developed in the future may depend on technology and intellectual property rights that the Company may license from unaffiliated third parties. If for any reason the Company were to fail to comply with its obligations under any applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that the Token Ecosystem requires, it would be unable to operate, which would have a material adverse effect on the Company’s operations and financial condition and its ability to develop, enhance, and maintain the Token Ecosystem.

Some of our code and protocols rely on open source code publicly available. The open-source structure of some of the Token Ecosystem protocols means that the Token Ecosystem may be susceptible to developments by users or contributors that could damage the Token Ecosystem and our reputation and could affect the utilization of the Token Ecosystem and PhunCoin.

It is our intention that the Token Ecosystem will operate partially based on an open-source code maintained by the Company and other public contributors. The open-source nature of the Token Ecosystem protocol will mean that it may be difficult for the Company or contributors maintain or develop the Token Ecosystem and the Company may not have adequate resources to address emerging issues or malicious programs that develop within the Token Ecosystem adequately or in a timely manner. Third parties not affiliated with the Company may introduce weaknesses or bugs into the core infrastructure elements of the Token Ecosystem and open-source code which may negatively impact the Token Ecosystem. Such events may result in a loss of trust in the security and operation of the Token Ecosystem and a decline in user activity and could negatively impact the PhunCoin.

Our use of “open source” software could negatively affect our ability to offer the Token Ecosystem and subject us to possible litigation.

A substantial portion of the Token Ecosystem incorporates so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally freely accessible, usable and modifiable. Certain open source licenses may, in certain circumstances, require us to offer the components of our system that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of the components of our system that contained the open source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected software. We could also be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.
The Token Ecosystem is designed to distribute PhunCoin or Phun to consumers in exchange for their agreement to provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.
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
The Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of PhunCoin. If Token Ecosystem’s security is compromised or if the Token Ecosystem is subjected to attacks that frustrate or thwart our users’ ability to access the Token Ecosystem, their PhunCoin or the Token Ecosystem products and services, users may cut back on or stop using the Token Ecosystem altogether, which could seriously curtail the utilization of PhunCoin.

The Token Ecosystem will use new technology. There are no guarantees that such technology will be bug-free or accepted by the marketplace. Thus, even if the Token Ecosystem should become operational, PhunCoin may be subject to the risk of theft, loss, malfunction, or reputational risk, any of which can significantly degrade the potential use of PhunCoin.

The Token Ecosystem structural foundation, the open-source protocols, the software application and other interfaces or applications built upon the Token Ecosystem are still in an early development stage and are unproven, and there can be no assurances that the Token Ecosystem and the creation, transfer or storage of the PhunCoin will be uninterrupted or fully secure which may result in a complete loss of users’ PhunCoin or an unwillingness of users to access, adopt and utilize the Token Ecosystem. Further, the Token Ecosystem may also be the target of malicious attacks seeking to identify and exploit weaknesses in the software or the Token Ecosystem which may result in the loss or theft of PhunCoin. For example, if PhunCoin and the Token Ecosystem are subject to unknown and known security attacks (such as double-spend attacks, 51% attacks, or other malicious attacks), such attacks may materially and adversely affect the Token Ecosystem. In any such event, if the System Launch does not occur or if the Token Ecosystem is not widely adopted, Purchasers may lose all of their investment.

The Token Ecosystem is susceptible to mining attacks.

As with other decentralized cryptographic tokens and cryptocurrencies, the blockchain used in connection with PhunCoin and the Token Ecosystem may be susceptible to mining attacks, including double-spend attacks, majority mining power attacks, selfish-mining attacks, and race condition attacks. Any successful attacks present a risk to the Token Ecosystem and PhunCoin. Despite the efforts of the Company team, the risk of known or novel mining attacks exists.

Alternative platforms or networks may be established that compete with or are more widely used than the Token Ecosystem. It is possible that alternative platforms or networks could be established that utilize the same or similar protocols underlying the Token Ecosystem or attempt to facilitate services that are materially similar to the Token Ecosystem’s services. The introduction of these alternative networks and the potential entry of new competitors into the market could harm our ability to increase sales, which could negatively impact the Token Ecosystem and PhunCoin.

There is no existing trading market for our PhunCoin.

Our PhunCoin is a new crypto asset for which there is no established public market and peer-to-peer transfers will not be permitted unless and until PhunCoin holders are notified otherwise by the Company and informed of the requirements and conditions to do so. Even if we register or qualify the PhunCoin under the Securities Act or under a comparable foreign regulatory regime, there can be no assurance that a secondary market will develop or, if a secondary market does develop, that it will provide the holders of our PhunCoin with liquidity of investment or that it will continue for the life of the PhunCoin. The liquidity of any market for our PhunCoin will depend on a number of factors, including, but not limited: (i) the number of holders of our PhunCoin; (ii) the performance of the PhunCoin; (iii) the market for similar crypto assets; (iv) the interest of traders in making a market in the PhunCoin; (v) regulatory developments in the digital token or cryptocurrency industries and (vi) legal restrictions on transfer. In the event that the PhunCoins remain untradeable for a significant period of time or indefinitely, the value of the PhunCoins would be materially adversely affected.
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
The prices of blockchain assets are extremely volatile. Fluctuations in the price of digital assets and/or waning interest of investors in the cryptocurrency industry could materially and adversely affect our business.

The prices of blockchain assets such as Bitcoin and Ether have historically been subject to dramatic fluctuations and are highly volatile. Several factors may influence the interest in cryptocurrency and blockchain asset investments such as PhunCoin, including, but not limited to:

•Global blockchain asset supply;
•Global blockchain asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online blockchain asset exchanges and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use;
•Purchasers’ expectations with respect to the rate of inflation;
•Changes in the software, software requirements or hardware requirements underlying the Token Ecosystem;
•Changes in the rights, obligations, incentives, or rewards for the various participants in the Token Ecosystem;
•Interest rates;
•Currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies;

•Fiat currency withdrawal and deposit policies of blockchain asset exchanges on which users may trade cryptocurrency and blockchain assets and liquidity on such exchanges;
•Interruptions in service from or failures of major blockchain asset exchanges in which users may trade cryptocurrency and blockchain assets;
•Investment and trading activities of large investors, including private and registered funds, that may directly or indirectly invest in PhunCoin or other blockchain assets;
•Monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•Regulatory measures that may affect the use of blockchain assets such as PhunCoin;
•The maintenance and development of the open-source software protocol of certain blockchain assets;
•Global or regional political, economic or financial events and situations; or
•Expectations among the Token Ecosystem or other blockchain assets participants that the value and/or utility of other blockchain assets will soon change.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our corporate headquarters is located in Austin, Texas, where we currently lease approximately 10,600 square feet under a lease agreement set to expire in 2022. We also lease facilities in Irvine, California; San Diego, California; and Miami, Florida. We believe our current facilities are adequate to meet our ongoing needs and that, to accommodate growth, we will seek additional facilities as needed to satisfy our growth.
Item 3. Legal Proceedings.
The information set forth under the subheading "Litigation" in Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The Company's common stock, $0.0001 par value began trading on the Nasdaq Capital Market on December 28, 2018 under the symbol “PHUN”.
Holders
On March 23, 2021, there were approximately 191 holders of record of our common stock. We believe the number of beneficial owners of our common stock are substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors.
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
Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company's equity compensation plans were previously approved by its stockholders and the Company maintains no equity compensation plans not approved by stockholders. The following table sets forth our equity compensation plan information as of December 31, 2020.

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (c)
2018 Equity Incentive Plan (the "2018 Plan") (1)	1,677,060	$1.41	2,551,720
2018 Employee Stock Purchase Plan (the "2018 ESPP") (2)	—	—	272,942
2009 Equity Incentive Plan (the "2009 Plan") (3)	1,208,740	$0.80	—

(1)    The shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the Business Combination, are assumed in connection with the Business Combination, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that, on or after the Business Combination, are forfeited to or repurchased by us. As of December 31, 2020, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equal to 1,209,314, which is not included in the column (c) above.

(2)     As of December 31, 2020, we had not consummated an enrollment or offering period related to the 2018 ESPP.

(3)     The 2009 Plan terminated in connection with the consummation of the Business Combination, and accordingly, no shares will be available for issuance under the 2009 Plan following the consummation of the Business Combination. The 2009 Plan will continue to govern outstanding awards granted thereunder.

For additional information on the Company's equity compensation plans, refer to Note 12 "Stock-Based Compensation" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Selected Financial Data.
Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this section to “we,” “us,” "our" or “the Company” refer to Phunware, Inc. References to “management” or “management team” refer to our officers and directors.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Annual Report.
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
The related financial impact and duration cannot be reasonably estimated at this time. We implemented a work-from-home policy for our employees effective March 16, 2020 and we are taking steps to implement measures to reduce operating expenses. To that end, on March 27, 2020, the Company committed to cost reduction by furloughing 37 persons, or approximately 42% of its workforce. From March 27, 2020 to December 31, 2020, the Company recalled seven employees from furlough and ten voluntary terminated.
Refer to "Liquidity and Capital Resources" below for further discussion on key events and recent developments.

Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

•Enterprise mobile software development kits (SDKs) including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement, audience monetization;

•Integration of our SDK licenses into existing applications maintained by our customers, as well as custom application development and support services;

•Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals and applications; and

•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization.
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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current customer agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of December 31, 2020 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	December 31,
	2020	2019
	(in thousands)
Backlog	$3,991	$5,496
Deferred revenue	5,075	7,124
Total backlog and deferred revenue	$9,066	$12,620

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We also use certain non-GAAP financial measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit, adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (our "non-GAAP financial measures"). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes including the preparation of our internal annual operating budget and (iv) to evaluate the performance and effectiveness of operational strategies.
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
We compensate for these limitations to our non-GAAP financial measures by relying primarily on our GAAP results and using our non-GAAP financial measures only for supplemental purposes. Our non-GAAP financial measures include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs in order to facilitate a more useful period-over-period comparison of our financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.
The following table sets forth the non-GAAP financial measures we monitor.

	Year Ended December 31,
	2020	2019
	($ in thousands)
Adjusted gross profit (1)	$6,939	$10,311
Adjusted gross margin (1)	69.4%	53.8%
Adjusted EBITDA (2)	$(8,353)	$(10,173)
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
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i)

the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) one-time adjustments and (vi) stock-based compensation expense.
Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Year Ended December 31,
	2020	2019
	($ in thousands)
Gross profit	$6,644	$10,130
Add back: Amortization of intangibles	21	35
Add back: Stock-based compensation	274	146
Adjusted gross profit	$6,939	$10,311
Adjusted gross margin	69.4%	53.8%

	Year Ended December 31,
	2020	2019
	(in thousands)
Net loss	$(22,199)	$(12,871)
Add back: Depreciation and amortization	153	328
Add back: Interest expense	3,413	581
Add back: Income tax expense	2	5
EBITDA	(18,631)	(11,957)
Add Back: Stock-based compensation	4,492	1,784
Add Back: Legal settlement	4,500	—
Add Back: Loss on extinguishment of debt	2,158	—
Less: Fair value adjustment for warrant liabilities	(872)	—
Adjusted EBITDA	$(8,353)	$(10,173)

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
Platform Subscriptions and Services Revenue. Subscription revenue is derived from software license fees, which comprise subscription fees from customers licensing our Software Development Kits (SDKs), which includes accessing the MaaS platform; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees.
Subscription revenue from SDK licenses gives the customer the right to access our MaaS platform. Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees of customer applications, software updates and technical support for application development services for a support term.
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
Application Transaction Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks, or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions and cost per click.
Application transaction gross profit is equal to application transaction revenue less cost of revenue associated with application transactions. Application transaction gross profit is impacted by the cost of advertising traffic we pay to our suppliers and amount of traffic which we can purchase from those suppliers. As a result, our application transaction gross profit may fluctuate from period to period due to variable costs of advertising traffic.
Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of subscriptions and services and application transactions.
Operating Expenses
Our operating expenses include sales and marketing expenses, general and administrative expenses, research and development expenses, depreciation and amortization of acquired intangible assets. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, commissions. Legal settlements pertaining to litigation brought as a result of the Company's operations is also included in operating expenses.
Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay and benefits related to sales personnel, along with travel expenses, other employee related costs, including stock-based compensation and expenses related to marketing programs and promotional activities. We expect our sales and marketing expense will increase in absolute dollars as we increase our sales and marketing organizations as we plan to increase revenue but may fluctuate as a percentage of our total revenue from period to period.

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

During 2020, we maintained a factoring financing arrangement and our board of directors has authorized various debt offerings. Refer to Note 7 "Factoring Agreement" and Note 8 "Debt" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our factoring arrangement and debt offerings, respectively.

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on its interest expense.

Income Tax Expense
We are subject to U.S. Federal income taxes, state income taxes net of federal income tax effect and nondeductible expenses. Our effective tax rate will vary depending on permanent non-deductible expenses and other factors.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2020 and 2019
Net Revenue

	Year Ended December 31,		Change
	2020	2019	Amount	%
Net Revenue	($ in thousands)
Platform subscriptions and services	$9,108	$17,243	$(8,135)	(47.2)%
Application transaction	893	1,907	(1,014)	(53.2)%
Total revenue	$10,001	$19,150	$(9,149)	(47.8)%
Platform subscriptions and services as a percentage of total revenue	91.1%	90.0%
Application transactions as a percentage of total revenue	8.9%	10.0%
Total revenue decreased $9.1 million, or (47.8)%, in the year ended December 31, 2020 compared to the corresponding period in 2019.
Platform subscriptions and services revenue decreased $8.1 million, or (47.2)% driven by the completion of our statement of work with Fox Networks Group ("Fox") on September 30, 2019. Revenue from Fox was approximately $9.5 million for the year ended December 31, 2019. This decrease was partially offset higher revenues from a particular customer in 2020 as compared to 2019. Revenue from this customer was 32% and 8% of our total net revenues for the years ended December 31, 2020 and 2019, respectively.
See the subheading titled, "Disaggregation of Revenue” in Note 3 “Revenue” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Application transaction revenue decreased 1.0 million, or (53.2)%, primarily because the various decreased or ceased advertising campaigns and decrease in app store revenue.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
	2020	2019	Amount	%
	($ in thousands)
Cost of Revenue
Platform subscriptions and services	$3,180	$8,538	$(5,358)	(62.8)%
Application transaction	177	482	(305)	(63.3)%
Total cost of revenue	$3,357	$9,020	$(5,663)	(62.8)%
Gross Profit
Platform subscriptions and services	$5,928	$8,705	$(2,777)	(31.9)%
Application transaction	716	1,425	(709)	(49.8)%
Total gross profit	$6,644	$10,130	$(3,486)	(34.4)%
Gross Margin
Platform subscriptions and services	65.1%	50.5%
Application transaction	80.2%	74.7%
Total gross margin	66.4%	52.9%
Total gross profit decreased $3.5 million, or (34.4)%, in the year ended December 31, 2020 compared to the corresponding period of 2019 primarily attributable to the revenue items described above.

Operating Expenses

	Year Ended December 31,		Change
	2020	2019	Amount	%
	($ in thousands)
Operating expenses
Sales and marketing	$1,653	$2,706	$(1,053)	(38.9)%
General and administrative	15,361	15,403	(42)	(0.3)%
Research and development	2,628	4,333	(1,705)	(39.3)%
Legal settlement	4,500	—	4,500	100.0%
Total operating expenses	$24,142	$22,442	$1,700	7.6%
Sales and Marketing
Sales and marketing expense decreased $1.1 million, or (38.9)% for the year ended December 31, 2020 compared to the corresponding period of 2019 primarily due to $0.6 million of reduced employee compensation costs due to lower headcount and $0.5 million related to other expenditure decreases such as marketing events, contractor spend and travel.
General and Administrative
General and administrative expense decreased $42 thousand, or (0.3)%, for the year ended December 31, 2020, compared to the corresponding period of 2019 due to decreases of $1.1 million in software and hosting expenses, $0.5 million in professional and contract labor expenses, $0.4 million for payroll and related costs due to a decrease in headcount, $0.2 million in travel expense, $0.2 million in depreciation and amortization expense and $0.5 million in net positive settlements of accounts payable balances previously expensed. These decreases were primarily offset by the increase in stock-based compensation expense of $2.7 million and $0.2 million in bad debt expense.
Research and Development
Research and development expense decreased $1.7 million, or (39.3)% for the year ended December 31, 2020, compared to the corresponding period of 2019 as a result of a decrease of $1.4 million related to employee headcount and contract spend. Other decreases of $0.3 million include expenditures such as stock-based compensation, contractor spend and travel.
Legal Settlement

The legal settlement expense of $4.5 million relates to the settlement of our litigation with Uber as described in detail in Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other income (expense)

	Year Ended December 31,		Change
	2020	2019	Amount	%
	($ in thousands)
Other income (expense)
Interest expense	$(3,413)	$(581)	$(2,832)	487.4%
Loss on extinguishment of debt	(2,158)	—	(2,158)	—%
Fair value adjustment for warrant liabilities	872	—	872	—%
Other income (expense)	—	27	(27)	(100.0)%
Total other expense	$(4,699)	$(554)	$(4,145)	748.2%

Other expense increased $(4.1) million for the year ended December 31, 2020 when compared to 2019, primarily due to losses on extinguishment of debt and interest related to our debt borrowings as further described in Note 8 "Debt" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. This is partially offset by gain in fair value adjustment for warrant liabilities and a decrease in interest related to our factoring financing arrangement due to lower usage.

Liquidity and Capital Resources
As of December 31, 2020, we held total cash (including restricted cash) of $4,031, all of which was held in the United States.
On October 9, 2020, we entered into a settlement agreement with Uber Technologies, Inc. ("Uber") and certain other parties related to our complaint against Uber, Uber's cross-complaint and amended cross-complaint against us and certain individual defendants. The settlement agreement provides that we will pay to Uber a total sum of $4.5 million in a series of installments. We recorded a charge in the third quarter of 2020 related to the settlement agreement. As of December 31, 2020, we owe $3 million related to the settlement, which will be paid in various installments ending no later than September 30, 2021. For further information related to the Uber settlement agreement, refer to Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As of December 31, 2020, the principal balance of our debt was approximately $10.1 million, from various debt, including a Paycheck Protection Program ("PPP") loan and convertible debt offerings. The debt we believe will have the most significant impact on our future liquidity and capital resources is discussed below. For further information on all our debt outstanding as of December 31, 2020, refer to Note 8 “Debt” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In April 2020, we received a PPP loan of approximately $2.85 million, which bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments. The Company currently anticipates its first PPP loan payment will be made in the third quarter of 2021. Although we intend to apply for forgiveness, as currently provided for under terms of the PPP loan and the CARES Act, there can be no assurance that any part of our PPP loan will be forgiven. The PPP loan matures in April 2022.
During 2020, we issued a series of convertible notes to an institutional investor. As of December 31, 2020, the unrestricted principal balance of our Series A Convertible Note and Series B Convertible Note (collectively, the "2020 Convertible Notes") was $2.48 million and $3.58 million, respectively. The 2020 Convertible Notes were issued with an original issue discount of 8% and each bear an interest rate of 7% per annum, which further includes a make-whole of interest (for unrestricted principal amounts) from the date of issuance through the maturity date of December 31, 2021. Outstanding principal on the 2020 Convertible Notes is subject to monthly installment payments in cash of 107% of the installment amount due. The noteholder has various redemption rights, such as the right to redeem an amount equal to 40% of the net proceeds from a qualified capital raise, or upon change of control or company default. The noteholder may also convert 2020 Convertible Notes into shares of our common at a current adjusted conversion price of $2.25 per share. Upon consummation of the issuance of the 2020 Convertible Notes, we also issued the note holder a warrant for the purchase of up to 2,160,000 shares of our common stock, which has a current adjusted exercise price of $2.25 per share. We also have the right to redeem the full amount of the outstanding principal under the 2020 Convertible Notes. As of December 31, 2020, the restricted principal balance of the Series A Convertible Note and Series B Convertible Note was $0 and $11.1 million, respectively. Upon issuance of the 2020 Convertible Notes, the noteholder issued an investor note to us, which offsets the combined restricted balances of the 2020 Convertible Notes. In March 2020, the noteholder exercised its right to redeem all amounts outstanding under the investor note. As a result, all principal under the Series B Convertible Note has become unrestricted.

In January 2021, we issued 2,670,121 shares of common stock for aggregate proceeds of $5.1 million, net of $0.2 million of commissions (and before noteholder redemption payment) pursuant to the terms of an at-the-market offering, which has concluded. In February 2021, we also issued 11,761,111 shares of our common stock for aggregate proceeds of $24.7 million in an underwritten public offering, net of $1.7 million of underwriter commissions and other underwriter costs.

As a result of the fundraising events above, the holder of our 2020 Convertible Notes elected to require us to use forty percent (40%) of the net proceeds satisfy obligations under the 2020 Convertible Notes, pursuant to which we paid approximately $11.5 million to the noteholder. In March 2021, the noteholder voluntarily prepaid an aggregate of $10.3 million pursuant to the terms of the investor note. As a result, we received cash proceeds of $10.3 million and the corresponding amount of principal of the Series B Note, representing the entire remaining amount of restricted principal, along with $0.8 million of original issue discount became unrestricted and outstanding. On March 25, 2021, we delivered a Company Optional Redemption Notice to the holder of our Series B Note exercising our right to redeem and fully satisfy all obligations under the Series B Note on April 5, 2021.

Given the financings achieved above, we believe our current cash position is expected to be sufficient to meet our projected operating requirements for at least the next twelve months from the filing of this Annual Report on Form 10-K.

We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future. Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,		Change
	2020	2019	Amount	%
	($ in thousands)
Consolidated statement of cash flows
Net cash used in operating activities	$(10,973)	$(6,187)	$(4,786)	77.4%
Net cash provided by investing activities	—	70	(70)	(100.0)%
Net cash provided by financing activities	14,596	99	14,497	14,643.4%
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
We utilized $(11.0) million of cash from operating activities during 2020 primarily resulting from a net loss of $(22.2) million, as adjusted for non-cash charges related to stock-based compensation of $4.5 million, $2.2 million for amortization of debt discount and deferred financing costs, $0.2 million for bad debt expense, $(0.5) million for accounts payable settlements, $(0.9) million for gain on the change in fair value of warrants and $2.2 million for loss on extinguishment of debt. In addition, during 2020 certain changes in our operating assets and liabilities resulted in cash increases (decreases) as follows: $1.5 million from an increase in accounts payable and accrued expenses, $3.0 million accrued legal settlement balance as of December 31, 2020 related to our settlement with Uber, $0.8 million from an decrease in account receivable and $(2.0) million from an decrease in deferred revenue.
We utilized $(6.2) million of cash from operating activities during 2019 primarily resulting from a net loss of $(12.9) million, as adjusted for non-cash charges related to stock-based compensation of $1.8 million, depreciation and amortization of $0.3 million and allowance for doubtful receivables of $0.1 million. In addition, during 2019 certain changes in our operating assets and liabilities resulted in cash increases (decreases) as follows: $1.1 million from an increase in accrued expenses mainly related to accrued compensation, $0.7 million from an increase in accounts payable related to increase in payables for legal fees, $1.8 million from a decrease in accounts receivable mainly attributable to the conclusion of our statement of work with Fox, $0.6 million from deferred revenue and $0.2 million from prepaid expenses.
Investing Activities
Investing activities during 2019 primarily consisted of proceeds received from the sale of digital currencies.

Financing Activities
Our financing activities during 2020 consisted of proceeds from various debt borrowings offset by repayments on our various debt offerings and financing factoring agreement. We acquired $14.6 million of cash from financing activities during 2020, as a result of $15.4 million from new issuances of debt (inclusive of $0.6 million from related parties), $9.2 million from our at-the-market offering of common stock and $0.1 million in proceeds from stock option exercises. These sources of financing were partially offset of $(9.0) million of payments on debt (inclusive of $0.6 million to related parties) and $(1.1) million in net repayments on our factoring financing agreement.
Our financing activities during 2019 consisted primarily of the proceeds from warrant exercises offset by redemptions of Series A convertible preferred stock. We acquired $0.1 million of cash from financing activities during 2019, primarily as follows: $6.1 million provided by warrant exercises; $1.1 million from our debt financings, which includes $0.2 million received from an affiliate associated with our Chief Executive Officer; $0.3 million from proceeds of exercises of options to purchase our common stock; and $0.2 million from proceeds received from PhunCoin deposits. These sources of financing were offset by ($6.2) million in payments for the redemption of Series A convertible preferred stock and ($1.4) million in net payments on our factoring financing arrangement.
Contractual Obligations
We lease various office facilities, including our corporate headquarters in Texas and offices in California and Florida, under non-cancellable operating lease agreements that expire through 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $0.7 million for the years ended December 31, 2020 and 2019, respectfully.
The following table sets forth our contractual obligations as of December 31, 2020 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$3,000	$836	$1,347	$817	$—

Off-Balance Sheet Arrangements
During the years ended December 31, 2020 and 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
Indemnification Agreements
In the ordinary course of business, we provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of breach of such agreements, solutions to be provided by the Company or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with directors and certain current and former officers and employees that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of, or are related to, their status or service as directors, officers or employees.
Critical Accounting Policies and Estimates
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
The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are set forth below. For further information on all significant accounting policies, refer to Note 2 “Summary of Significant Accounting Policies” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Revenue
We derive our revenue primarily from MaaS subscription fees, application development and support fees. Revenue is recognized when control of these products or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue recognition policy follows guidance from Accounting Standards Codification No. 606, Revenue from Contracts with Customers (Topic 606).

We determine revenue recognition through the following five-step framework:

•Identification of the contract, or contracts, with a customer;
•Identification of the performance obligations in the contract or contracts;
•Determination of the transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a customer contract consists of licensing, application development and support services, we consider these separate performance obligations, which would require an allocation of consideration. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.
Goodwill
We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more likely than not reduce the fair value of our single reporting unit below its carrying value. As of December 31, 2020, no impairment of goodwill has been identified.
Convertible Notes
In March 2020, we issued a convertible note with a cash conversion feature. In accounting for the issuance of the note, we separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have a convertible feature.
In July 2020, we also issued additional convertible notes to the same investor as the March 2020 convertible note. Our net cash proceeds after the payoff of the March 2020 convertible note and transaction costs were approximately $1.8 million. We also issued a warrant exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of our common stock at an initial exercise price of $4.00 per share in conjunction with the issuance of the convertible notes. We evaluated all of the financial instruments, including the warrants to purchase common stock issued in conjunction with convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC with ASC Topic 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock. The warrants are accounted for as liabilities and initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. We used a Black-Scholes option-pricing model to value the warrants at inception and subsequent valuation dates. The initial and subsequent valuation of the warrants requires significant judgment. For the assumptions used to value at warrants at issuance and at December 31, 2020, refer to Note 8 “Debt” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Standards
Recent accounting standards applicable to our business are described under the subheading "Recently Adopted Accounting Policies" in Note 2 "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of:
Phunware, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
Houston, TX
March 31, 2021

Phunware, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$3,940	$276
Accounts receivable, net of allowance for doubtful accounts of $356 and $3,179 at December 31, 2020 and 2019, respectively	664	1,671
Prepaid expenses and other current assets	304	368
Total current assets	4,908	2,315
Property and equipment, net	13	24
Goodwill	25,900	25,857
Intangible assets, net	111	253
Deferred tax asset	537	241
Restricted cash	91	86
Other assets	276	276
Total assets	31,836	29,052
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$8,462	$10,159
Accrued expenses	5,353	4,035
Accrued legal settlement	3,000	—
Deferred revenue	2,397	3,360
PhunCoin deposits	1,202	1,202
Factored receivables payable	—	1,077
Current maturities of long-term debt, net	4,435	—
Warrant liability	1,614	—
Total current liabilities	26,463	19,833
Long-term debt	3,762	910
Long-term debt - related party	195	195
Deferred tax liability	537	241
Deferred revenue	2,678	3,764
Deferred rent	180	83
Total liabilities	33,815	25,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2020 and 2019; 56,380,111 and 39,817,917 shares issued and outstanding as of December 31, 2020 and 2019, respectively	6	4
Additional paid-in capital	144,156	128,008
Accumulated other comprehensive loss	(338)	(382)
Accumulated deficit	(145,803)	(123,604)
Total stockholders’ equity (deficit)	(1,979)	4,026
Total liabilities and stockholders’ equity (deficit)	31,836	29,052
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)

	Year Ended December 31,
	2020	2019
Net revenues	$10,001	$19,150
Cost of revenues	3,357	9,020
Gross profit	6,644	10,130
Operating expenses:
Sales and marketing	1,653	2,706
General and administrative	15,361	15,403
Research and development	2,628	4,333
Legal Settlement	4,500	—
Total operating expenses	24,142	22,442
Operating loss	(17,498)	(12,312)
Other income (expense):
Interest expense	(3,413)	(581)
Loss on extinguishment of debt	(2,158)	—
Fair value adjustment for warrant liabilities	872	—
Other income	—	27
Total other expense	(4,699)	(554)
Loss before taxes	(22,197)	(12,866)
Income tax expense	(2)	(5)
Net loss	(22,199)	(12,871)
Cumulative translation adjustment	44	36
Comprehensive loss	$(22,155)	$(12,835)

Loss per share, basic and diluted	$(0.50)	$(0.35)

Weighted-average common shares used to compute loss per share, basic and diluted	44,269	36,879
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(In thousands)

	Redeemable Convertible Preferred Stock				Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
			Common Stock
	Shares	Amount	Shares	Amount
Balances as of December 31, 2018	6	$5,377	27,253	$3	$118,062	$(111,820)	$(418)	$5,827
Cumulative-effect adjustment resulting from the adoption of ASU 2014-09	—	—	—	—	—	1,087	—	1,087
Exercise of stock options, net of vesting of restricted shares	—	—	506	—	287	—	—	287
Exercise of common stock warrants for cash	—	—	617	—	6,184	—	—	6,184
Exercise of common stock warrants pursuant to cashless provisions	—	—	10,913	1	(1)	—	—	—
Series A convertible preferred stock redeemed for cash	(6)	(5,377)	—	—	(863)	—	—	(863)
Waiver of sponsor promissory note originally issued in conjunction with reverse merger	—	—	—	—	1,993	—	—	1,993
Stock-based compensation expense	—	—	—	—	1,784	—	—	1,784
Cumulative translation adjustment	—	—	—	—	—	—	36	36
Vesting of restricted stock units	—	—	45	—	—	—	—	—
Issuance of common stock for payment of bonus and legal fees	—	—	477	—	562	—	—	562
Net loss	—	—	—	—	—	(12,871)	—	(12,871)
Balances as of December 31, 2019	—	$—	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	—	—	188	—	99	—	—	99
Vesting of restricted stock units	—	—	1,631	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	—	—	1,348	—	1,283	—	—	1,283
Sales of common stock, net of issuance costs	—	—	11,629	1	9,177	—	—	9,178
Stock-based compensation expense	—	—	—	—	4,492	—	—	4,492
Issuance of common stock upon partial conversions of Senior Convertible Note	—	—	1,764	1	2,266	—	—	2,267
Reacquisition of equity component of Senior Convertible Notes	—	—	—	—	(1,388)	—	—	(1,388)
Equity classified cash conversion feature of Senior Convertible Notes	—	—	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—	—	—	44	44
Net Loss	—	—	—	—	—	(22,199)	—	(22,199)
Balances as of December 31, 2020	—	$—	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(22,199)	$(12,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11	59
Amortization of acquired intangibles	142	268
Amortization of debt discount and deferred financing costs	2,185	—
Gain on change in fair value of warrants	(872)	—
Loss on sale of digital currencies	—	4
Loss on extinguishment of debt	2,158	—
Non-cash interest expense	55	—
Bad debt (recovery) expense	205	114
Settlement of accounts payable	(453)	—
Stock-based compensation	4,492	1,784
Deferred income taxes	—	—
Changes in operating assets and liabilities:
Accounts receivable	796	1,817
Prepaid expenses and other assets	65	184
Accounts payable	427	740
Accrued expenses	1,064	1,133
Accrued legal settlement	3,000	—
Deferred revenue	(2,049)	581
Net cash used by operating activities	(10,973)	(6,187)
Investing activities
Proceeds received from sale of digital currencies	—	88
Capital expenditures	—	(18)
Net cash provided by investing activities	—	70
Financing activities
Proceeds from borrowings, net of issuance costs	14,815	1,105
Proceeds from related party bridge loans	560	—
Payments on convertible notes	(8,418)	—
Payments on related party notes	(560)	—
Proceeds from PhunCoin deposits	—	212
Net repayments on factoring agreement	(1,077)	(1,357)
Proceeds from sales of common stock, net of issuance costs	9,177	—
Proceeds from warrant exercises	—	6,092
Proceeds from exercise of stock options	99	287
Series A convertible preferred stock redemptions and dividend payments	—	(6,240)
Net cash provided for financing activities	14,596	99
Effect of exchange rate on cash and restricted cash	46	36
Net increase (decrease) in cash and restricted cash	3,669	(5,982)
Cash and restricted cash at the beginning of the period	362	6,344
Cash and restricted cash at the end of the period	$4,031	$362
Supplemental disclosure of cash flow information
Interest paid	$1,251	$603
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019
Supplemental disclosure of non-cash information
Issuance of common stock for payment of legal, earned bonus and board of director fees	$1,283	$562
Issuance of common stock upon partial conversions of Senior Convertible Note	$2,266	$—
Reacquisition of equity component of Senior Convertible Note	$(1,388)	$—
Equity classified cash conversion feature of Senior Convertible Note	$219	$—
Waiver of sponsor promissory note	$—	$1,993

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Phunware’s Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. The Company’s MaaS technology is available in software development kit form for organizations developing their own application, via customized development services and prepackaged solutions. Through its integrated mobile advertising platform of publishers and advertisers, the Company provides in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications of Prior Year Presentation
Certain amounts in the financial statements of prior periods have been reclassified to conform to the current period financial statement presentation. This reclassification had no effect on our reported results of operations. A reclassification was made to the consolidated balance sheet as of December 31, 2019 to identify related parties for debt issuances.
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
Our assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. We continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. Furthermore, we have a history of operating losses and negative operating cash flows and expect these trends to continue into the foreseeable future.
During the year ended December 31, 2020, we secured financings through the issuance of new convertible notes and the sale of its common stock through an at-the-market offering (both more fully described below). Furthermore, as more fully noted in Note 16 "Subsequent Events", we have raised additional cash proceeds from the issuance of shares of our common stock. Subsequent to December 31, 2020, we raised net cash proceeds totaling approximately $29,780, of which $5,058 was cash proceeds from our existing at-the-market offering in January 2021 and $24,722 was net cash proceeds from an underwritten offering in February 2021. The holder of our Convertible Notes (defined below) elected to require us to use forty percent (40%) of the net proceeds from both fund raising events to satisfy obligations to redeem the 2020 Convertible Notes.
We have a history of net losses and although we anticipate our future cash outflows to exceed cash inflows as we continue to invest in revenue growth, as a result of the subsequent cash financings described above, we believe we have sufficient cash on-hand to fund potential net cash outflows for one year following the filing date of this Annual Report on Form 10-K. Accordingly, we believe there does not exist any indication of substantial doubt about our ability to continue as a going concern for one year following the filing date of this Annual Report on Form 10-K.

As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. The Company may utilize debt or sell newly issued equity securities through public or private transactions, or through the use of another at-the-market facility. We currently have an effective "shelf" registration statement on Form S-3 we may utilize for financings for the issuance of our common stock, preferred stock, warrants or units.
There can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support our growth. If additional funding cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted; however, we have been successful in accessing capital markets in the past, and we are confident in our ability to access capital markets again, if needed.
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
Recently Adopted Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step; comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The adoption of this standard had no impact on the Company's consolidated financial statements or related disclosures.
During 2020, we also adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"). ASU 2018-13 improves the effectiveness of disclosures by removing, modifying or adding certain disclosures about fair value measurements required under ASC 820. The amendments added disclosures regarding changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty. The applicable amendments were applied prospectively. As ASU 2018-13 only revised disclosure requirements, it did not have a material impact on our consolidated financial statements.
Revenue Recognition
On January 1, 2019, we adoption ASC 606, Revenue from Contracts with Customers ("ASC 606"). Generally, the provisions of ASC 606 state that revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract and accounted for as separate performance obligations.

Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. When the timing of revenue recognition differs from the timing of invoicing, the Company uses judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms and other circumstances. Generally, we determine that contracts do not include a significant financing component. We apply a practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less. Payment terms vary by contract type; however, contracts typically stipulate a requirement for the customer to pay within 30 days.
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
Platform Subscriptions and Services Revenue
We derive subscription revenue from software license fees, which comprise subscription fees from customers licensing our Software Development Kits (SDKs), which include accessing the MaaS platform and/or MaaS platform data; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. Our contract terms generally range from one to three years. License fees are typically billed annually in advance.
Subscription revenue from SDK licenses gives the customer the right to access our MaaS platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period.
Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. We recognize application development revenue upon the transfer of control of the completed application or application development services. We typically bill for application development revenue in advance at contract signing, but may at times, bill one-half in advance at contract execution and one-half upon completion.
Support and maintenance revenue is comprised of support fees for customer applications, software updates, and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. Support and maintenance is typically billed annually in advance.
When a customer contract consists of licensing, application development and support and maintenance, we consider these separate performance obligations, which would require an allocation of consideration.
From time to time, we may also provide professional services by outsourcing employees to customers on a time and materials basis. Revenues from these arrangements are recognized as the services are performed. The Company typically bills professional service customers in the month in which the services are performed.
Application Transaction Revenue
We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, the Company generally recognizes revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and the Company recognizes revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions, on which advertisers are charged for each ad delivered to 1,000 consumers; cost per click, on which advertisers are charged for each ad clicked or touched on by a user; and cost per action, on which advertisers are charged each time a consumer takes a specified action, such as downloading an app. In addition, we generate application transaction revenue thru in-app purchases from an application on our platform.
In the normal course of business, we may act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in its transactions with advertisers. Control is a determining factor in assessing principal versus agent relation. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. ASC 606 provides indicators of when an entity controls specified goods or services and is therefore acting as a principal. Based on the indicators of control, we have determined that we are the principal in all advertising arrangements because we are responsible for fulfilling the promise to provide the specified advertisements to advertising agencies or companies; establishing the selling prices of the advertisements sold; and credit risk with its advertising traffic providers. Accordingly, we act as the principal in all advertising arrangements and therefore report revenue earned and costs incurred related to these transactions on a gross basis.
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

Deferred commissions are recorded in prepaid and other current assets in our consolidated balance sheets. Changes in deferred commissions for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Balance, beginning of the period	$309	$369
Deferral of commissions earned	94	171
Recognition of commission expense	(193)	(231)
Balance, end of the period	$210	$309
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
The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31,
	2020	2019
Customer A	—%	15%
Customer B	55%	11%
Customer C	16%	2%
Customer D	13%	5%
Customer E	—%	10%
Customer F	5%	23%
Cash, Cash Equivalents, and Restricted Cash
We consider all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2020 or 2019.

As a result of certain debt financings, we are required to maintain restricted balances. We had $91 and $86 in restricted cash as of December 31, 2020 and 2019, respectively.
Accounts Receivable and Reserves
Accounts receivable are presented net of allowances. We consider receivables past due based on the contractual payment terms. We make judgments as to our ability to collect outstanding receivables and record a bad debt allowance for receivables when collection becomes doubtful. The allowances are based upon historical loss patterns, current and prior trends in our aged receivables, credit memo activity, and specific circumstances of individual receivable balances. Accounts receivable consisted of the following:

	December 31,
	2020	2019
Accounts receivable	$1,020	$4,850
Less allowances for doubtful accounts	(356)	(3,179)
Accounts receivable, net	$664	$1,671

Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2020	2019
Balance, beginning of period	$3,179	$3,276
Allowances for bad debt	205	114
Issuance of credit memos and write offs	(3,028)	(211)
Balance, end of period	$356	$3,179
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or the remaining terms of the related leases.
Net book value of property and equipment was $13 and $24 at December 31, 2020 and 2019, respectively, and total depreciation expense was $11 and $59 for the years ended December 31, 2020 and 2019, respectively.
Goodwill and Intangible Assets
Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed.
In accordance with ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill or intangible assets with indefinite lives but rather assesses their carrying value for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired.
As discussed above, we adopted ASU 2017-04 on January 1, 2020, which states an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. We attribute goodwill to a sole reporting unit for impairment testing.
We derived the fair value from the market capitalization approach, whereby we utilize the historical market price of our common stock traded on the Nasdaq to estimate the fair value of our reporting unit. The determination of whether goodwill has become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting unit. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of goodwill.

Identifiable intangible assets consist of acquired trade names, customer lists, technology, in-process research and development and order backlog associated with the acquired businesses. Amortization of finite-lived intangible assets is calculated using either the straight-line or accelerated amortization model based on the Company’s best estimate of the distribution of the economic value of the identifiable intangible assets.
We did not recognize any goodwill or intangible impairment losses in the years ended December 31, 2020 or 2019.
Long-Lived Assets
Long-lived asset with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, we evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value.
We did not recognize any impairment losses relating to our long-lived assets during the years ended December 31, 2020 or 2019.
Convertible Debt
In March 2020, we issued a 7% convertible note with a principal amount of $3,000 for gross proceeds at closing of $2,371. In accounting for the issuance, we separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the note. The difference represents the debt discount, recorded as a reduction of the senior convertible note on our consolidated balance sheet, and is amortized to interest expense over the term of the note using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the note, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component are being amortized using the effective interest rate method, to interest expense over the term of the notes. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.
In July 2020, we issued a convertible note with an initial principal amount of $4,320. After the payoff of convertible note issued in March 2020 and deducting transaction costs, aggregate net cash proceeds to the Company was $1,751. In accordance with ASC Topic 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock, we evaluated all of the convertible note's financial instruments, including warrants to purchase common stock issued in conjunction with convertible debt, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations and comprehensive loss. We use a Black-Scholes option-pricing model to value the warrants at inception and subsequent valuation dates. Refer to Fair Value of Financial Instruments below.
Direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.
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

Advertising Costs
Advertising costs are expensed as incurred. We did not incur any advertising costs for the years ended December 31, 2020 and 2019, respectively.
Stock-Based Compensation
Compensation expense related to stock-based transactions, including employee and non-employee director awards, is measured and recognized in the financial statements based on fair value on the grant date of the award. We recognize stock-based compensation expense for awards with only service conditions on a ratable basis over the requisite service period of the related award, generally the vesting period of the award. We have not granted any awards with market or performance conditions. Forfeitures of all stock-based awards are accounted for when they occur.
Retirement Plan
At December 31, 2020, we administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan during the years ended December 31, 2020 or 2019.
Income Taxes
We account for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"). Under ASC 740, deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using current enacted tax rates. Valuation allowances are recorded when the realizability of such deferred tax assets does not meet the more-likely-than-not threshold under ASC 740.
Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income and the feasibility of tax planning strategies. In the event of a change in the determination as to the amount of deferred tax assets that can be realized, an adjustment of the valuation allowance with a corresponding impact to the provision for income taxes will be made in the period in which such determination was made.
The guidance on accounting for uncertainty in income taxes prescribes a recognition threshold and measurement attribute criterion for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. We have not recognized interest or penalties on the consolidated balance sheets or statements of operations and comprehensive loss.
Comprehensive Loss
We apply the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. The accumulated comprehensive loss at December 31, 2020 and 2019 was due to foreign currency translation adjustments.
Loss per Common Share
Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted shares subject to repurchase provisions relating to early exercises under our 2009 Equity Incentive Plan were excluded from basic shares outstanding. Diluted loss per common share is computed by giving effect to all potential shares of common stock, including those related to our outstanding warrants and stock equity plans, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented.

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	December 31,
	2020	2019
Convertible notes	5,733,712	21,740
Warrants	5,996,112	3,836,112
Options	1,208,740	1,465,450
Restricted stock units	1,677,060	2,436,968
Restricted shares	574	6,219
Total	14,616,198	7,766,489
Fair Value of Financial Instruments
We follow the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of December 31, 2020 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$1,614	$—	$1,614
Total	$—	$1,614	$—	$1,614

    The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
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
Subsequent Events

In accordance with U.S. GAAP, we have evaluated events that have occurred after the date of the financial statements through the date the financial statements are issued to determine if events or transactions occurring after the date of the financial statements require potential adjustment to or disclosure in the financial statements. See Note 16 for additional discussion on our subsequent events.
Emerging Growth Company and Smaller Reporting Company

We are an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). We currently anticipate that we will cease being an emerging growth company on December 31, 2021. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We did not elect not to opt out of such extended transition period.
We are also a "smaller reporting company" as defined by the Exchange Act. Even after we no longer qualify as an emerging growth company, we may still qualify as a smaller reporting company which would allow us to take advantage of many of the same exemptions from disclosure requirements. Smaller reporting company status is determined on an annual basis.
Recent Accounting Standards Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Under current U.S. GAAP, we recognize rent expense on a straight-line basis for all operating leases, taking into account fixed accelerations, as well as reasonably assured renewal periods. As noted above, we believe we will lose our "emerging growth company" status as of December 31, 2021. Accordingly, we will adopt ASU 2016-02 on January 1, 2021. As a result of the new standard, we expect to record a lease liability of approximately $2.1 million and a corresponding right-of-use asset of approximately $1.9 million for leases designated as operating leases in Note 9, "Commitments and Contingencies" upon adoption. We currently do not expect ASU 2016-02 to materially impact our results of operations and we do not plan on recasting prior periods.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a smaller reporting company, the standard is currently effective for us for annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2019. We currently intend to adopt this new standard effective January 1, 2023. We currently do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements and disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes the removal of certain exceptions to the general principles of ASC 740 and simplifies the accounting for income taxes by clarifying and amending existing guidance. We plan to adopt the update January 1, 2021 and at this time, we do not expect the adoption of this new standard to have a material impact on our consolidated financial statements or disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements.
3. Revenue
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Year Ended December 31,
	2020	2019
Net revenues
Platform subscriptions and services	$9,108	$17,243
Application transaction	893	1,907
Net revenues	$10,001	$19,150

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 97% and 99% of our net revenues from within the United States for the years ended December 31, 2020 and 2019, respectively. Revenue by geographic location is as follows:

	Year Ended December 31,
	2020	2019
Net revenues
United States	$9,686	$18,950
Europe	1	17
Other international revenue	314	183
Net revenues	$10,001	$19,150

    The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Year Ended December 31,
	2020	2019
Customer A	32%	8%
Customer G	12%	7%
In addition to the above, revenue from Fox Networks Group was 50% of total net revenues for the year ended December 31, 2019.

Deferred Revenue
Our deferred revenue balance consisted of the following:

	December 31,
	2020	2019
Current deferred revenue
Platform subscriptions and services revenue	$2,317	$3,278
Application transaction revenue	80	82
Total current deferred revenue	$2,397	$3,360

Non-current deferred revenue
Platform subscriptions and services revenue	$2,678	$3,764
Total non-current deferred revenue	$2,678	$3,764
Total deferred revenue	$5,075	$7,124

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the twelve months ended December 31, 2020, the Company recognized revenue of $4,568 that was included in its deferred revenue balance as of December 31, 2019.
Remaining Performance Obligations
Remaining performance obligations were $9,202 as of December 31, 2020, of which we expect to recognize 41% as revenue over the next 12 months and the remainder thereafter.
4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth our cash and restricted cash balances as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Cash	$3,940	$276
Restricted cash	91	86
Total cash and restricted cash	$4,031	$362

5. Goodwill and Other Intangible Assets
Goodwill
Changes in the Company’s goodwill balance for the years ended December 31, 2020 and 2019, are summarized in the table below:

	2020	2019
Balance, beginning of period	$25,857	$25,886
Foreign currency translation	43	(29)
Balance, end of period	$25,900	$25,857

Intangible Assets
Our intangible assets, excluding goodwill, consist of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below:

	Weighted Average Useful Life (years)	December 31, 2020			December 31, 2019
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	4.6	$651	$(651)	$—	$649	$(649)	$—
Acquired technology	5.1	4,828	(4,821)	7	4,828	(4,798)	30
In-process research and development	5.0	94	(94)	—	94	(94)	—
Customer relationships	5.7	4,636	(4,532)	104	4,604	(4,381)	223
Order backlog	1.5	329	(329)	—	329	(329)	—
		$10,538	$(10,427)	$111	$10,504	$(10,251)	$253
Amortization expense for the years ended December 31, 2020 and 2019, was approximately $142 and $268 respectively.
Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2020, is as follows:

Future amortization expense for the years ending December 31,	Amortization
2021	$90
2022	21
Total	$111

6. Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2020	2019
Payroll related expenses	$4,112	$3,202
Accounts payable settlement (see Note 9)	627	—
Other	449	355
Taxes	165	323
Partner revenue share	—	155
Total accrued expenses	$5,353	$4,035

7. Factoring Agreement
On June 15, 2016, the Company entered into a factoring agreement with CSNK Working Capital Finance Corp. (d/b/a Bay View Funding) (“Bay View”) whereby it sells select accounts receivable with recourse.
Under the terms of the agreement, Bay View may advance us amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables are 1.80% for the first 30 days and is 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. We bear the risk of credit loss on the receivables. These receivables are accounted for as a secured borrowing arrangement and not as a sale of financial assets
The amount of the factored receivables outstanding was $0 and $1,077 as of December 31, 2020 and 2019, respectively. Future advances available under the factoring line amounted to $3,000 and $1,923 as of December 31, 2020 and 2019, respectively. We terminated our factoring agreement with Bay View effective March 22, 2021.
8. Debt
The following table sets forth our various debt obligations:

	December 31,
	2020	2019
Series A Note (principal amount)	$2,481	$—
Series B Note (principal amount)	3,585	—
Paycheck Protection Program Loan	2,850	—
Convertible Notes	250	250
Promissory Notes	905	855
Total debt	$10,071	$1,105
Debt discount - warrants (2020 Convertible Notes)	(1,029)	—
Debt discount - issuance costs (2020 Convertible Notes)	(650)	—
Less: current maturities of long-term debt	(4,435)	—
Less: related-party debt	(195)	(195)
Long-term debt	$3,762	$910
2020 Convertible Notes
On July 15, 2020, we issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. We repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on the Senior Convertible Note (described below) issued on March 20, 2020 to the same investor. After the payoff of the Senior Convertible Note and deducting transaction costs, net cash proceeds to the Company was $1,751.
On the same date, we issued a Series B Senior Secured Convertible Note (a “Series B Note,” and together with the Series A Note, the “2020 Convertible Notes”) to the same investor with an initial principal amount of $17,280 (reflecting an original issue discount of $1,280). The investor paid for the Series B Note by delivering a secured promissory note (the “Investor Note”) with an initial principal amount of $16,000.

    We receive cash under the Series B Note only upon cash repayment of the corresponding Investor Note. The investor may, at its option and at any time, voluntarily prepay the Investor Note, in whole or in part. Until the Investor Note is repaid, the principal (and related original issue discount) of the Series B Note is considered to be "restricted." The Series B Note and the Investor Note are subject to the terms of a Master Netting Agreement between us and the noteholder. Upon repayment of the Investor Note, an equal amount of the Series B Note will become "unrestricted" and recorded as debt in our consolidated balance sheets.

In addition, the Investor Note is subject to mandatory prepayment, in whole or in part, upon the occurrence of certain events. The equity and other conditions include minimum price and volume thresholds and a minimum market capitalization of at least $40 million. Mandatory prepayments of principal outstanding under the Investor Note that, together with the unrestricted principal may not exceed the lesser of (i) $5,000 and (ii) 10% of the 30 trading day market capitalization of the Company.
During 2020, we exercised our right under the Investor Note to require a mandatory prepayment of the Investor Note of $1,000 and the noteholder voluntarily prepaid an aggregate of $4,750 pursuant to the terms of the Investor Note, for aggregate cash proceeds to us $5,750. As a result, $5,750 in principal and $460 of original issue discount became

"unrestricted". As of December 31, 2020, the restricted balance of the Series B Note is $11,070 (including original issue discount).

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
For the year ended December 31, 2020, we recorded a loss on extinguishment of debt in the amount of $1,343 as a result of monthly installment payments and optional redemption payments elected by the noteholder related to our various capital raises, as more fully described below.

Monthly Payments

Starting on July 31, 2020 and on the last trading day of each month thereafter, and on the maturity date, we are required to make monthly installment payments, interest on the 2020 Convertible Notes and make-whole (the "Installment Amount"), which must be satisfied in cash at a redemption price equal to 107% of the Installment Amount.

Redemption

We may redeem the 2020 Convertible Notes at a price equal to 107% of the outstanding principal of the 2020 Convertible Notes (or, if greater, the market value of the shares underlying the 2020 Convertible Notes) and accrued and unpaid interest.

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

In connection with a Change of Control (as defined in the 2020 Convertible Notes), the noteholder may require us to redeem all or any portion of the 2020 Convertible Notes. The redemption price per share will equal the greatest of (i) 115% of the outstanding principal to be redeemed, and accrued and unpaid interest, (ii) 115% of the market value of the shares of our common stock and (iii) 115% of the aggregate cash consideration that would have been payable in respect of the shares of our common stock underlying the 2020 Convertible Notes.

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

Covenants

We will be subject to certain customary affirmative and negative covenants regarding the issuance of certain indebtedness, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions and the transfer of assets, among other matters. We are also subject to a financial covenant that requires us to maintain available cash in the amount of $500 at the end of each fiscal quarter, subject to a right to cure.

Warrant

In conjunction with the issuance of the 2020 Convertible Notes, we issued a warrant exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of the Company's common stock, at an exercise price of $4.00 per share to the same investor. The number of shares and exercise price are each subject to adjustment provided under the warrant. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

The following table sets forth the assumptions used and calculated aggregated fair values of the liability classified warrants:

	December 31, 2020	July 15, 2020
Strike price per share	$4.00	$4.00
Closing price per share	$1.26	$1.44
Term (years)	2.53	3
Volatility	146%	177%
Risk-free rate	0.17%	0.18%
Dividend Yield	—	—

Upon issuance of the warrant, we recorded a warrant liability as a discount to the 2020 Convertible Notes of $2,486. A summary of the change in fair value of the warrant liability is set forth below:

2020
Balance, beginning of period	$—
Warrant issued	2,486
Change in fair value of warrant liability	(872)
Balance, end of period	$1,614

Registration Rights Agreement

We were required to file a registration statement covering the resale of the shares underlying the 2020 Convertible Notes and to have the registration statement declared effective within 90 days of after the closing of the 2020 Convertible Notes. We filed a registration statement, which was declared effective by the SEC on October 27, 2020. We obtained a waiver of the Registration Delay Payments (as defined in the Registration Rights Agreement) from the noteholder.

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

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, we received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022, bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by us at any time prior to the maturity with no prepayment penalties.

The principal amount of our PPP loan is subject to forgiveness upon request to the extent that our loan proceeds were used to pay expenses permitted by the CARES Act. Although we currently anticipate a portion of the loan to be forgiven, there can be no assurance that any will be. We currently expect our first payment under our PPP loan to be due in the third quarter of 2021.

Senior Convertible Note
In March 2020, we issued a Senior Convertible Note to an institutional investor with an initial principal amount of $3,000 (the “Senior Convertible Note”) for cash proceeds of $2,760 (reflecting an original issue discount of $240) in a private placement. After deducting the placement agent fee and other estimated expenses, net cash proceeds at the closing were approximately $2,371. The Senior Convertible Note bore an interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021.
Monthly Payments and Conversion
Starting on April 30, 2020 and on the last trading day of the month and on the maturity date, we were required to make monthly payments. On each payment date, we are required to settle a principal repayment of approximately $143 plus interest thereon (the “Payment Amount”) which were to be satisfied in shares of our common stock at 100% of the Payment Amount, or at our election, in whole or in part, in cash, at 105% of the Payment Amount. Installment payments made in common stock were subject to customary equity conditions (including minimum floor price and volume thresholds), and were calculated on a conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the payment date.
In addition to the monthly payments described above, during the second quarter of 2020, the noteholder elected an acceleration of payments of monthly principal, interest and make-whole payments pursuant to certain provisions of the Senior Convertible Note. These accelerated payments were made in the form of shares of our common stock at the rate then in effect in accordance with the Senior Convertible Note. As a result, we issued an aggregate of 1,763,675 shares for principal, interest and make-whole payments to the noteholder. In accounting for the accelerated conversions, the Company followed the guidance as prescribed in ASC 470 in accounting for derecognition (or conversion) of convertible debt with a cash conversion feature. We determined the fair value of the debt immediately prior to derecognition, with the difference between the consideration transferred to the noteholder and the fair value of the debt representing the reacquisition of the embedded conversion option. A loss on extinguishment of $81 was recorded based on the difference between the calculated fair value of the debt immediately prior to derecognition and the carrying amount of the debt component, including any unamortized debt discount or issuance costs.
Redemption
In conjunction with the issuance of the 2020 Convertible Notes, we redeemed the Senior Convertible Note in July 2020 at a price equal to 110% of the outstanding principal accrued and unpaid interest and make-whole interest. The payoff to the noteholder to satisfy the Senior Convertible Note was in the amount $2,084. The redemption of the Senior Convertible Note resulted in a loss on extinguishment of $734.
Related-Party Bridge Loans
During the first quarter of 2020, various related parties loaned us $560. The Related-Party Bridge Loans ("RPBLs") bore interest at 10% per annum and had a stated maturity date of November 14, 2024. The RPBLs and amounts thereof were made by the following related parties: (i) $204 by Cane Capital, LLC, an entity owned in part by our Chief Executive Officer; (ii) $151 by Curo Capital Appreciation Fund, LLC, an entity in which the Company's Chief Executive Officer and Chief Technology Officer serve as co-presidents; (iii) $155 by various individuals associated by familiar relationship with our Chief Executive Officer; and (iv) $50 by Luan Dang, the Company's Chief Technology Officer. Transaction costs related to the RPBLs were not significant.
As of December 31, 2020, the RPBLs have been paid in full with no early payment penalty.

Convertible Notes
In April 2019, our board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in our discretion, cryptocurrency, such as Bitcoin or Ethereum. The Convertible Notes will be sold in reliance on an exemption from registration. We may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes. Transaction costs related to the issuance of the Convertible Note were immaterial.
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
The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share. Each Convertible Note will convert voluntarily upon a holder’s election, or automatically upon the closing sale price of the Company’s common stock equals or exceeds $17.25 per share for 20 out of 30 consecutive trading days, if a registration statement is then in effect covering the disposition of the converted shares. Assuming the Convertible Notes in an aggregate principal amount of $20,000 are sold under the Purchase Agreement, and assuming that all interest payments are deferred until maturity, the Convertible Notes would be convertible to a maximum total of approximately 2,347,826 shares of the Company’s common stock. We have not filed a registration statement with the SEC covering the shares of stock that could be issued pursuant to the Convertible Notes.
Promissory Notes
In October 2019, our board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in our discretion, cryptocurrency, such as Bitcoin or Ethereum. The Notes will be sold in reliance on an exemption from registration. We may prepay the Notes at any time without penalty. We may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes. Transaction costs related to the issuance of the Notes were immaterial.
The Notes bear ordinary interest at a rate of 10% per annum. Interest under the Notes is payable monthly beginning on November 30, 2019. During the term of the Notes, we are required to maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by us under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. If an event of default occurs under the Notes, the majority Note holders may cause all principal and unpaid interest under the Notes to become immediately due and payable. In such event, the Notes will thereafter accrue interest at a rate of 12% per annum. Upon agreement between us and any senior creditor, the Notes will be subject to subordination in the right of payment to all current and future indebtedness or obligations of the Company for borrowed money to banks, commercial finance lenders, and other institutions regularly engaged in the business of lending money, or for factoring arrangements to parties providing such factoring.
During 2019, the Company issued a Note in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors.

Interest Expense
The following table sets forth interest expense for our various debt obligations included on the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2020	2019
2020 Convertible Notes	$722	$—
Accretion of debt discount - issuance costs	686	—
Accretion of debt discount - warrants	1,457	—
Senior Convertible Note	197	—
Factoring financing agreement	175	555
All other debt and financing obligations	176	26
Total	$3,413	$581

9. Commitments and Contingencies
Leases
We have operating office space leases in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Rent expense under operating leases totaled $843 and $727 for the years ended December 31, 2020 and 2019, respectively.
Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations for the years ending December 31,	Lease obligations
2021	$836
2022	725
2023	622
2024	609
2025	208
Thereafter	—
Total	$3,000

Litigation
In 2017, we filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking payment for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California, County of San Francisco. Uber generally denied the allegations in our complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd., the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017, asserting numerous fraud and contract-based claims. In 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants, Alan S. Knitowski, who serves as a director and the Company's Chief Executive Officer and member of our board of directors and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook, (collectively, the "Individual Defendants") alleging civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claimed treble damages, general and punitive damages, and attorneys’ fees and costs. On October 9, 2020, we entered into a settlement agreement with Uber and certain other parties related to our complaint against Uber, Uber's cross-complaint against us and Uber's amended cross-complaint against us and the Individual Defendants. As provided in the settlement agreement, both parties have agreed to fully and finally settle, compromise, and resolve all disputes, differences and disagreements that have existed, now exist, or may exist between them that fall within the subject matter lawsuit. Furthermore, each party denies engaging in any wrongdoing whatsoever and specifically denies each and every allegation of wrongdoing alleged in the lawsuit. The settlement agreement provides that Phunware and its insurance carriers will pay a total sum of $6,000 to Uber, of which our insurance carrier will pay $1,500 to settle Uber's claims against the Individual Defendants while we will pay a total of $4,500 to Uber in a series of installments beginning no later than December 31, 2020, and ending no later than September 30, 2021. The settlement agreement further provides that we and the Individual Defendants fully release claims against Uber relating to the lawsuit and upon receipt of the payments, Uber will fully release claims against us and the Individual Defendants relating to the lawsuit. The court will retain jurisdiction over the case until the terms of the settlement agreement have been fully satisfied. The court has set a dismissal review hearing for November 16, 2021. If the terms of the settlement are fulfilled before that date, the parties will file requests to dismiss the action and the hearing will be taken off calendar. On November 5, 2020, Uber filed a request for dismissal with prejudice of claims against the Individual Defendants; Uber’s claims against Phunware remain until the terms of the settlement agreement have been fully satisfied. We recorded a loss of $4,500 for our portion of the settlement in legal settlement in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2020 and $3,000 is recorded in accrued legal settlement in our consolidated balance sheet as of December 31, 2020 related to the settlement.
On December 17, 2019, certain stockholders filed a lawsuit against Phunware. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19-008846 was filed in the 126th Judicial District Court of Travis County, Texas. The plaintiffs invested in various early rounds of financing while the Company was private and claim Phunware should not have subjected their shares to a 180-day "lock up" period. According to the plaintiffs, the price of our stock dropped significantly during the lock up period. The plaintiffs seek unspecified damages in excess of $1,000. We maintain the plaintiffs' claims are without merit and intends to contest vigorously the claims asserted in the lawsuit, but there can be no guarantees that a favorable resolution will be successful. All defendants have answered. The court has not yet set a trial date or pretrial deadlines. The case is in early stage of discovery. Given the preliminary stage of the case, we are unable to predict the outcome of this dispute, or estimate the loss or range of loss, if any, associated with this matter.
On March 9, 2020, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against us. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. ("Stellar") n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). Pursuant to the complaint, EGS sought monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered for Stellar in conjunction with the reverse merger with Phunware, plus legal and court costs. On September 29, 2020, we entered into a settlement agreement with EGS. The settlement agreement provides that we pay a total sum of $600 to EGS in a series of installments beginning no later than October 15, 2020, and ending no later than October 15, 2023. There is no penalty for prepayments. Pursuant to the terms of the settlement, on September 30, 2020, EGS filed a Stipulation of Voluntary Discontinuance with Prejudice with the court. In conjunction with the execution of the settlement agreement, we also signed an Affidavit of Confession of Judgment ("Confession of Judgment"), which provides that should we default in any payment obligations under the settlement agreement, EGS shall be entitled to enter the Confession of Judgment with the court against us for $690 less any payments already made under the settlement. We reclassified $690 from accounts payable to accrued expenses in the consolidated balance sheet as of December 31, 2020 related to the settlement. In accordance with authoritative guidance, we will defer any settlement gain, if any, until it has fulfilled its payment obligations under the settlement.
On April 24, 2020, Sha-Poppin Gourmet Popcorn, LLC, individually and on behalf of a class of similarly situated parties (the “Popcorn Company”), filed a lawsuit against certain defendants, including Phunware. The case captioned, Sha-

Poppin Gourmet Popcorn, LLC v. JPMorgan Chase Bank, N.A., RCSH Operations, LLC, RCSH Operations, Inc. (together d/b/a Ruth’s Chris Steakhouse) and Phunware, Inc., was filed in the Northern District of Illinois, Eastern Division. The Popcorn Company alleges that we were unjustly enriched by JPMorgan Chase for our loan made pursuant to the PPP under the CARES Act. (See Note 8 for discussion related to our PPP loan). We filed a motion to dismiss the single claim against us and dispute the court's jurisdiction and the basis of the claim. On March 5, 2021, the trial court dismissed all of the Popcorn Company's claims for lack of subject matter jurisdiction.
From time to time, we are and may become involved in various legal proceedings in the ordinary course of business. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular reporting period. In addition, for the matters disclosed above that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.
10. PhunCoin and PhunToken
PhunCoin
In June 2018, PhunCoin, Inc., our wholly-owned subsidiary, launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights (the “Rights”) to acquire the PhunCoin token. In 2019, PhunCoin, Inc. commenced an offering of Rrights pursuant of Regulation CF, which closed May 1, 2019. accepts payment in the form of cash and digital currencies for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration any applicable discount rate, which is based on the time of the purchase.
Through December 31, 2020, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the consolidated balance sheet as of December 31, 2020 and 2019. We currently do not plan to raise additional proceeds under the PhunCoin Rights offering.
Issuance of PhunCoin
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of PhunCoin’s, Inc.’s blockchain technology enabled rewards marketplace and data exchange (“Token Ecosystem” or "Token Generation Event"), (ii) one (1) year after the issuance of the Rights to the purchaser or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated.
We currently anticipate that PhunCoin will be issued to the holders of the Rights in 2021. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin will have no usefulness until the Token Ecosystem is operational because PhunCoin is expected to only be useable on the Token Ecosystem. We further anticipate reducing the number of PhunCoins(through a reverse PhunCoin split or otherwise) prior to issuance to promote a healthier token economy and adhere to listing exchange requirements. As of the date of this Report, we do not yet know the number of PhunCoin we will be issuing pursuant to the Rights.
There can be no assurance as to when (or if) the Company will be able to successfully launch the Token Ecosystem. The Company is currently developing multiple aspects of the Token Ecosystem, as well as coordinating with trading platforms to support the compliant trading of PhunCoin. The final software readiness date of the Token Ecosystem may be adjusted based on user feedback, additional aspects of the Token Ecosystem currently under development and the ability to meet compliance requirements; therefore, a specific launch date is difficult to determine at this time, as it is based on many external factors outside of our control.
Termination of the Token Rights Agreement
Termination of the Token Rights Agreement occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below) or (iii) twelve months from the date of the Token Rights Agreement with the Rights holder, which PhunCoin, Inc. may extend at its sole discretion for six months if a Token Generation Event has not occurred. Upon termination of the Token Rights Agreement, PhunCoin, Inc. has no further obligation to the Rights holder. While the Token Rights Agreement has terminated in accordance with its terms (with respect to all Rights holders), as of the date of this Report, PhunCoin, Inc. has determined to continue its obligations under the Token Rights Agreement.

Dissolution Event
A dissolution event occurs if there has been (i) a voluntary termination of PhunCoin, Inc.’s operations, (ii) a general assignment for the benefit of PhunCoin, Inc.’s creditors, (iii) a change of U.S. laws that make the use or issuance of PhunCoin or the Token Generation Event impractical or unfeasible or (iv) any other liquidation, dissolution or winding up of PhunCoin, Inc.
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
PhunCoin Warrant
In 2018, we issued warrants to receive PhunCoin to sixty-eight (68) stockholders. At the time of issuance, we determined there should be no value assigned to the warrants of PhunCoin issued to the stockholders, for the following reasons: (i) the warrants (x) lacked characteristics of financial instruments and derivatives, and (y) did not obligate us to achieve the Token Generation Event or launch and distribute PhunCoin to the warrantholders and (ii) there was not a market for PhunCoin and they did not exist.
Should we complete a Token Generation Event, the stockholders would receive their requisite amount of PhunCoin. As stated above, the exact number of PhunCoin to be issued to holders of the warrants is unknown at this time.
PhunToken ("Phun")
In 2019, we announced the launch of a separate token, Phun, which is meant to act as a medium of exchange within the Token Ecosystem. Phun will be available initially only to persons outside of the United States and Canada. As currenlt envisioned, consumers may receive Phun for actively engaging in marketing campaigns; developers and publishers may receive Phun for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of December 31, 2020, we had not issued or sold any Phun.
11. Stockholders’ Equity
Common Stock

Total common stock authorized to be issued as of December 31, 2020 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 56,380,111 and 39,817,917 shares outstanding, inclusive of 574 and 6,219 restricted shares subject to repurchase for unvested shares related to early option exercises related to our 2009 Equity Incentive Plan (more fully described below), respectively.
On August 14, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent, pursuant to which we agreed to offer and sell, from time to time, through Ascendiant shares of common stock for an aggregate offering price of up to $15,000. Subject to the terms and conditions of the Sales Agreement, Ascendiant agreed to use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares from time to time based upon our instructions, including any price, time or size limits specified by us. Under the Sales Agreement, Ascendiant was permitted to sell shares by any method deemed to be an “at the market” offering as defined in Rule 415 under the U.S. Securities Act of 1933, as amended, or any other method permitted by law, including in privately negotiated transactions. During the year ended December 31, 2020, we sold 11,629,160 shares of common stock for gross proceeds of $9,578. Offering costs totaled $401.

During 2019, we issued an aggregate of 11,530,442 shares of common stock related to various cash and cashless (net) exercises of warrants for common stock. Cash exercises for warrants for 617,296 shares of common stock resulted in aggregate gross proceeds of approximately $6,184, of which $6,092 was received in cash and $92 was received in digital currencies. Furthermore, there were 13,975,359 warrants exercised under cashless (net) provisions resulting in the issuance of 10,913,146 shares of common stock. See further discussion regarding details of our various warrants below.
Dividends
Dividends are paid on a when-and-if-declared basis. We did not declare any dividends during 2020 or 2019.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

Warrant Type	Cash exercise	December 31,
	price per share	2020	2019
2020 Convertible Note warrants	$4.00	2,160,000	—
Common stock warrant (Series D-1)	$5.54	14,866	14,866
Common stock warrants (Series F)	$9.22	377,402	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	1,761,291
Private Placement Warrants	$11.50	1,658,381	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	24,172
Total		5,996,112	3,836,112

In 2012, we issued a warrant to purchase an aggregate of 14,866 shares of the Company’s common stock with an exercise price of $5.54 per share to a banking institution with which we previously had a revolving line of credit. The term of the warrant is the earlier of (i) the tenth anniversary of the date of issuance, (ii) the closing of the initial registered public offering of the Company’s common stock, or (iii) the closing of an acquisition (as defined in the warrant) where the consideration consisting of cash or publicly traded securities payable in connection with the acquisition for each share is at least three (3) times the exercise price. The reverse merger with Stellar did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. The warrant is fully vested.
In 2018, but prior to our reverse merger with Stellar, we issued warrants (Series F above) to purchase an aggregate of 1,085,059 shares of common stock with an exercise price of $9.22 per share. The term of the warrants is the earlier of (i) the fifth anniversary of the date of issuance, (ii) an acquisition, merger, or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of Phunware and its subsidiaries, except (a) any sale of stock for capital raising purposes, (b) purpose of changing the Company’s state of incorporation, and (c) where the stockholders of Phunware immediately before such transaction retain at least a majority of the voting power immediately following such transaction; or (iii) immediately prior to an initial public offering. The reverse merger with Stellar did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. These warrants are fully vested.
We have common stock warrants trading under the Nasdaq ticker symbol PHUNW (the “Public Warrants”). Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share and are fully exercisable by the holder. No fractional shares will be issued upon exercise of the Public Warrants. We may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of shares of our common stock equals or exceeds $21.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Public Warrant holders. The Public Warrants will expire December 26, 2023 or earlier upon redemption or liquidation.
The Private Placement Warrants entitle the holder to purchase one share of common stock at an exercise price of $11.50 per share and are fully exercisable by the holder. The Private Placement Warrants are exercisable for cash or on a cashless basis, at the holder’s option and will not be redeemable in each case so long as they are still held by the initial purchasers or their affiliates. The Private Placement Warrants will expire December 26, 2023.

The Unit Purchase Option Warrants noted in the table above have the same terms as the Private Placement Warrants as described above.
12. Stock-Based Compensation
2018 Equity Incentive Plan
In 2018, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services for the Company, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.
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
In addition, the shares of common stock reserved for issuance, the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”) that expire or otherwise terminate without having been exercised in full and are forfeited to or repurchased by us. As of December 31, 2020, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,209,314.
For the year ended December 31, 2020, the restricted stock units were the only stock-based incentives granted under the 2018 Plan. A summary of our restricted stock unit activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2019	2,436,968	$3.15
Granted	2,622,029	1.01
Released	(2,978,983)	2.28
Forfeited	(402,954)	2.88
Outstanding as of December 31, 2020	1,677,060	$1.41

    Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 2,551,720 and 205,206 shares of common stock reserved for future issuances as of December 31, 2020 and 2019, respectively.
During the first quarter of 2020, we granted 123,084 restricted stock units to non-employee directors, each with a grant date fair value of $1.25 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 125,523 restricted stock units to non-employee directors, with a grant date fair value of $1.25 per share. The awards vest over ten months in four equal installments on March 26, 2020, June 26, 2020, September 18, 2020, and December 25, 2020, respectively, and are subject to service conditions. We also granted 746,000 restricted stock unit awards to team members with an average grant date fair value of $1.25 per share. The awards granted to team members vest over an average of 42 months with various installment and vesting dates, and are subject to service conditions. We also granted 630,000 restricted stock units to a non-employee service provider that were for the satisfaction of legal fees owed and other consulting fees. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.88.
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

During the fourth quarter of 2020, we granted 30,000 restricted stock units to team members, 50,000 restricted stock units to non-employees directors with an average grant date fair value of $0.85 per share. The awards granted to team members vest over 4 years with 25% vesting November 18, 2021, then equal quarterly installments thereafter until the final vesting period of November 18, 2024 and are subject to service conditions. The restricted stock units granted to the non-employee service provider were for satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately.

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

As of December 31, 2020, we had not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of December 31, 2020 and 2019.
2009 Equity Incentive Plan
In 2009, we adopted the 2009 Plan, which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The exercise price of the options granted was generally equal to the value of our common stock on the date of grant, as determined by our board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of December 31, 2020 and 2019, 574 and 6,219 shares were unvested amounting to $1 and $3 in accrued expenses, respectively. Upon exercise, shares will be delivered electronically to the holder pursuant to an effective registration statement. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.

A summary of our stock option activity under the 2009 Plan and related information is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,465,450	$0.80	6.86	$771
Granted	—	—
Exercised	(185,234)	1.06
Cancelled/Expired	(71,476)	1.77
Outstanding as of December 31, 2020	1,208,740	$0.80	6.19	$700
Exercisable as of December 31, 2020	1,073,148	$0.75	6.08	$642

    The Company did not grant any options under the 2009 Plan during the year ended December 31, 2020 or 2019. We have historically used the Black-Scholes option pricing model to estimate the fair value of our stock option awards.
The aggregate intrinsic value is based on our stock price trading price on the Nasdaq Capital Market. The aggregate intrinsic value of options exercised was $88 and $7,619 for the years ended December 31, 2020 and 2019, respectively, and is calculated based on the difference between the estimated fair value of our common stock at the date of exercise and the exercise price.
The total fair value for options vested during the years ended December 31, 2020 and 2019, was $130 and $348, respectively.
Stock-Based Compensation
Compensation cost that has been included in our consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Year Ended December 31,
Stock-based compensation	2020	2019
Cost of revenues	$274	$146
Sales and marketing	64	12
General and administrative	4,083	1,417
Research and development	71	209
Total stock-based compensation	$4,492	$1,784
As of December 31, 2020 and 2019, there was approximately $2,135 and $6,328, respectively, of total unrecognized compensation cost related to unvested restricted stock units under the 2018 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average period of approximately 2.8 years.
As of December 31, 2020 and 2019, there was $80 and $221, respectively, of total unrecognized compensation cost related to unvested stock options under the 2009 Plan. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 1.2 years.
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

For the years ended December 31, 2020 and 2019, we had net losses before income taxes of $22,197 and $12,866, respectively. Net losses relating to U.S. operations for were $22,194 and $12,766, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2020	2019
Income tax at statutory rate	$(4,661)	$(2,703)
Valuation allowance	4,408	2,948
State income tax, net of federal benefit	(330)	(606)
Business tax credit net of reserves	—	—
Non-deductible expenses	585	365
Foreign income taxes at different rate	—	1
Income tax expense	$2	$5
Effective tax rate	(0.01)%	(0.04)%
The provision expense for income taxes consists of the following:

	Year Ended December 31,
	2020	2019
Current:
Federal	$—	$—
State	2	5
Foreign	—	—
Total current	2	5
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total	$2	$5
The components of net deferred income taxes consist of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss	$30,705	$26,285
Reserves and accruals	3,739	3,842
Tax credits	1,193	1,463
Gross deferred tax assets	35,637	31,590

Less valuation allowance	(35,100)	(31,349)
Total deferred tax assets	537	241

Deferred tax liabilities:
Amortization of acquired intangibles	(537)	(241)
Total deferred tax liabilities	(537)	(241)
Net deferred tax liabilities	$—	$—

As of December 31, 2020, we had net operating loss carryforwards of $126,303 and $60,929 for federal and state income tax purposes, respectively. The federal net operating losses of $85,674 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $40,629 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.
As of December 31, 2020, we had R&D credit carryforwards of approximately $1,482 and $1,145 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.
Utilization of the net operating losses ("NOL") and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (IRC) of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than fifty (50) percentage points of the outstanding stock of a company by certain stockholders.
As of December 31, 2020, we had not yet completed its analysis of the deferred tax assets for its NOL and tax credits. The future utilization of our net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. In order to make this determination, we will need to complete an analysis regarding the limitation of the net operating loss.
We have established a full valuation allowance for our deferred tax assets due to uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets. We monitor positive and negative factors that may arise in the future as we assess the need for a valuation allowance against our deferred tax assets. As of December 31, 2020 and 2019, we have a valuation allowance of $35,100 and $31,349, respectively, against our deferred tax assets.
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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2020	2019
Unrecognized tax benefits, beginning of period	$1,531	$1,516
Tax positions taken in prior periods:
Gross increases	69	—
Gross decreases	(297)	—

Tax positions taken in current period:
Gross increases	11	15
Settlements	—	—

Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of period	$1,314	$1,531

    Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019.
We are subject to taxation in the United States and various state jurisdictions. Our tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.
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
We have ownership interest in controlled foreign corporations. During 2020, we analyzed the potential impact of the Global Intangible Low-Taxed Income and the Base Erosion and Anti-Abuse Tax provisions of the Tax Cuts and Jobs Act signed into law in 2017. Based on the foreign subsidiaries' tax position, we will not incur any impact relating to these two provisions.
The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations, and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act does not have a material impact on our financial results for the year ended December 31, 2020.
The Consolidated Appropriations Act, 2021 (the"Act") was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act does not have a material impact on our financial results for the year ended December 31, 2020.
14. Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. Accordingly, we have determined that the Company operates in a single reporting segment.
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2020 and 2019, all of our identifiable long-lived assets were in the United States.

15. Related-Party Transactions
As consideration for the Private Placement Warrants transferred to Phunware stockholders, a promissory note was issued to certain executives of Stellar, one of which is currently a member of our board of directors. The amount of the note was approximately $1,993, which represented $0.50 per warrant transferred to former stockholders of Phunware. The note bore no interest and was to mature on December 26, 2019. The note was waived and forgiven by the noteholders on January 15, 2019.
In connection with the reverse merger with Stellar, we assumed $255 in payables for Nautilus Energy Management Corporation, an affiliate of a current member and former member of our board of directors. This balance is included in accounts payable in our consolidated balance sheets as of December 31, 2020 and 2019.
As more fully discussed in Note 9, Debt, the Company entered into a Note and RPBLs (both defined above) with certain related parties.
16. Subsequent Events
The Company has evaluated subsequent events through March 31, 2021, the date the financial statements were issued.
In January 2021, we issued 2,670,121 shares of our common stock pursuant to the terms of our at-the-market offering and Sales Agreement with Ascendiant, as noted in Note 11 above. Aggregate net cash proceeds received totaled $5,058 and transaction costs were $156.
In February 2021, we entered into an underwriting agreement with Northland Securities, Inc. and Roth Capital Partners, LLC, relating to an underwritten public offering to which we issued 11,761,111 shares of our common stock at an offering price of $2.25 per share. Aggregate net proceeds totaled $24,722 and transaction costs were $1,740.
As a result of the fundraising events above, the holder of our 2020 Convertible Notes elected to require us to use forty percent (40%) of the net proceeds satisfy obligations under the 2020 Convertible Notes. The redemption obligation satisfied the full balance of the 2020 Convertible Notes outstanding as of the redemption date, notwithstanding future payments the investor could initiate pursuant to the Investor Note that would further result unrestricted Series B Note principal to be due and outstanding. We paid approximately $11,507, to which $5,541 was to pay the then outstanding principal on the 2020 Senior Convertible Notes, $349 for interest and make-whole and $5,717 to loss on extinguishment of debt. Furthermore, as a result of the underwritten equity raise, the conversion price of the 2020 Convertible Notes decreased from $3.00 to $2.25 per share and the exercise price per share of the warrants decreased from $4.00 per share to $2.25 per share.
In March 2021, the noteholder voluntarily prepaid an aggregate of $10,250 pursuant to the terms of the Investor Note. As a result, we received cash proceeds of $10,250 and this amount of principal of the Series B Note, along with $820 of original issue discount became "unrestricted" and outstanding. After the aforementioned aggregate payments on the Investor Note, there is no unrestricted balance remaining under of the Series B Note.
On March 25, 2021, we delivered a Company Optional Redemption Notice to the holder of our Series B Note exercising our right to redeem and fully satisfy all obligations under the Series B note on April 5, 2021.
On March 16, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Irvine, California. The term of the sublease commences on April 1, 2021 and terminates on March 31, 2025. The subtenant will pay us base rent in an initial amount of approximately $17 per month, which is subject to certain discounts throughout the lease, as well as rent escalations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Reference is made to Item 4.01 on the Company’s Current Report on Form 8-K filed with the SEC on January 2, 2019 regarding changes in accounting firm and is hereby incorporated by reference.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.
Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2020.
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
Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
On March 24, 2021, Ms. Blythe Masters notified the Company of her resignation from our board of directors (the “Board”) and from the Audit Committee of the Board, to be effective May 1, 2021. Ms. Masters serves as chairperson of our Board and Audit Committee. Ms. Master’s resignation is related to anticipated increased responsibilities arising from her nomination to the Credit Suisse board and is not due to any disagreement with the Company, its management, the Board or any committee thereof, or with respect to any matter relating to our operations, policies or practices. Ms. Masters will continue to serve as a strategic advisor to the Company.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information required by this item will be set forth in our proxy statement for our 2020 Annual Meeting of Stockholders ("2021 Proxy Statement") or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020 and is incorporated herein by reference.
Item 11. Executive Compensation.
Information required by this item will be set forth in our 2021 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020 and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information required by this item will be set forth in our 2021 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020 and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by this item will be set forth in our 2021 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020 and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
Information required by this item will be set forth in our 2021 Proxy Statement or an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days of our fiscal year ended December 31, 2020 and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as part of this Annual Report:
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

4.11	Form of Convertible Promissory Note (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 5, 2019.)
4.12	Form of Promissory Note (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on November 21, 2019).
4.13	Form of Note, dated April 9, 2020, between the Company and JPMorgan Chase (Incorporated by reference to Exhibit 4.1 of the Registrants Form 8-K filed with the SEC on April 16, 2020.
4.14
Form of Senior Convertible Note, dated March 20, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 4.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).

4.15*	Description of Securities.
10.1
Form of Indemnification Agreement between Phunware and its directors and officers (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).

10.2+
Phunware, Inc. 2018 Equity Incentive Plan, Amended and Restated as of December 4, 2020 (Incorporated by reference to Annex A of the Registrant's Schedule 14A (File No. 001-37862), filed with the SEC on October 16, 2020).

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

10.21+	Employment Agreement between the Registrant and Alan Knitowski (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.22+	Employment Agreement between the Registrant and Matt Aune (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.23+	Employment Agreement between the Registrant and Randall Crowder (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.24+	Employment Agreement between the Registrant and Luan Dang (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.25	Form of Securities Purchase Agreement, dated March 19, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
10.26	Form of Registration Rights Agreement, dated March 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
10.27
Form of Security Purchase Agreement, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.28
Form of Series A Senior Convertible Note , dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.29
Form of Series B Senior Convertible Note, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.30
Form of Note Purchase Agreement , dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.31
Form of Secured Promissory Note, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.32
Form of Master Netting Agreement, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.33
Form of Warrant to Purchase Common Stock, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.34
Form of Registration Rights Agreement, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.8 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.35
At-The-Market Issuance Sales Agreement, by and between Phunware, Inc. and H.C. Ascendiant Capital Markets, LLC, dated August 14, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on August 14, 2020).

10.36
Settlement Agreement and Mutual General Release, dated October 9, 2020, between the Company, Uber Technologies, Inc., and certain Individual Defendants (Incorporated by reference to Exhibit 10.12 of the Registrants Form 10-Q (File No. 001-37862), filed with the SEC on November 12, 2020).

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

21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: March 31, 2021	By:	/s/ Alan S. Knitowski
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2021	By:	/s/ Matt Aune
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Alan S. Knitowski and Matt Aune, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan S. Knitowski	Chief Executive Officer and Director	March 31, 2021
Alan S. Knitowski	(Principal Executive Officer)

/s/ Matt Aune	Chief Financial Officer	March 31, 2021
Matt Aune	(Principal Accounting and Financial Officer)

/s/ Keith Cowan	Director	March 31, 2021
Keith Cowan

/s/ Randall Crowder	Chief Operating Officer and Director	March 31, 2021
Randall Crowder

/s/ Eric Manlunas	Director	March 31, 2021
Eric Manlunas

/s/ Lori Tauber Marcus	Director	March 31, 2021
Lori Tauber Marcus

/s/ Blythe Masters	Director	March 31, 2021
Blythe Masters

/s/ Kathy Tan Mayor	Director	March 31, 2021
Kathy Tan Mayor

/s/ George Syllantavos	Director	March 31, 2021
George Syllantavos