Form 10-K/A
period 2020-12-31
Phunware, Inc.
filed 2021-04-30
CIK 1665300

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
As of April 23, 2021, 71,211,858 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

2

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on March 31, 2021 (the “Original Filing”) by Phunware, Inc. (“Phunware”, the “Company”, “we”, “us”, or "our"), a Delaware corporation.

We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020. The reference on the cover page of the 2020 Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the 2020 Form 10-K is hereby deleted. Items 10, 11, 12, 13 and 14 of Part III of the 2020 Form 10-K are amended and restated in their entirety as set forth in this Amendment.

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

Except as described above, no other changes have been made to the 2020 Form 10-K. This Amendment does not reflect events occurring after the March 31, 2021 filing of the 2020 Form 10-K or modify or update the disclosures contained in the 2020 Form 10-K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment should be read in conjunction with the 2020 Form 10-K and with our filings with the SEC subsequent to the 2020 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the current ages and the names and positions of our executive officers and directors as of December 31, 2020:

Name	Age	Position
Executive Officers
Alan S. Knitowski	51	Chief Executive Officer and Director
Matt Aune	45	Chief Financial Officer
Randall Crowder	40	Chief Operating Officer and Director
Luan Dang	49	Chief Technology Officer

Non-Employee Directors
Keith Cowan(1)(3)	64	Director
Eric Manlunas(1)(2)	53	Director
Lori Tauber Marcus(2)(3)	58	Director
Blythe Masters(1)	52	Director (Chairperson)
Kathy Tan Mayor(1)(3)	44	Director
George Syllantavos(2)	56	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

On March 24, 2021, Ms. Masters notified the Company of her resignation from our Board and Audit Committee effective May 1, 2021.

On April 30, 2021, the Board of Directors (the "Board") appointed Mr. Cowan to serve as Interim Chairperson of our Board effective May 1, 2021, the effective date of Ms. Masters' resignation. In connection with assuming the Chairperson position, Mr. Cowan stepped down as Chairperson, but remains a member of, the Nominating and Corporate Governance Committee. The Board added Mr. Manlunas to the Nominating and Corporate Governance Committee and appointed him Chairperson of that committee. Mr. Manlunas was also appointed to serve as Chairperson of the Audit Committee as a result of Ms. Masters' resignation.

Executive Officers

Each of our executive officers serves at the discretion of the Board and will hold office until his successor is duly appointed and qualified or until his earlier resignation or removal. The following biographical descriptions set forth certain information with respect our named executive officers based on information furnished to us by each such officer.

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
We believe Mr. Knitowski is qualified to serve as a member of the Board because as co-founder he has extensive knowledge of the Company and because of his comprehensive background in information technology.

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

Keith Cowan is an experienced executive officer, board member, advisor and investor. Since August 2020, he has been the Chief Development Officer of Rivada Networks LLC. Since 2013, he also has been CEO of Cowan Consulting Corporation, which provides strategic advisory services to various companies in multiple industries, and since September 2019, he has been CEO of NVR3, LLC (doing business as Venadar), a subsidiary of Cowan Consulting Corporation that provides outsourced corporate development services to large corporate enterprises seeking to innovate and grow through partnerships with, investments in and acquisitions of, emerging and innovative growth companies. From 2007 to 2013, Mr. Cowan was President of Strategic Planning and Corporate Initiatives for Sprint Corporation. From 1996 to 2006, he served in multiple roles at BellSouth Corporation, including Chief Development Officer, President of Marketing & Product Management, and Chief Network Field Officer. From 1982 to 1996, Mr. Cowan was partner at Alston & Bird LLP. He has served as a board member for

Globalstar (NYSE: GSAT) since December 2018, Vice Chairman of Fox Theatre in Atlanta since 2006, Chairman of the Morehead-Cain Scholarship Fund since 2010, a Trustee of the Loomis Chaffee School since 2014, and Vice Chairman of the Georgia Intellectual Property Alliance since 2018. Mr. Cowan holds a BA in Economics and Political Science from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar and a JD from the University of Virginia School of Law.

We believe Mr. Cowan is qualified to serve as a member of the Board due to his strategic planning, corporate development, mergers and acquisition and legal experience, as well as his board service and advisory roles with both public and private companies. Mr. Cowan has been a member of our Board since December 2018.

Eric Manlunas is the founder and managing partner of Wavemaker Partners, an early-stage cross border venture capital firm he founded in 2003 that’s dual headquartered in Los Angeles and Singapore. He is a two-time start-up entrepreneur turned venture capitalist as an early investor in over 300 early-stage businesses. Prior to becoming a venture capitalist Mr. Manlunas founded two technology start-ups, one in e-Commerce (Interfoods.com) in 1996 and the other in Internet services (Sitestar) in 1999, both of which were successfully built and eventually sold to strategic buyers. Mr. Manlunas previously served on Phunware's board from December 2015 until December 2018. Since July 2008, Mr. Manlunas has also served on the board of PhilDev, a civic and social organization enabling success through education, innovation and entrepreneurship. Mr. Manlunas began his career as a consulting associate with Arthur Andersen’s retail management consulting division from 1991-1995. He holds an M.B.A. from Pepperdine University and an undergraduate degree in Communications from Florida International University.

We believe Mr. Manlunas is qualified to serve as a member of the Board due to his vast experience in digital and information technology companies and prior board experience with the Company. Mr. Manlunas rejoined our Board in December 2019.

Lori Tauber Marcus combines strategic vision, strong business and general management acumen with direct-to-consumer expertise in e-commerce, digital marketing and social media to grow consumer-facing businesses worldwide. In addition to serving on the Board of the Company, Ms. Marcus is a member of the board of directors of Golub Corporation (DBA Price Chopper and Market 32 Grocery Stores), and DNA Diagnostics Center (DDC). Ms. Marcus chairs the Golub Corporation Compensation Committee, is a member of its Governance Committee and previously served on the Trust Committee. She previously served as chairperson of the DDC board of directors. Ms. Marcus also serves on the advisory boards of several privately-owned founder-led companies. Until 2020, Ms. Marcus was a board member of Talalay Global, a privately held manufacturer of premium bedding. She is active in community service and since 2016 has served as a director for SHARE, a women’s cancer support organization. As Vice Chair of the board of directors of the Multiple Myeloma Research Foundation (MMRF), she serves as an ex officio member of the Audit, Board Development, Programming and HR Committees and chairs the Resource and Development Committee. She has served on the MMRF board since 2004. Ms. Marcus founded Courtyard Connections, LLC in 2015, and since 2017 she has worked with the Harvard Business School’s Kraft Precision Medicine Accelerator as Chair of the Direct-to-Patient Initiative. Having recently completed her assignment there, she now serves as an advisor to the newly formed HBS Kraft Leadership Forum. In 2016, Ms. Marcus served as Interim CMO for Peloton Interactive, where she was the leader of brand strategy, integrated marketing, public relations, acquisition marketing, loyalty, retention/engagement and email marketing, social media, creative services and advanced analytics. From 2013 to 2015, Ms. Marcus was the Executive Vice President and Chief Global Brand and Product Officer at Keurig Green Mountain, Inc. (formally NASDAQ: GMCR). From 2011 to 2012, she was CMO at The Children’s Place (NASDAQ: PLCE). Before becoming a chief marketing officer, Ms. Marcus had a 24-year career with PepsiCo, from 1987 to 2011 that included holding national and global Senior Vice President and general management roles. Ms. Marcus holds a BSE from The Wharton School, University of Pennsylvania.

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

Blythe Masters is an experienced financial services and technology executive and currently an Industry Partner at the private equity and venture capital firm Motive Partners. From March 2015 until December 2018, she was the CEO of Digital Asset Holdings, LLC, a provider of the world's leading smart contract modeling language, DAML, serving customers including the Australian Securities Exchange (ASX). Ms. Masters was previously a senior executive at J.P. Morgan Chase & Co., which she left after 27 years in 2014, following the sale of the physical commodities business which she built. Ms. Masters was a member of the Corporate & Investment Bank Operating Committee and the firm's Executive Committee. Positions at J.P. Morgan included Head of Global Commodities, Head of Corporate & Investment Bank Regulatory Affairs, CFO of the Investment Bank, Head of Global Credit Portfolio and Credit Policy & Strategy, Head of North American Structured Credit Products, Co-Head of Asset Backed Securitization and Head of Global Credit Derivatives Marketing. Ms. Masters has held a number of board positions throughout her career. She has served as an advisory board member of Figure and MAXEX, LLC since March 2019 and September 2019, respectively. She is also a non-executive director of OpenBank since January 2020, as well as a non-executive director of A.P. Moller since March 2020. In addition, she has served as chairperson of the board of directors of the Hyperledger Project, a collaborative effort created to advance blockchain technology, from January 2016 until January 2019. She is the former chairperson of the Global Financial Markets Association (GFMA), having served on this board from 2009 to 2014. Further, Ms. Masters served as chairperson of the on the board of the Securities Industry and Financial Markets Association (SIFMA), having served on this board from 2004 to 2014. She is a member of the IMF's High Level Advisory Group on Finance and Technology, the Brookings Institution Taskforce on Financial Stability and P.R.I.M.E. Finance (the Hague-based Panel of Recognized International Market Experts in Finance). Ms. Masters has a B.A. in economics from the University of Cambridge.

We believe Ms. Masters is qualified to serve as a member of the Board due to her expertise in the banking, finance and financial technology sectors, including her knowledge of financial statements, as well as her current and former experience on boards of directors of other companies. Ms. Masters has been a member of our Board since December 2019 and Chairperson of our Board since March 2020. On March 24, 2021, Ms. Masters notified the Company of her resignation from our Board and Audit Committee effective May 1, 2021.

Kathy Tan Mayor has held numerous leadership positions in business development, retail marketing, loyalty marketing, and digital marketing technology. She is currently the Chief Commercial Officer of Nutrient Foods, a company that offers nutrient-dense meals. From 2018 to 2020, Ms. Mayor was the Chief Marketing Officer of BoxyCharm, a beauty subscription service company located in South Florida. From 2016 to 2018, Ms. Mayor was the Chief Digital Officer across the 10 portfolio brands of Carnival Corporation and the Chief Marketing Officer of Carnival Cruise Line. From 2008 to 2016, Ms. Mayor held a number of positions at Las Vegas Sands Corporation including a number of vice president and senior vice president roles in strategy and marketing. From 2005 to 2008, she held multiple director positions with Caesar Entertainment Corporation. Prior to that Ms. Mayor worked for McKinsey & Company and Proctor & Gamble in Southeast Asia. Ms. Mayor has a B.S. in Management Engineering from Ateneo de Manila University and an MBA from Harvard Business School.

We believe Ms. Mayor is qualified to serve as a member of the Board due to her marketing and digital and information technology experience. Ms. Mayor has been a member of our Board since December 2018.

George Syllantavos served as co-Chief Executive Officer, Chief Financial Officer, Secretary and Director of our predecessor, Stellar Acquisition III, Inc., from December 2015 until its business combination with Phunware in December 2018. Mr. Syllantavos co-founded in February 2013 and is Chief Executive Officer of, Nautilus Energy Management Corp. (not affiliated with Nautilus Offshore Services Inc.), a maritime energy services company involved in maritime project business development and ship management focusing on the offshore supply and gas sectors. From September 2009 to December 2016, he was the President, Secretary, Treasurer and sole director of BTHC X, Inc. (OTCBB: BTXI) and has been serving on the company’s board of directors since its merger with iOra Software Ltd. From May 2011 until February 2013, Mr. Syllantavos co-founded and served as Co-CEO and CFO of Nautilus Marine, a special purpose acquisition company that completed an initial public offering on July 16, 2011 and was listed on Nasdaq. He served as the CFO of Nautilus Offshore Services Inc., an offshore service vessel owner and the successor of Nautilus Marine, from February 2013 until April 2014. From November 2007 to August 2011, he served as Chief Financial Officer, Secretary and Director of Star Bulk Carriers Corp., a dry-bulk ship-

owning company. Prior to his positions at Star Bulk Carriers Corp, Mr. Syllantavos has held multiple executive, director and leadership roles in the maritime and shipping, aviation, energy, and telecommunications industries. Mr. Syllantavos has a B.Sc. in Industrial Engineering from Roosevelt University in Chicago and an M.B.A. in Operations Management, International Finance and Transportation Management from the Kellogg Graduate School of Management at Northwestern University.

We believe Mr. Syllantavos is well-qualified to serve as a member of the Board due to his public company experience, business leadership, and operational experience, including his experience serving as a chief financial officer of a public company and on the board of directors of a public company.

Additional Information

On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. Mr. Knitowski has been named as a cross-defendant in the Company's litigation with Uber Technologies, Inc. The Company and the individual defendants, including Mr. Knitowski, settled the lawsuit in October 2020.

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

The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring. The following sets forth our Board classes after the resignation of Ms. Masters, who is a Class I director, on May 1, 2021:

•the Class I directors are currently Keith Cowan and Eric Manlunas, and their terms will expire at the 2022 Annual Meeting of Stockholders;
•the Class II directors are currently Lori Tauber Marcus and Kathy Tan Mayor, and their terms will expire at the 2023 Annual Meeting of Stockholders; and
•the Class III directors are currently Randall Crowder, Alan S. Knitowski and George Syllantavos, and their terms will expire at the 2021 Annual Meeting of Stockholders.

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

On December 26, 2019, the Board of Directors of the Company increased the size of the Board to eight (8) directors, comprised of three (3) Class I directors, two (2) Class II directors, and three (3) Class III directors. Ms. Masters’ resignation will leave one Class I director vacancy as of May 1, 2021.

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

Audit Committee

Our Board maintains an Audit Committee which reviews and reports to the Board on various auditing, internal control and accounting matters, including the quarterly reviews and annual audit report from our independent auditor. During 2020, the Audit Committee consisted of Messrs. Cowan and Manlunas and Mses. Masters and Mayor, each of whom is a non-employee member of the Board, with Ms. Masters serving as Chairperson. Our Board determined that Ms. Masters qualifies as an "audit committee financial expert" as defined under applicable SEC rules and satisfies the financial sophistication requirements of Nasdaq. Ms. Masters’ resignation will leave the Company without a designated "audit committee financial expert" until such time as the Board determines that a member of the audit committee so qualifies. On April 30, 2021, Mr. Manlunas was appointed to succeed Ms. Masters as Chairperson of the Audit Committee.

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

Nominating and Corporate Governance Committee

During 2020, Mr. Cowan and Mses. Marcus and Mayor, each of whom is a non-employee member of our Board, served on our Nominating and Corporate Governance Committee with Mr. Cowan as the Chairperson. On April 30, 2021, as a result of being appointed Chairperson of our Board, Mr. Cowan stepped down as Chairperson, but remains a member of, the Nomination and Corporate Governance Committee. Mr. Manlunas was added to the Nominating and Corporate Governance Committee and appointed to serve as Chairperson on April 30, 2021. We have determined that each member of our Nominating and Corporate Governance Committee meets the requirements for independence under the rules of Nasdaq. The Nominating and Corporate Governance Committee is responsible for, among other things:

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

Non-Employee Director Compensation

In 2019, we implemented a formal policy pursuant to which our non-employee directors would be eligible to receive equity awards and cash retainers as compensation for service on the Board and its committees. We also reimburse our directors for reasonable travel expenses associated with attending meeting of the Board and meetings of its committees.

Director Compensation

The following table sets forth certain information with respect to the compensation for our directors, excluding reasonable travel expenses for the year ended December 31, 2020.

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)	Total ($)
Keith Cowan	45,000	—	45,000
Eric Manlunas	42,500	—	42,500
Lori Tauber Marcus	43,000	—	43,000
Blythe Masters	57,000	156,904	213,904
Kathy Tan Mayor	40,500	—	40,500
George Syllantavos	35,000	—	35,000

(1)
Mr. Crowder and Mr. Knitowski serve as a members of the Board, however, they do not receive any additional compensation for the services they provide as directors. For information on Mr. Crowder and Mr. Knitowski's compensation, please refer to “Executive Compensation” in this Report.

(2)	During 2020 our Board elected to receive restricted stock units in lieu of cash compensation payments. The amount of restricted stock units received were based upon the compensation earned during each quarter divided by the volume weighted average price of the Company's stock on the payment date. The restricted stock unit grants made in lieu of cash compensation vested immediately.
(3)
This column reflects the aggregate grant date fair value of restricted stock units granted during 2020 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2020. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

Outstanding Equity Awards at Fiscal Year-End

All equity awards granted to our non-employee members of the Board as of December 31, 2020 had vested as of this date.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2020, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except for a late Form 3 filing by Blythe Masters to report initial holdings dated January 6, 2020 and a late Form 4 filing by George Syllantavos to report the sales of shares of common stock dated May 29, 2020.

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

Item 11. Executive Compensation.

Phunware’s named executive officers for 2020, which consist of the person who served as our principal executive officer during 2020 and the next two most highly compensated executive officers who served as executive officers in 2020, are as follows:

Alan Knitowski, our Chief Executive Officer;

Matt Aune, our Chief Financial Officer; and

Randall Crowder, our Chief Operating Officer.

.
Summary Compensation Table

The following table sets forth information regarding the total compensation of our named executive officers for the last two fiscal years ended December 31, 2020 and 2019:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Alan Knitowski, Chief Executive Officer	2020	375,000	225,000	—	17,541	617,541
	2019	375,000	225,000	1,293,830	17,541	1,911,371
Matt Aune, Chief Financial Officer(4)	2020	275,000	137,500	—	21,653	434,153
	2019	275,000	137,500	920,330	21,653	1,354,483
Randall Crowder, Chief Operating Officer(5)	2020	300,000	150,000	252,638	6,025	708,663
	2019	300,000	150,000	546,830	6,025	1,002,855

(1)	Reflects actual earnings, which may differ from approved based salaries due to the effective date of salary increases.
(2)	Amounts represent the aggregate grant date fair value of stock options or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. The actual value realized by the named executive officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date such stock is sold.
(3)	Amounts shown in this column include contributions Phunware made on behalf of the named executive officer for inclusion in our medical benefits programs.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2020:

		Options Awards				Restricted Stock Unit Awards
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Name		Exercisable	Unexercisable
Alan Knitowski	1/8/2018	233,886	—	0.61	1/8/2028	—		—
	7/30/2019	—	—	—	—	262,500	(1)	330,750
Matt Aune	1/8/2018	114,750	—	0.61	1/8/2028	—		—
	10/6/2015	22,950	—	0.5229	10/6/2025	—		—
	9/10/2013	22,950	—	1.3035	9/10/2023	—		—
	3/8/2013	4,590	—	0.5532	3/8/2023	—		—
	7/30/2019	—	—	—	—	131,250	(2)	165,375
Randall Crowder	2/14/2018	229,500	—	0.61	2/14/2028	—		—
	5/1/2020	—	—	—	—	375,000	(3)	472,500

(1)	Mr. Knitowski was granted 450,000 restricted stock units on July 30, 2019. The restricted stock units will vest at various rates with of 1/4th vesting on May 18, 2020, and thereafter at a rate of 1/12th on the following vesting dates; August 18 2020, November 18, 2020, May 18, 2021, August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022 and May 18, 2023, subject to the individuals continue employment with the Company on each such vesting date.
(2)	Mr. Aune was granted 225,000 restricted stock units on July 30, 2019. The restricted stock units will vest at various rates with of 1/4th vesting on May 18, 2020, and thereafter at a rate of 1/12th on the following vesting dates; August 18 2020, November 18, 2020, May 18, 2021, August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022 and May 18, 2023, subject to the individual's continue employment with the Company on each such vesting date.
(3)	Mr. Crowder was granted 375,000 restricted stock units on May 1, 2020. The restricted stock units will vest at various rates with 1/4th vesting on May 18, 2021, and thereafter at a rate of 1/12th on the following vesting dates: August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022, May 18, 2023, August 18,, 2023, November 18, 2023 and May 18, 2024, subject to the individual's continued employment with the Company on each such vesting date.

Executive Employment Agreements

Summary

We have entered into employment agreements with each of our named executive officers noted above. The employment agreements generally provide for at-will employment and set forth each named executive officer's initial base salary, bonus target, severance eligibility and eligibility for other standard employee benefit plan participation. Each of these employment agreements also provided for certain potential payments and acceleration of equity upon a termination without cause or termination in connection with a change of control of the Company.

Severance

Pursuant to the employment agreements, certain current and future significant employees, including the named executive officers identified above, are eligible for severance benefits under certain circumstances.

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

Under the employment agreements, if a participating individual is terminated by the Company without cause or resignation for good reason (as defined in the employment agreement) during the three months before or in the year after a Change in Control (as defined in the employment agreement), it would constitute a termination within the Change in Control Period.

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

Mr. Knitowski is eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control:

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

Termination without Cause or Resignation for Good Reason During the Change in Control Period

In the case of a Change in Control (as defined in the employment agreement), if either Mr. Aune or Mr. Crowder is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:
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

Change in Control Vesting Acceleration

The employment agreement for Mr. Knitowski provides a Change of Control accelerated vesting provision such that in the event of a Change in Control that occurs while an employee with the Company, 100% of any equity awards held as of the closing of the Change of Control will vest and become fully exercisable (to the extent possible) as of the closing of the Change of Control. With request to equity awards granted on or after the effective date of the employment agreement but granted prior to the closing of a Change of Control, the same vesting acceleration provision provided in the prior sentence will apply to such equity awards, expect to the extent provided in the applicable equity award agreement by explicit reference to the employment agreement.

Executive Bonus Plan

Each of our named executive officers participated in our Senior Staff Bonus Plan. The Senior Staff Bonus Plan provided for bonus payments to eligible employees. The target bonuses for each named executive officer under the Senior Staff Bonus Plan for the year ended December 31, 2020 are as follows: Mr. Knitowski: $225,000; Mr. Aune: $137,500; and Mr. Crowder: $150,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

Information set forth under the subheading "Securities Authorized for Issuance Under Equity Compensation Plans" included in Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on March 31, 2021 is incorporated herein by reference.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 23, 2021, for:

•each stockholder known to us to be beneficial owner of more than 5% of our outstanding shares of common stock;
•each of our directors and director nominees;
•each of our named executive officers; and
•all of our current directors, director nominees and named executive officers as a group.

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

Applicable percentage ownership is based on 71,211,858 shares of our common stock outstanding as of April 23, 2021. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of April 23, 2021. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 7800 Shoal Creek Blvd, Suite 230-S, Austin, TX 78757.

Name of Beneficial Owner	Shares(1)	Percentage
CVI Investments, Inc.(2)	3,920,370	5.5%
Altium Capital Management, LP(3)	3,696,867	5.2%
Ayrton Capital, LLC(4)	3,920,370	5.5%
Named Executive Officers and Directors:
Alan Knitowski(5)	1,299,586	1.8%
Matt Aune(6)	357,551	0.5%
Randall Crowder(7)	442,996	0.6%
Keith Cowan(8)	200,497	0.3%
Eric Manlunas(9)	1,421,439	2.0%
Lori Tauber Marcus(10)	198,162	0.3%
Blythe Masters(11)	197,157	0.3%
Kathy Tan Mayor(12)	192,992	0.3%
George Syllantavos(13)	1,552,878	2.2%
All named executive officers and directors as a group (9 persons)(14)	5,863,258	8.1%

(1)
The percentage of beneficial ownership on the record date is calculated based on 71,211,858 shares of our common stock as of April 23, 2021, adjusted for each owner’s options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of April 23, 2021, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

(2)
Based on a Schedule 13G filed with the SEC on February 24, 2021. Includes 3,920,370 shares held of record by CVI Investments, Inc, whose address is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman KY1-1104, Cayman Islands. Heights Capital Management, Inc. which serves as the investment manager to CVI Investments, Inc., may be deemed to be the beneficial owner of all shares owned by CVI Investments, Inc. The address for Heights Capital Management, Inc. is 101 California Street, Suite 3250, San Francisco, CA 94111.

(3)
Based on a Schedule 13G filed with the SEC on February 22, 2021. Includes 3,696,867 shares held of record by Altium Capital Management, LP. Altium Capital Management, LP is the investment adviser of, and may be deemed to beneficially own the securities held by Altium Capital Management, LP. Altium Growth GP, LLC is the general partner of, and may be deemed to beneficially own the securities held by Altium Capital Management, LP. The address and principal office of each entity is 152 West 57th Street, FL 20, New York, NY 10019.

(4)
Based on a Schedule 13G filed with the SEC on February 22, 2021. Includes 3,920,370 shares held of record by Aryton Capital, LLC ("Ayrton"). Alto Opportunity Master Fund, SPC - Segregated Master Portfolio B ("Alto") is a private investment vehicle for which Aryton serves as the investment manager and Waqas Khatri serves as the managing member. Each Aryton, Alto, and Mr. Khatri disclaims beneficial ownership of the shares reported herein except to the extent of their pecuniary interest therein.The address for Alto is Suite #7, Grand Pavilion Commercial Center, 802 West Bay Road, Grand Cayman, P.O. Box 10250, Cayman Islands. The address for Ayrton Capital, LLC is 55 Post Road West, 2nd Floor, Westport, CT 06880.

(5)
Consists of (i) 442,611 shares held of record by Mr. Knitowski; (ii) 539,867 shares held of record by Cane Capital, LLC, for which Mr. Knitowski serves as president; (iii) 12,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 1), for which Mr. Knitowski serves as co-president; (iv) 20,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 2), for which Mr. Knitowski serves as co-president; (v) 11,750 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 3), for which Mr. Knitowski serves as co-president; (vi) 1,972 shares held of record by Knitowski Childrens Trust, for which Mr. Knitowski serves as president; (vii) 233,886 shares subject to options exercisable and vested as of April 23, 2021; and (viii) 37,500 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.

(6)
Consists of (i) 173,561 shares held of record by Mr. Aune; (ii) 165,240 shares subject to options exercisable and vested as of April 23, 2021; and (iii) 18,750 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.

(7)
Consists of (i) 157,997 shares held of record by Mr. Crowder; (ii) 229,500 shares subject to option exercisable within 60 days of April 23, 2021, of which 191,249 had vested as of such date; and (iii) 93,750 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.

(8)	Consists of (i) 173,323 shares held directly by Mr. Cowan and (ii) 27,174 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.
(9)
Consists of (i) 161,539 shares held directly by Mr. Manlunas; (ii) 555,007 shares held of record by Wavemaker Partners II LP (f/k/a Siemer Ventures II LP), for which Mr. Manlunas serves as managing partner; (iii) 329,037 shares held of record by Kmeleon International Limited, for which Mr. Manlunas serves as managing partner; (iv) 184,296 shares held of record by Wavemaker Phunware Partners LP, for which Mr. Manlunas serves as managing partner; (v) 164,386 shares held of record by Wavemaker Partners III LP, for which Mr. Manlunas serves as managing partner; and (vi) 27,174 shares subject to vesting for restricted stock units within 60 days of April 23, 2021. The address for these entities is 1438 Ninth Street, Suite 600, Santa Monica, CA 90401.

(10)	Consists of (i) 170,988 shares held directly by Ms. Marcus and (ii) 27,174 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.
(11)	Consists of (i) 197,157 shares held directly by Ms. Masters.
(12)	Consists of (i) 165,818 shares held directly by Ms. Mayor and (ii) 27,174 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.
(13)
Consists of (i) 118,268 shares held directly by Mr. Syllantavos; (ii) 1,407,436 shares held of record by Magellan Investments Corp., for which Mr. Syllantavos is the sole shareholder; and (iii) 27,174 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.

(14)
Consists of (i) 4,987,013 shares held of record by our current directors and executive officers; (ii) 628,626 shares subject to options exercisable within 60 days of April 23, 2021, of which 590,375 had vested as of such date; and (iii) 285,870 shares subject to vesting for restricted stock units within 60 days of April 23, 2021.

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

Related Person Transaction

Transfer Sponsor Warrant Notes. As consideration for certain warrants transferred to Phunware stockholders, a promissory note (the “Transfer Sponsor Warrant Note”) was issued to entities in which Mr. Syllantavos has an interest. The amount of the note was $1,993,000, which represented $0.50 per warrant transferred to former stockholders of Phunware. The Transfer Sponsor Warrant Note bore no interest. The warrants have an exercise price of $11.50 per share. The Transfer Sponsor Warrant Note was to mature on December 26, 2019. The Transfer Sponsor Warrant Note was waived and forgiven by the noteholders on January 15, 2019.

Assumed Payables. The Company assumed $255,000 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of Mr. Syllantavos.

Phunware Notes. On November 15, 2019, the Company issued a promissory note in the principal amount of $195,000, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors.

Related Party Bridge Loans. In the first quarter of 2020, various related parties loaned the Company $560,000. The Related Party Bridge Loans ("RPBLs") have an interest of 10% per annum and were due to mature on November 14, 2024. The RPBLs were made in the following amounts by the following related parties: (i) $204,000 by Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer; (ii) $151,000 by Curo Capital Appreciation Fund, LLC, an entity in which Alan S. Knitowski, the Company's Chief Executive Officer and Luan Dang, our Chief Technology Officer serve as co-presidents; (iii) $155,000 by various individuals associated by familiar relationship with Alan S. Knitowski, our Chief Executive Officer; and (iv) $50,000 by Luan Dang, the Company's Chief Technology Officer. As of December 31, 2020, the RPBLs have been paid in full with no early payment penalty.

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

Lead Independent Director

We believe that the structure of our board of directors and committees provides strong overall management. The Chair of our board of directors and our Chief Executive Officer roles have historically been separate. Mr. Knitowski has served and will continue to serve as our Chief Executive Officer and until her departure on May 1, 2021, Ms. Masters will serve as Chair of our Board. As described above, Mr. Cowan was selected by the Board on April 30, 2021 to succeed Ms. Masters as Chair. This structure is intended to enable each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our board of directors monitors the content, quality and timeliness of information sent to our board of directors and is available for consultation with our board of directors regarding the oversight of its business affairs. Our independent directors bring experience, oversight and expertise from outside of Phunware, while Mr. Knitowski brings company-specific experience and expertise. As one of the founders of Phunware, we believe Mr. Knitowski is best positioned to identify strategic priorities, lead critical discussion and execute our business plans. Notwithstanding the foregoing, our bylaws stipulate that if at any time the office of the chairperson of the Board is not filled, our Chief Executive Officer shall perform the duties and exercise the powers of the Chair of our Board unless otherwise determined by the Board.

Limitation on Liability and Indemnification Matters

As permitted under Delaware law, our certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents, to the fullest extent permitted by Delaware law. Delaware law prohibits our certificate of incorporation from limiting the liability of our directors for any of the following:

• any breach of a director’s duty of loyalty to us or to our stockholders;
• acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
• unlawful payment of dividends or unlawful stock repurchases or redemptions; and
• any transaction from which a director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our certificate of incorporation will not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies, such as injunctive or other forms of non-monetary relief, remain available under Delaware law. This provision also will not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws. Under our amended and restated bylaws, we will also be empowered to purchase insurance on behalf of any person whom we are required or permitted to indemnify.

In addition to the indemnification required in our certificate of incorporation and amended and restated bylaws, we have entered into an indemnification agreement with each member of our board of directors. These agreements provide for the indemnification of our directors, officers and some employees for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of our company, or any of our subsidiaries, by reason of any action or inaction by them while serving as a director, officer, employee, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. In the case of an action or proceeding by or in the right of our company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification. We believe that these charter and bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our certificate of incorporation and amended and restated bylaws may discourage stockholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our stockholders. Moreover, a stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal years indicated below:

	Fiscal Year Ended
	2020	2019
Audit Fees(1)	$337,737	$334,072
Audit-related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$337,737	$334,072

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with filing registration statements, and amendments thereto.
(2)	“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.
(3)	“Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning.
(4)	“All Other Fees” consist of the cost of a subscription to an accounting research tool.

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

PHUNWARE, INC.

Date: April 30, 2021	By:	/s/ Alan S. Knitowski
Name: Alan S. Knitowski
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2021	By:	/s/ Matt Aune
Name: Matt Aune
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)