Form 10-Q
period 2021-03-31
Phunware, Inc.
filed 2021-05-14
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2021, 71,662,933 shares of common stock, par value $0.0001 per share, were issued and outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Report, including statements regarding our future results of operations and financial position, business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except share and per share information)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$23,469	$3,940
Accounts receivable, net of allowance for doubtful accounts of $122 and $356 at March 31, 2021 and December 31, 2020, respectively	937	664
Digital currencies	1,098	—
Prepaid expenses and other current assets	794	304
Total current assets	26,298	4,908
Property and equipment, net	12	13
Goodwill	25,911	25,900
Intangible assets, net	79	111
Deferred tax asset	537	537
Restricted cash	91	91
Right-of-use asset	1,723	—
Other assets	276	276
Total assets	$54,927	$31,836
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,781	$8,462
Accrued expenses	3,190	5,353
Accrued legal settlement	3,000	3,000
Lease liability	530	—
Deferred revenue	2,180	2,397
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	10,012	4,435
Warrant liability	2,499	1,614
Total current liabilities	30,394	26,463
Long-term debt	3,741	3,762
Long-term debt - related party	195	195
Deferred tax liability	537	537
Deferred revenue	2,054	2,678
Lease liability	1,447	—
Deferred rent	—	180
Total liabilities	38,368	33,815
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2021 and December 31, 2020; 71,211,399 and 56,380,111 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	175,046	144,156
Accumulated other comprehensive loss	(328)	(338)
Accumulated deficit	(158,166)	(145,803)
Total stockholders’ equity (deficit)	16,559	(1,979)
Total liabilities and stockholders’ equity (deficit)	$54,927	$31,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenues	$1,646	$2,640
Cost of revenues	692	1,091
Gross profit	954	1,549

Operating expenses:
Sales and marketing	556	605
General and administrative	2,758	3,945
Research and development	1,052	861
Total operating expenses	4,366	5,411
Operating loss	(3,412)	(3,862)

Other expense:
Interest expense	(2,219)	(101)
Loss on extinguishment of debt	(5,768)	—
Loss on change in fair value of warrant liability	(885)	—
Other expense	(79)	—
Total other expense	(8,951)	(101)
Loss before taxes	(12,363)	(3,963)
Income tax expense	—	—
Net loss	(12,363)	(3,963)
Other comprehensive income (loss):
Cumulative translation adjustment	10	(72)
Comprehensive loss	$(12,353)	$(4,035)

Net loss per common share, basic and diluted	$(0.19)	$(0.10)

Weighted-average common shares used to compute net loss per share, basic and diluted	64,587	40,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	120	—	65	—	—	65
Release of restricted stock	183	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	14,431	1	29,704	—	—	29,705
Stock-based compensation expense	—	—	1,055	—	—	1,055
Cumulative translation adjustment	—	—	—	—	10	10
Net loss	—	—	—	(12,363)	—	(12,363)
Balance - March 31, 2021	71,204	$7	$175,046	$(158,166)	$(328)	$16,559

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	33	—	16	—	—	16
Vesting of restricted stock units	116	—	—	—	—	—
Issuance of common stock for payment of legal and board of director fees	733	—	492	—	—	492
Stock-based compensation expense	—	—	635	—	—	635
Equity classified cash conversion feature of Senior Convertible Note	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—	(72)	(72)
Net loss	—	—	—	(3,963)	—	(3,963)
Balance - March 31, 2020	40,693	$4	$129,370	$(127,567)	$(454)	$1,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(12,363)	$(3,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	49
Amortization of debt discount and deferred financing costs	1,642	13
Amortization of right-of-use asset	114	—
Loss on change in fair value of warrant liability	885	—
Impairment of right-of-use asset	77	—
Loss on extinguishment of debt	5,768	—
Bad debt recovery	(234)	(16)
Stock-based compensation	1,055	635
Changes in operating assets and liabilities:
Accounts receivable	(40)	783
Prepaid expenses and other assets	(490)	(108)
Accounts payable	(682)	851
Accrued expenses	(2,287)	643
Lease liability	64	—
Deferred revenue	(841)	(792)
Net cash used in operating activities	(7,299)	(1,905)

Investing activities
Purchase of digital currencies	(1,098)	—
Net cash provided by investing activities	(1,098)	—

Financing activities
Proceeds from borrowings, net of issuance costs	9,981	2,595
Proceeds from related party bridge loans	—	560
Payments on senior convertible notes	(11,835)	—
Net repayments on factoring agreement	—	(627)
Proceeds from exercise of options to purchase common stock	65	15
Proceeds from sales of common stock, net of issuance costs	29,705	—
Net cash provided by (used in) financing activities	27,916	2,543

Effect of exchange rate on cash and restricted cash	10	(76)
Net increase (decrease) in cash and restricted cash	19,529	562
Cash and restricted cash at the beginning of the period	4,031	362
Cash and restricted cash at the end of the period	$23,560	$924

Supplemental disclosure of cash flow information:
Interest paid	$567	$98
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock for payment of legal and board of director fees	$66	$492
Equity classified cash conversion feature of Senior Convertible Note	$—	$219
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
The balance sheet at December 31, 2020 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2021 and the results of operations for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period.
2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020, except as set forth below.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes the removal of certain exceptions to the general principles of ASC 740 and simplifies the accounting for income taxes by clarifying and amending existing guidance. We adopted the update January 1, 2021 and it did not have a material impact on our condensed consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). We adopted ASU 2016-02 effective January 1, 2021. The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. We have elected certain practical expedients permitted under the transition guidance that allows us to use the beginning of the period of adoption (January 1, 2021) as the date of initial recognition. As a result, prior period comparative financial information was not recast under the new standard and continues to be presented under the prior lease accounting standards. Other practical expedients include our election to not separate non-lease components from lease components and to not reassess lease classification, treatment of initial direct costs or whether an existing or expired contract contains a lease. We have also elected to apply the short-term lease exception for all leases, which we will not recognize right-of-use assets or lease liabilities for leases that, at the commencement date, have a term of twelve (12) months or less.
The adoption of the new lease standard on January 1, 2021, resulted in the recognition of right-of-use assets and operating lease liabilities of $2,101 on the condensed consolidated balance sheet. In connection with the adoption of this standard, short-term deferred rent of $8, which was previously recorded in accrued expenses and long term deferred rent of $180 previously recorded in deferred rent on the condensed consolidated balance sheet was offset against the right-of-use asset. The details of our right-of-use asset and lease liability recognized upon adoption of ASC 842 are set forth below:

January 1, 2021
Right-of-use asset	$2,101
Straight-line rent accrual	(188)
$1,913

Lease liability, current	$500
Lease liability, non-current	1,601
$2,101
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
The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31, 2021	December 31, 2020
Customer A	20%	—%
Customer B	19%	—%
Customer C	18%	16%
Customer D	—%	55%
Customer E	—%	13%
Customer F	25%	—%
Digital Assets
During the three months ended March 31, 2021, we purchased an aggregate of $1,098 in digital assets, comprised solely of bitcoin. We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. We have ownership of and control over our bitcoin and we may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.
We determine the fair value of our bitcoin on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is its principal market for bitcoin (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one bitcoin quoted on the active exchange since acquiring the bitcoin. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our condensed consolidated statements of operations and comprehensive loss. Impairment loss was immaterial and we did not sell any bitcoin during the three months ended March 31, 2021.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, assumptions used in Black-Scholes valuation method, such as expected volatility, risk-free interest rate and expected dividend rate, our incremental borrowing rate in determining the present value of remaining lease payments, and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the condensed consolidated financial statements.
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	March 31,
	2021	2020
Convertible notes	4,920,000	21,740
Warrants	5,996,112	3,836,112
Options	1,087,033	1,381,173
Restricted stock units	5,545,454	3,124,460
Restricted shares	574	4,689
Total	17,549,173	8,368,174
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of March 31, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital currencies	$1,098	$—	$—	$1,098
Total	$1,098	$—	$—	$1,098

Liabilities:
Warrant liability	$—	$2,499	$—	$2,499
Total	$—	$2,499	$—	$2,499

Our financial instruments measured at fair value as of December 31, 2020 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$1,614	$—	$1,614
Total	$—	$1,614	$—	$1,614
The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a smaller reporting company, the standard is currently effective for us for annual reporting periods beginning after December 15, 2022, with early adoption permitted for annual reporting periods beginning after December 15, 2019. We currently intend to adopt this new standard effective January 1, 2023. We currently do not expect the adoption of ASU 2016-13 to have a material impact on our condensed consolidated financial statements and disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and disclosures.

3. Revenue
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended March 31,
	2021	2020
Net Revenues
Platform subscriptions and services	$1,521	$2,391
Application transaction	125	249
Net revenues	$1,646	$2,640
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 99% and 90% of our net revenues from within the United States for the three months ended March 31, 2021 and 2020, respectively.

The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended March 31,
	2021	2020
Customer A	13%	—%
Customer B	15%	—%
Customer F	1%	31%
Customer G	17%	11%
Customer H	10%	9%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	March 31, 2021	December 31, 2020
Current deferred revenue
Platform subscriptions and services revenue	$2,100	$2,317
Application transaction revenue	80	80
Total current deferred revenue	$2,180	$2,397

Non-current deferred revenue
Platform subscriptions and services revenue	$2,054	$2,678
Total non-current deferred revenue	$2,054	$2,678
Total deferred revenue	$4,234	$5,075

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2021, we recognized revenue of $1,279 that was included in its deferred revenue balance as of December 31, 2020.

Remaining Performance Obligations
Remaining performance obligations were $7,768 as of March 31, 2021, of which we expect to recognize 42% as revenue over the next 12 months and the remainder thereafter.

4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth our cash and restricted cash as of March 31, 2021 and December 31, 2020:

Cash and restricted cash	March 31, 2021	December 31, 2020
Cash	$23,469	$3,940
Restricted cash	91	91
Total cash and restricted cash	$23,560	$4,031

5. Debt

The following table sets forth our various debt obligations:

	March 31, 2021	December 31, 2020
Series A Note (principal amount)	$—	$2,481
Series B Note (principal amount)	11,071	3,585
Paycheck Protection Program Loan	2,850	2,850
Convertible notes	250	250
Promissory notes	905	905
Total debt	$15,076	$10,071
Debt discount - warrants (2020 Convertible Notes)	—	(1,029)
Debt discount - issuance costs (2020 Convertible Notes)	(1,128)	(650)
Less: current maturities of long-term debt	(10,012)	(4,435)
Less: related-party debt	(195)	(195)
Long-term debt	$3,741	$3,762

2020 Convertible Notes
On July 15, 2020, we issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. We repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on a separate senior convertible note issued on March 20, 2020 to the same investor. After the payoff of the senior convertible note and deducting transaction costs, net cash proceeds to the Company was $1,751.
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

    We received cash under the Series B Note only upon cash repayment of the corresponding Investor Note. The investor, at its option and at any time, had the right to voluntarily prepay the Investor Note, in whole or in part. Until the Investor Note was repaid, the principal (and related original issue discount) of the Series B Note was considered to be "restricted." The Series B Note and the Investor Note were subject to the terms of a Master Netting Agreement between us and the investor. Upon repayment of the Investor Note, an equal amount of the Series B Note became "unrestricted" and recorded as debt in our condensed consolidated balance sheets.
As a result of multiple offerings of sales of shares of our common stock as more fully described Note 9 below, the investor elected to require us to use forty percent (40%) of the net proceeds from those offerings to satisfy obligations under the 2020 Convertible Notes. During January and February 2021, we paid approximately $11,507, of which $5,717 was recorded as a loss on extinguishment of debt.
In March 2021, the investor voluntarily prepaid an aggregate of $10,250 pursuant to the terms of the Investor Note. As a result, we received cash proceeds of $10,250 and this amount of principal of the Series B Note, along with $820 of original issue discount became "unrestricted" and outstanding. After the aggregate payments pursuant to the Investor Note by the investor to us, there was no balance outstanding under the Investor Note and no restricted balance under the Series B Note.
On March 25, 2021, we delivered a Company Optional Redemption Notice (as defined in the Series B Note) to the holder of our Series B Note exercising our right to redeem and fully satisfy all obligations under the Series B Note on April 5, 2021. See Note 13 below.
We recorded a loss on extinguishment of debt of $51 for the three months ended March 31, 2021 related to monthly installment payments made to the investor.
Warrant

In addition to the 2020 Convertible Notes, we issued a warrant exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of the Company's common stock, with a current exercise price of $2.25 per share, which decreased from $4.00 in February 2021 as a result of our underwritten public offering. The number of shares and exercise price are each subject to adjustment provided under the warrant. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

Upon issuance of the warrant, we recorded a warrant liability as a discount to the 2020 Convertible Notes. We revalued the warrant as of March 31, 2021, and accordingly recorded a loss of $885 as a result of the change in the fair value of the warrant liability for the three months ended March 31, 2021. The following table sets forth the assumptions used to calculate the fair value of our warrant liability at the respective dates:

	March 31, 2021	December 31, 2020
Strike price per share	$2.25	$4.00
Closing price per share	$1.65	$1.26
Term (years)	2.28	2.53
Volatility	150%	146%
Risk-free rate	0.17%	0.17%
Dividend Yield	—	—

Participation Rights

In addition, the Company granted the investor participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions, during the two years after the later of (a) the closing or (b) the date the Investor Note no longer remains outstanding, in an amount of up to 30% of the securities being sold in such offerings.

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, we received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by us at any time prior to the maturity with no prepayment penalties.

The principal amount of our PPP loan is subject to forgiveness under the PPP upon our request and to the extent that PPP loan proceeds were used to pay expenses permitted by the PPP. Although we currently anticipate a portion of the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven.
Convertible Notes
During April 2019, our board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share and mature on June 3, 2024. Additional information about our Convertible Notes is included in Note 8, "Debt" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
Promissory Notes
In October 2019, our board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. Interest under the Notes is payable monthly beginning on November 30, 2019. During the term of the Notes, we are required to maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes will be due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. Additional information about our Notes is included in Note 8, "Debt" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
During 2019, we issued a Note in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer and a member of our board of directors.
Interest Expense
The following table sets forth interest expense for our various debt obligations included on the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
2020 Convertible Notes	$452	$—
Accretion of debt discount - issuance costs	620	13
Accretion of debt discount - warrants	1,029	—
All other debt and financing obligations	118	88
Total	$2,219	$101

6. Leases
As described in Note 2, we adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2021. We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allows for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We maintain four corporate offices located in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. The earliest of our lease agreements currently ends in March 2022 with the latest terminating in June 2025. Some of our leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.

The weighted-average remaining lease term for operating leases as of March 31, 2021 was 3.79 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of January 1, 2021 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability as of March 31, 2021 was 19.13%.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended March 31, 2021 was $212.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2021 (Remainder)	$636
2022	725
2023	622
2024	609
2025	208
Thereafter	—
$2,800
Less: Portion representing interest	(823)
$1,977
On March 16, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Irvine, California. The term of the sublease commences on April 1, 2021 and terminates on March 31, 2025. The subtenant will pay us initial base rent of approximately $17 per month, which is subject to certain discounts throughout the sublease, as well as rent escalations. We recognized an impairment of our right-to-use asset related to the sublease of $77, which is recorded in other expense in our condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2021.
7. Commitments and Contingencies
Litigation

There have been no changes to the disclosure related to our settlements with Uber Technologies, Inc. and Ellenoff Grossman & Schole LLP, as well as, the dismissal of claims brought by Sha-Poppin Gourmet Popcorn, LLC since the filing of our Annual Report on Form 10-K. See Note 9, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 for further information on the these matters.
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
On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”). The matter is Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara. The complaint alleges a single cause of action for negligence related to services provided by WSGR to Phunware. We’re seeking compensatory and consequential damages, attorney’s fees and costs, interest and other relief the Court deems just and proper. The case is in the early stages of litigation; the outcome is not certain.
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
8. PhunCoin & PhunToken
During 2018 and 2019, PhunCoin, Inc., our wholly-owned subsidiary, launched offerings of rights to acquire a token denominated as "PhunCoin" (the "Rights"). PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of PhunCoin at the time of issuance of PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration an applicable discount rate, which is based on the time of the purchase.
Through March 31, 2021, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of PhunCoin’s, Inc.’s blockchain technology enabled rewards marketplace and data exchange (“Token Ecosystem” or "Token Generation Event"), (ii) one (1) year after the issuance of the Rights to the purchaser or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated. We currently anticipate that PhunCoin will be issued to the holders of the Rights in 2021; however, there can be no assurance as to when or if we will be able to successfully launch the Token Ecosystem.
Additional information about PhunCoin is included in Note 10, "PhunCoin and PhunToken" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
PhunToken ("PHTK")
During the second quarter of 2019, Phunware announced the launch of a separate token, PhunToken, which is meant to act as a medium of exchange within the Token Ecosystem. PhunToken will be issued through a separate, wholly-owned subsidiary, Phun Token International, available initially only to persons outside of the United States and Canada. Consumers may receive PhunToken for actively engaging in marketing campaigns; developers and publishers may receive PhunToken for utilizing Phunware’s loyalty software development kit in order to better engage, manage and monetize their consumers; and brands will gain access to more relevant, verifiable data by accessing Phunware’s data exchange and using Phun for their own loyalty programs. As of March 31, 2021, we had not issued or sold any PhunToken.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of March 31, 2021 was 1,000,000,000 shares, with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 71,211,399 and 56,380,111 shares outstanding, respectively, inclusive of 574 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans.
On August 14, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent, pursuant to which the Company would offer and sell, from time to time, through Ascendiant shares of common stock for an aggregate offering price of up to $15,000. In January 2021, we issued 2,670,121 shares of our common stock were sold for aggregate net cash proceeds of $5,058. Transaction costs were $156. We terminated the Sales Agreement with Ascendiant effective as of March 28, 2021.
In February 2021, we entered into an underwriting agreement with Northland Securities, Inc. and Roth Capital Partners, LLC, relating to an underwritten public offering to which we issued 11,761,111 shares of our common stock at an offering price of $2.25 per share. Aggregate cash proceeds at closing, net of transaction costs of $1,740, totaled $24,722. We incurred additional transaction costs paid outside of closing of $75.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants as of March 31, 2021 and December 31, 2020 is set forth below:

Warrant Type	Cash Exercise Price per share	Warrants Outstanding

2020 Convertible Note warrants	$2.25	2,160,000
Common stock warrant (Series D-1)	$5.54	14,866
Common stock warrants (Series F)	$9.22	377,402
Public Warrants (PHUNW)	$11.50	1,761,291
Private Placement Warrants	$11.50	1,658,381
Unit Purchase Option Warrants	$11.50	24,172
Total		5,996,112

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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of March 31, 2021, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing equals 1,087,607.
Since its inception, restricted stock units have been the only stock-based incentives granted under the 2018 Plan. A summary of our restricted stock unit activity under the 2018 Plan for the three months ended March 31, 2021 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,677,060	$1.41
Granted	4,238,176	1.88
Released	(280,788)	1.22
Forfeited	(88,994)	1.47
Outstanding as of March 31, 2021	5,545,454	$1.78

Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 1,134,393 and 2,551,720 shares of common stock reserved for future issuances as of March 31, 2021 and December 31, 2020, respectively.
During the first quarter of 2021, we granted 3,488,262 restricted stock unit awards to team members with an average grant date fair value of $2.03 per share. The awards granted to team members vest over range of 10 to 51 months with various installment and vesting dates, and are subject to service conditions. We also granted 652,170 restricted stock units to non-employee directors, each with a grant date fair value of $1.22. The awards vest in four equal installments on March 4, 2021, June 4, 2021, September 4, 2021, and December 4, 2021, respectively, and are subject to service conditions. We also granted 97,744 restricted stock units to non-employee directors, with a grant date fair value of $1.22 per share in lieu of cash compensation board fees for services provided. These awards vested immediately.
The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.
2018 Employee Stock Purchase Plan
Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). As of March 31, 2021, we had not consummated an enrollment or offering period related to the 2018 ESPP. The 2018 ESPP had 272,942 shares of common stock available for sale and reserved for issuance as of March 31, 2021 and December 31, 2020. Additional information about our 2018 ESPP can be found in Note 12, "Stock-Based Compensation" in our Annual Report on Form 10-K.
2009 Equity Incentive Plan
In 2009, we adopted its 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of March 31, 2021 and December 31, 2020, 574 shares were unvested amounting to $1 in accrued expenses. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,208,740	$0.80	6.19	$700
Granted	—
Exercised	(119,268)	0.55
Forfeited	(2,439)	2.31
Outstanding as of March 31, 2021	1,087,033	$0.82	6.38	$986
Exercisable as of March 31, 2021	991,476	$0.78	6.33	$926
For the three months ended March 31, 2021, the aggregate intrinsic value of options exercised was $214 and the total fair value of options vested was $20.
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended March 31,
Stock-based compensation	2021	2020
Cost of revenues	$210	$51
Sales and marketing	102	7
General and administrative	624	599
Research and development	119	(22)
Total stock-based compensation	$1,055	$635
We recognize forfeitures as they occur. As of March 31, 2021, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $8,852. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.5 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $64 as of March 31, 2021.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of March 31, 2021 and December 31, 2020, all of our identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
There are $255 included in accounts payables in our condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020 for Nautilus Energy Management Corporation, an affiliate of a current member and former member of our board of directors.
Debt

As more fully discussed in Note 5, Debt, the Company entered into a Note (defined above) with a certain related party.
13. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
On April 5, 2021, we paid $13,902 in cash to the noteholder of our 2020 Convertible Notes in full satisfaction of all obligations under our Series B Note, which amounted to $11,718 of principal, interest and make-whole and $2,184 for the loss on extinguishment of debt.
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we may offer and sell, from time to time, shares of our common stock through or to B. Riley, for an aggregate offering price of $25,000. We will pay B. Riley a commission of 3% of the gross proceeds of the sales price per share for sales of our common stock sold through or to B. Riley. The sales agreement with B. Riley will terminate the earlier of (i) the sale of all shares of our common stock permitted under the sales agreement; (ii) we and B. Riley may terminate by giving the other party five days notice to the other party; and (iii) any other termination permitted therein. We are not obligated to sell shares under the sales agreement with B. Riley and as of the date noted above, we have not done so.
On May 11, 2021, we announced the commencement of the selling of PhunToken. As of the date the financial statements were issued, sales of PhunToken were immaterial.

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
Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

•Enterprise mobile software development kits (SDKs) including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement, and audience monetization;

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately half of our backlog as of March 31, 2021 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.

In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth the backlog and deferred revenue:

	March 31, 2021	December 31, 2020
(in thousands)
Backlog	$3,452	$3,991
Deferred revenue	4,234	5,075
Total backlog and deferred revenue	$7,686	$9,066

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
We report our financial results in accordance with accounting principles generally accepted in the United States of America ("GAAP"). We also use certain non-GAAP financial measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit, adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (our "non-GAAP financial measures"). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for its employees, (iii) for planning purposes including the preparation of its internal annual operating budget and (iv) to evaluate the performance and effectiveness of operational strategies.
Our non-GAAP financial measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net loss, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

•Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•Our non-GAAP financial measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations, and;
•Other companies in our industry may calculate our non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations to our non-GAAP financial measures by relying primarily on our GAAP results and using our non-GAAP financial measures only for supplemental purposes. Our non-GAAP financial measures include adjustments for items that may not occur in future periods. However, we believe these adjustments are appropriate because the amounts recognized can vary significantly from period to period, do not directly relate to the ongoing operations of our business and complicate comparisons of our internal operating results and operating results of other peer companies over time. For example, it is useful to exclude non-cash, stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations and these expenses can vary significantly across periods due to timing of new stock-based awards. We may also exclude certain discrete, unusual, one-time, or non-cash costs in order to facilitate a more useful period-over-period comparison of its financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Adjusted gross profit (1)	$1,168	$1,607
Adjusted gross margin (1)	71.0%	60.9%
Adjusted EBITDA (2)	$(2,403)	$(3,178)
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

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Gross profit	$954	$1,549
Add back: Amortization of intangibles	4	7
Add back: Stock-based compensation	210	51
Adjusted gross profit	$1,168	$1,607
Adjusted gross margin	71.0%	60.9%

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(12,363)	$(3,963)
Add back: Depreciation and amortization	33	49
Add back: Interest expense	2,219	101
EBITDA	(10,111)	(3,813)
Add back: Stock-based compensation	1,055	635
Add back: Loss on extinguishment of debt	5,768	—
Add back: Loss on change in fair value of warrant liability	885	—
Adjusted EBITDA	$(2,403)	$(3,178)

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
Platform Subscriptions and Services Revenue. Subscription revenue is derived from software license fees, which comprise subscription fees from customers licensing our Software Development Kits (SDKs), that includes accessing the MaaS platform; application development service revenue from the development of customer applications, or apps, built and delivered to customers; and support fees.
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
Application Transaction Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views or clicks by users on mobile advertisements delivered, and we recognize revenue at the time the user views or clicks on the ad. We sell our ads by cost per thousand impressions and cost per click.
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
Interest Expense

Interest expense includes interest related to our outstanding debt, including amortization of discounts and deferred issuance costs.

Refer to Note 5 "Debt" in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our debt offerings.

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenues
Platform subscriptions and services	$1,521	$2,391	$(870)	(36.4)%
Application transaction	125	249	(124)	(49.8)%
Net revenues	$1,646	$2,640	$(994)	(37.7)%
Platform subscriptions and services as a percentage of net revenues	92.4%	90.6%
Application transactions as a percentage of net revenues	7.6%	9.4%
Net revenues decreased $1.0 million, or (37.7)%, for the three months ended March 31, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $0.9 million, or (36.4)%, primarily driven by development, licensing and support services provided to a customer during 2020. This customer is identified as "Customer F" in Note 3, Revenue in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Application transaction revenue decreased $0.1 million, or (49.8)%, for the three months ended March 31, 2021, compared to the corresponding period in 2020, primarily due to a decrease in app store revenue.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenues
Platform subscriptions and services	$648	$1,046	$(398)	(38.0)%
Application transaction	44	45	(1)	(2.2)%
Total cost of revenues	$692	$1,091	$(399)	(36.6)%

Gross Profit
Platform subscriptions and services	873	$1,345	$(472)	(35.1)%
Application transaction	81	204	(123)	(60.3)%
Total gross profit	$954	$1,549	$(595)	(38.4)%

Gross Margin
Platform subscriptions and services	57.4%	56.3%
Application transaction	64.8%	81.9%
Total gross margin	58.0%	58.7%
Total gross profit decreased $0.6 million, or (38.4)% for the three months ended March 31, 2021, when compared to the corresponding period of 2020, due to the revenue items described above.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$556	$605	$(49)	(8.1)%
General and administrative	2,758	3,945	(1,187)	(30.1)%
Research and development	1,052	861	191	22.2%
Total operating expenses	$4,366	$5,411	$(1,045)	(19.3)%

Sales and Marketing
Sales and marketing expense decreased $0.05 million, or (8.1)% for the three months ended March 31, 2021 compared to the corresponding period of 2020, primarily due to reduced employee compensation costs as a result of lower headcount of $0.1 million. This is partially offset with an increase in stock-based compensation expense.
General and Administrative
General and administrative expense decreased $1.2 million, or (30.1)% for the three months ended March 31, 2021 compared to the corresponding period of 2020, due to a decrease of $0.5 million in headcount related costs, a decrease of $0.5 million in legal fees mainly related to our previous litigation with Uber, which was settled in October 2020 and $0.2 million in bad debt recovery.
Research and Development
Research and development expense increased $0.2 million, or 22.2%, for the three months ended March 31, 2021, compared to the corresponding period of 2020, primarily due to increases of $0.1 million for headcount dedicated to research and development projects and $0.1 million in stock-based compensation expense.

Other expense

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other expense
Interest expense	$(2,219)	$(101)	$(2,118)	2,097.0%
Loss on extinguishment of debt	(5,768)	—	(5,768)	100.0%
Loss on change in fair value of warrant liability	(885)	—	(885)	100.0%
Other income (expense)	(79)	—	(79)	100.0%
Total other expense	$(8,951)	$(101)	$(8,850)	8,762.4%

Other expense increased $8.9 million for the three months ended March 31, 2021, compared to the corresponding period of 2020, primarily due to losses on extinguishment of debt and interest related to our debt borrowings as further described in Note 5 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
As of March 31, 2021, we held total cash (including restricted cash) of $23.6 million, all of which was held in the United States.
On October 9, 2020, we entered into a settlement agreement with Uber Technologies, Inc. ("Uber") and certain other parties related to our complaint against Uber, Uber's cross-complaint and amended cross-complaint against us and certain individual defendants. The settlement agreement provides that we will pay to Uber a total sum of $4.5 million in a series of installments. We recorded a charge in the third quarter of 2020 related to the settlement agreement. As of March 31, 2021, we owe $3 million related to the settlement, which will be paid in various installments ending no later than September 30, 2021. For further information related to the Uber settlement agreement, refer to Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 31, 2021.
As of March 31, 2021, the principal balance of our debt was approximately $15.1 million from various debt, including a Paycheck Protection Program ("PPP") loan and convertible debt offerings. The debt we believe will have the most significant impact on our future liquidity and capital resources is discussed below. For further information on all our debt outstanding as of March 31, 2021, refer to Note 5 “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
During 2020, we issued a series of convertible notes to an institutional investor. As of March 31, 2021, the unrestricted principal balance of our Series A Convertible Note and Series B Convertible Note (collectively, the "2020 Convertible Notes") was $0 as we had paid the Series A Convertible Note in full during the first quarter of 2021 and $11.1 million, respectively. The 2020 Convertible Notes were issued with an original issue discount of 8% and each bear an interest rate of 7% per annum, which further includes a make-whole of interest (for unrestricted principal amounts) from the date of issuance through the maturity date of December 31, 2021. Outstanding principal on the 2020 Convertible Notes was subject to monthly installment payments in cash of 107% of the installment amount due. The noteholder had various redemption rights, such as the right to redeem an amount equal to 40% of the net proceeds from a qualified capital raise, or upon change of control or company default. The noteholder could also convert 2020 Convertible Notes into shares of our common at a current adjusted conversion price of $2.25 per share. Upon consummation of the issuance of the 2020 Convertible Notes, we also issued the note holder a warrant for the purchase of up to 2,160,000 shares of our common stock, which has a current adjusted exercise price of $2.25 per share. We also had the right to redeem the full amount of the outstanding principal under the 2020 Convertible Notes.
In January 2021, we issued 2,670,121 shares of common stock for aggregate proceeds of $5.1 million, net of $0.2 million of commissions (and before noteholder redemption payment) pursuant to the terms of an at-the-market offering, which has concluded. In February 2021, we also issued 11,761,111 shares of our common stock for aggregate proceeds at closing of $24.7 million in an underwritten public offering, net of $1.7 million of underwriter commissions and other underwriter costs.

As a result of the fundraising events above, the holder of our 2020 Convertible Notes elected to require us to use forty percent (40%) of the net proceeds satisfy obligations under the 2020 Convertible Notes, pursuant to which we paid approximately $11.5 million to the noteholder.
Upon issuance of the 2020 Convertible Notes, the noteholder issued an investor note to us, which offset the combined restricted balances of the 2020 Convertible Notes. In March 2021, the noteholder voluntarily prepaid an aggregate of $10.3 million pursuant to the terms of the investor note. As a result, we received cash proceeds of $10.3 million and the corresponding amount of principal of the Series B Note, representing the entire remaining amount remaining of restricted principal as of that date, along with $0.8 million of original issue discount became unrestricted and outstanding. As of March 31, 2021, the restricted principal balance of both the Series A Convertible Note and Series B Convertible Note was $0 and the balance of the corresponding investor note was $0.
On March 25, 2021, we delivered a Company Optional Redemption Notice to the holder of our Series B Note exercising our right to redeem and fully satisfy all obligations under the Series B Note on April 5, 2021. On April 5, 2021, we paid $13,902 in cash to the noteholder in full satisfaction of all obligations under our Series B Note, which amounted to $11,718 of principal, interest and make-whole and $2,184 for the loss on extinguishment of debt.

Given the financings achieved above, we believe our current cash position to be sufficient to meet our projected operating requirements for at least the next twelve months from the filing of this Report on Form 10-Q.

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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(7,299)	$(1,905)	$(5,394)	283.1%
Net cash provided by investing activities	(1,098)	—	(1,098)	100.0%
Net cash provided by (used in) financing activities	27,916	2,543	25,373	997.8%
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
We utilized $7.3 million of cash from operating activities during the three months ended March 31, 2021, primarily resulting from a net loss of $12.4 million, as adjusted $1.1 million for stock-based compensation $0.2 million for bad debt recovery, $1.6 million for amortization of debt discount and deferred financing costs, $0.9 million for loss on the change in fair value of warrants and $5.8 million for loss on extinguishment of debt related to our 2020 Convertible Notes. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $(0.7) million from a decrease in accounts payable, $(2.3) million from a decrease in accrued expenses, $(0.8) million from a decrease in deferred revenue and $0.5 million from an increase in prepaid and other assets.
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

Investing Activities
Investing activities for the three months ended March 31, 2021 consisted of the purchase of digital currencies.

Financing Activities
Our financing activities during the three months ended March 31, 2021 consisted of proceeds from equity financings and debt borrowings offset by payments on debt. We acquired $27.9 million of cash from financing activities resulting from $29.7 million in proceeds from the sale of our common stock and $10 million in proceeds from our Series B Convertible Note. These sources of financing were partially offset by $11.8 million of payments on debt, a majority of which were payments on the 2020 Convertible Notes. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q for information on the Company's financing activities.

Our financing activities during the three months ended March 31, 2020 consisted of proceeds derived from debt borrowings offset by net repayments on our financing factoring agreement. We acquired $2.5 million of cash from financing activities, resulting from $3.2 million in proceeds from new issuances of debt (inclusive of $0.6 million from related parties), partially offset of $(0.6) million in net repayments on our factoring financing agreement.
Off-Balance Sheet Arrangements
Through March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q for analysis of recent accounting pronouncements that are applicable to our business.
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
Except for the changes described in Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements related to the adoption of ASU 2016-02 and our disclosure of our accounting policy related to our digital currencies purchsed during the current quarter, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.
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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, we implemented new controls related to the adoption of ASU 2016-02. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 7, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2021 for the year ended December 31, 2020, as supplemented by the "Risk Factors" section in our prospectus filed with the SEC on February 12, 2021 (as amended and/or supplemented to date) and April 7, 2021 (as amended and/or supplemented to date) and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described below and within our Form 10-K for the year ended December 31, 2020 and the prospectuses are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
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
10.1
Form of Security Purchase Agreement, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.2
Form of Series A Senior Convertible Note , dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.3
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

10.10
Settlement Agreement and Mutual General Release, dated October 9, 2020, between the Company, Uber Technologies, Inc., and certain Individual Defendants (Incorporated by reference to Exhibit 10.12 of the Registrants Form 10-Q (File No. 001-37862), filed with the SEC on November 12, 2020).

10.11
Underwriting Agreement, dated February 12, 2021 by and among Northland Securities, Inc., Roth Capital Partners, LLC and Phunware, Inc. (Incorporated by Reference to Exhibit 1.1 of the Registrants Form 8-K filed with the SEC on February 16,2021).

10.12
Office Sublease between the Company and Bangarang Enterprises LLC d/b/a Gander Group dated effective as of March 16, 2021 (Incorporated by Reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on March 19, 2021).

10.13
At Market Issuance Sales Agreement, by and between Phunware, Inc. and B. Riley Securities, Inc., dated April 7, 2021 (Incorporated by Reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862), filed with the SEC on April 7, 2021).

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

May 14, 2021	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)