Form 10-Q
period 2021-06-30
Phunware, Inc.
filed 2021-08-13
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-1205798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7800 Shoal Creek Blvd, Suite 230-S, Austin, Texas	78757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 512-693-4199
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2021, 74,870,210 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except share and per share information)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$2,714	$3,940
Accounts receivable, net of allowance for doubtful accounts of $242 and $356 at June 30, 2021 and December 31, 2020, respectively	659	664
Digital currencies	773	—
Prepaid expenses and other current assets	1,586	304
Total current assets	5,732	4,908
Property and equipment, net	—	13
Goodwill	25,915	25,900
Intangible assets, net	54	111
Deferred tax asset	537	537
Restricted cash	91	91
Right-of-use asset	1,606	—
Other assets	276	276
Total assets	$34,211	$31,836
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,039	$8,462
Accrued expenses	1,972	5,353
Accrued legal settlement	1,500	3,000
Lease liability	516	—
Deferred revenue	2,010	2,397
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	83	4,435
Warrant liability	1,836	1,614
Total current liabilities	16,158	26,463
Long-term debt	3,720	3,762
Long-term debt - related party	195	195
Deferred tax liability	537	537
Deferred revenue	1,779	2,678
Lease liability	1,343	—
Deferred rent	—	180
Total liabilities	23,732	33,815
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2021 and December 31, 2020; 72,742,689 and 56,380,111 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	6
Additional paid-in capital	177,254	144,156
Accumulated other comprehensive loss	(323)	(338)
Accumulated deficit	(166,459)	(145,803)
Total stockholders’ equity (deficit)	10,479	(1,979)
Total liabilities and stockholders’ equity (deficit)	$34,211	$31,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$1,436	$2,213	$3,082	$4,853
Cost of revenues	1,124	768	1,816	1,859
Gross profit	312	1,445	1,266	2,994

Operating expenses:
Sales and marketing	639	277	1,195	882
General and administrative	3,021	3,760	5,779	7,705
Research and development	846	378	1,898	1,239
Total operating expenses	4,506	4,415	8,872	9,826
Operating loss	(4,194)	(2,970)	(7,606)	(6,832)

Other expense:
Interest expense	(1,845)	(460)	(4,064)	(561)
Loss on extinguishment of debt	(2,184)	(81)	(7,952)	(81)
Impairment of digital currency	(776)	—	(776)	—
Gain (loss) on change in fair value of warrant liability	663	—	(222)	—
Other income (expense)	43	—	(36)	—
Total other expense	(4,099)	(541)	(13,050)	(642)
Loss before taxes	(8,293)	(3,511)	(20,656)	(7,474)
Income tax expense	—	—	—	—
Net loss	(8,293)	(3,511)	(20,656)	(7,474)
Other comprehensive income (loss):
Cumulative translation adjustment	5	(3)	15	(75)
Comprehensive loss	$(8,288)	$(3,514)	$(20,641)	$(7,549)

Net loss per common share, basic and diluted	$(0.12)	$(0.08)	$(0.30)	$(0.18)

Weighted-average common shares used to compute net loss per share, basic and diluted	71,620	41,869	68,103	40,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - March 31, 2021	71,204	$7	$175,046	$(158,166)	$(328)	$16,559
Exercise of stock options, net of vesting of restricted shares	11	—	5	—	—	5
Release of restricted stock	829	—	—	—	—	—
Sales of common stock, net of issuance cost	692	—	832	—	—	832
Stock-based compensation expense	—	—	1,371	—	—	1,371
Cumulative translation adjustment	—	—	—	—	5	5
Net loss	—	—	—	(8,293)	—	(8,293)
Balance - June 30, 2021	72,736	$7	$177,254	$(166,459)	$(323)	$10,479

Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	131	—	70	—	—	70
Release of restricted stock	1,012	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	15,123	1	30,536	—	—	30,537
Stock-based compensation expense	—	—	2,426	—	—	2,426
Cumulative translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(20,656)	—	(20,656)
Balance - June 30, 2021	72,736	$7	$177,254	$(166,459)	$(323)	$10,479

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - March 31, 2020	40,693	$4	$129,370	$(127,567)	$(454)	$1,353
Exercise of stock options, net of vesting of restricted shares	120	—	70	—	—	70
Release of restricted stock	578	—	—			—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	400	—	523	—	—	523
Stock-based compensation expense	—	—	1,115	—	—	1,115
Issuance of common stock upon partial conversions of Senior Convertible Note	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Note	—	—	(1,299)	—	—	(1,299)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Net loss	—	—	—	(3,511)	—	(3,511)
Balance - June 30, 2020	43,555	$4	$132,045	$(131,078)	$(457)	$514

Balance - December 31, 2019	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	153	—	87	—	—	87
Release of restricted stock	694	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	1,133	—	1,014	—		1,014
Stock-based compensation expense	—	—	1,750	—	—	1,750
Issuance of common stock upon partial conversions of Senior Convertible Note	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Notes	—	—	(1,299)	—	—	(1,299)
Equity classified cash conversion feature of Senior Convertible Notes	—	—	219	—	—	219
Cumulative translation adjustment	—	—		—	(75)	(75)
Net loss	—	—	—	(7,474)	—	(7,474)
Balance - June 30, 2020	43,555	$4	$132,045	$(131,078)	$(457)	$514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(20,656)	$(7,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	2,770	227
Loss on change in fair value of warrant liability	222	—
Loss on extinguishment of debt	7,952	81
Impairment of digital currencies	776	—
Stock-based compensation	2,438	1,750
Other adjustments	142	79
Changes in operating assets and liabilities:
Accounts receivable	237	815
Prepaid expenses and other assets	(416)	(193)
Accounts payable	(1,282)	356
Accrued expenses	(3,334)	877
Accrued legal settlement	(1,500)	—
Lease liability payments	(434)	—
Deferred revenue	(1,286)	(1,268)
Net cash used in operating activities	(14,371)	(4,750)
Investing activities
Purchase of digital currencies	(1,497)	—
Net cash used in investing activities	(1,497)	—
Financing activities
Proceeds from borrowings, net of issuance costs	9,981	5,436
Proceeds from related party bridge loans	—	560
Payments on senior convertible notes	(25,095)	(455)
Payments on related party notes	—	(200)
Net repayments on factoring agreement	—	(714)
Proceeds from exercise of options to purchase common stock	70	85
Proceeds from sales of common stock, net of issuance costs	29,670	—
Net cash provided by financing activities	14,626	4,712
Effect of exchange rate on cash and restricted cash	16	(79)
Net decrease in cash and restricted cash	(1,226)	(117)
Cash and restricted cash at the beginning of the period	4,031	362
Cash and restricted cash at the end of the period	$2,805	$245

Supplemental disclosure of cash flow information:
Interest paid	$1,287	$328
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Proceeds not received related to sales of common stock	$867	$—
Issuance of common stock for payment of legal, earned bonus and board of director fees	$66	$1,014
Issuance of common stock upon partial conversions of Senior Convertible Note	$—	$2,266
Reacquisition of equity component of Senior Convertible Note	$—	$(1,299)
Equity classified cash conversion feature of Senior Convertible Note	$—	$219
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
The balance sheet at December 31, 2020 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2021 and the results of operations for the three and six months ended June 30, 2021 and 2020, and cash flows for the six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period.
Certain reclassifications have been made to our condensed consolidated statement of cash flows for the six months ended June 30, 2020. We combined individual line items that we considered to be immaterial and recorded these in our condensed consolidated statement of cash flows as other adjustments to conform to current year presentation. These reclassifications had no impact on previously reported operating, investing or financing cash flows.
Going Concern, Liquidity and Management’s Plan
Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern ("ASC 205-40") requires management to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s evaluation shall initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
Total revenues for the three and six months ended June 30, 2021 and total backlog and cash-on-hand for the period then ended did not meet our expectations, as a result of the continuing, but evolving, uncertainty of the COVID-19 pandemic. As of June 30, 2021, we have an accumulated deficit of $166,459, and for the six months then ended we incurred a net loss of $20,656 and used $14,371 in cash for operations. We also have negative net working capital. As a result, we anticipate that we will need to raise additional capital, through our at-the-market offering (see Note 9) or by other means, to fund operations. These conditions raise substantial doubt about our ability to continue as a going concern.

However, management believes that substantial doubt about our ability to meet our obligations for the next twelve months from the date of these financial statements were issued has been alleviated due to, but not limited to, (i) increased activity in our sales pipeline, (ii) growth in channel partner relationships, (iii) the ability to sell our digital currency holdings for cash and (iv) the ability to sale shares of our common stock under our at-the-market offering.
We currently anticipate continuing to sell common stock through our at-the-market offering. We may also sell additional securities, including common stock, preferred stock, warrants and units through private placement transactions or public offerings.
The predictability of future sales and channel relationships requires significant judgement. Management cannot provide any assurances that it will be successful in accomplishing any of the Company’s plans. There can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all. In addition, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs and support growth. If additional funding cannot be obtained on a timely basis and/or on satisfactory terms, our operations could be materially impacted.
The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. They do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to our ability to continue as a going concern.
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
The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30, 2021	December 31, 2020
Customer A	23%	16%
Customer B	15%	—%
Customer C	—%	55%
Customer D	—%	13%
Digital Assets
During the six months ended June 30, 2021, we purchased an aggregate of $1,497 in digital assets, and we were paid $69 in digital assets by various customers. Our purchases of digital assets were comprised solely of bitcoin, while payments by customers to us were made in bitcoin and ethereum. We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with Accounting Standards Codification ("ASC") 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin and ethereum (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price of one bitcoin or ethereum quoted on the active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our condensed consolidated statements of operations and comprehensive loss. Impairment loss was $776 for the three and six months ended June 30, 2021 and we did not sell any digital assets during the six months ended June 30, 2021.

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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	June 30,
	2021	2020
Convertible notes	21,136	593,169
Warrants	5,996,112	3,836,112
Options	1,071,782	1,252,681
Restricted stock units	4,665,060	2,646,242
Restricted shares	574	1,485
Total	11,754,664	8,329,689
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of June 30, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital currencies	$773	$—	$—	$773
Total	$773	$—	$—	$773

Liabilities:
Warrant liability	$—	$1,836	$—	$1,836
Total	$—	$1,836	$—	$1,836

Our financial instruments measured at fair value as of December 31, 2020 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$1,614	$—	$1,614
Total	$—	$1,614	$—	$1,614
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
3. Revenue
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Revenues
Platform subscriptions and services	$1,180	$2,023	$2,701	$4,414
Application transaction	256	190	381	439
Net revenues	$1,436	$2,213	$3,082	$4,853

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 99% of our net revenues from within the United States for the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, 99% and 94% of our net revenues were from within the United States.

The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer E	—%	36%	1%	33%
Customer F	21%	13%	19%	12%
Customer G	13%	11%	12%	10%
Customer H	6%	—%	11%	—%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	June 30, 2021	December 31, 2020
Current deferred revenue
Platform subscriptions and services revenue	$1,927	$2,317
Application transaction revenue	83	80
Total current deferred revenue	$2,010	$2,397

Non-current deferred revenue
Platform subscriptions and services revenue	$1,779	$2,678
Total non-current deferred revenue	$1,779	$2,678
Total deferred revenue	$3,789	$5,075

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2021, we recognized revenue of $2,211 that was included in our deferred revenue balance as of December 31, 2020.

Remaining Performance Obligations
Remaining performance obligations were $7,990 as of June 30, 2021, of which we expect to recognize 34% as revenue over the next 12 months and the remainder thereafter.
PhunToken ("PHTK")
In 2019, we announced the launch of a PhunToken, which is meant to act as a medium of exchange within the Company's blockchain technology enabled rewards marketplace and data exchange (the "Token Ecosystem"). On May 11, 2021, we announced the commencement of the selling of PhunToken. PhunToken will initially be issued through a separate, wholly-owned subsidiary, Phun Token International. We follow the guidance of ASC 606, Revenue from Contracts with Customers, in determination the revenue recognition of our PhunToken sales. As of June 30, 2021, we sold $78 of PhunToken for which we received both cash and digital currency from customers. PhunToken sales are recorded within "Application transaction" revenue in the table above.

4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth our cash and restricted cash as of June 30, 2021 and December 31, 2020:

Cash and restricted cash	June 30, 2021	December 31, 2020
Cash	$2,714	$3,940
Restricted cash	91	91
Total cash and restricted cash	$2,805	$4,031

5. Debt

The following table sets forth our various debt obligations:

	June 30, 2021	December 31, 2020
Series A Note (principal amount)	$—	$2,481
Series B Note (principal amount)	—	3,585
Paycheck Protection Program Loan	2,850	2,850
Convertible notes	243	250
Promissory notes	905	905
Total debt	$3,998	$10,071
Debt discount - warrants (2020 Convertible Notes)	—	(1,029)
Debt discount - issuance costs (2020 Convertible Notes)	—	(650)
Less: current maturities of long-term debt	(83)	(4,435)
Less: related-party debt	(195)	(195)
Long-term debt	$3,720	$3,762

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
As a result of multiple offerings of sales of shares of our common stock as more fully described Note 9 below, the investor elected to require us to use forty percent (40%) of the net proceeds from those offerings to satisfy obligations under the 2020 Convertible Notes. During the first quarter of 2021, we paid approximately $11,507, of which $5,717 was recorded as a loss on extinguishment of debt.
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
During the six months ended June 30, 2021, we also recorded a loss on extinguishment of debt of $51 related to monthly installment payments made to the investor.
Warrant

In addition to the 2020 Convertible Notes, we issued a warrant exercisable for 3 years for the purchase of an aggregate of up to 2,160,000 shares of the Company's common stock, with a current exercise price of $2.25 per share, which decreased from $4.00 in February 2021 as a result of our underwritten public offering. The number of shares and exercise price are each subject to adjustment provided under the warrant. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The registration statement registering the shares of our common stock issuable pursuant to the terms of the warrant was declared effective by the SEC on October 27, 2020. The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

Upon issuance of the warrant, we recorded a warrant liability as a discount to the 2020 Convertible Notes. We revalued the warrant as of June 30, 2021, and accordingly we recorded the change in the fair value of the warrant liability for the reporting period. The following table sets forth the assumptions used to calculate the fair value of our warrant liability at the respective dates:

	June 30, 2021	December 31, 2020
Strike price per share	$2.25	$4.00
Closing price per share	$1.39	$1.26
Term (years)	2.04	2.53
Volatility	142%	146%
Risk-free rate	0.17%	0.17%
Dividend Yield	—	—

Participation Rights

In addition, the Company granted the 2020 Convertible Notes investor participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions, during the two years after the later of (a) the closing or (b) the date the 2020 Convertible Notes no longer remains outstanding, in an amount of up to 30% of the securities being sold in such offerings.

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, we received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022 and bears interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that the Small Business Administration ("SBA") remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by us at any time prior to the maturity with no prepayment penalties.

The principal amount of our PPP loan is subject to forgiveness under the PPP. On July 7, 2021, we submitted our request to the SBA to forgive the full principal amount of the loan. The SBA is currently reviewing our forgiveness application. Although we currently anticipate the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven.
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

Interest Expense
The following table sets forth interest expense for our various debt obligations included on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2020 Convertible Notes	$659	$—	$1,111	$—
Accretion of debt discount - issuance costs	1,121	164	1,741	176
Accretion of debt discount - warrants	—	—	1,029	—
All other debt and financing obligations	65	296	183	385
Total	$1,845	$460	$4,064	$561

6. Leases
As described in Note 2, we adopted ASU 2016-02, Leases (Topic 842) as of January 1, 2021. We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We maintain four corporate offices located in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. As of June 30, 2021, the earliest of our lease agreements currently ends in March 2022 with the latest terminating in June 2025. Some of our leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.
The weighted-average remaining lease term for operating leases as of June 30, 2021 was 3.36 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of January 1, 2021 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 19.13%.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three and six months ended June 30, 2021 was $209 and $421, respectively.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2021 (Remainder)	$425
2022	725
2023	622
2024	609
2025	210
Thereafter	—
$2,591
Less: Portion representing interest	(732)
$1,859
On March 16, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Irvine, California. The term of the sublease commenced on April 1, 2021 and terminates on March 31, 2025. The subtenant will pay us initial base rent of approximately $17 per month, which is subject to certain discounts throughout the sublease, as well as rent escalations. We recognized an impairment of our right-to-use asset related to the sublease of $77, which is recorded in other expense in our condensed consolidated statement of operations and comprehensive loss for the six months ended months ended June 30, 2021.
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

On December 17, 2019, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the 126th Judicial District Court of Travis County, Texas (Cause No. D-1-GN-19-008846). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek unspecified damages, costs, and professional fees. On June 23, 2021, Defendants filed a motion to dismiss the petition based on the mandatory forum-selection clause in Phunware’s Articles of Incorporation, which require Plaintiffs’ claims to be filed in Delaware Chancery Court. We intend to vigorously defend against the lawsuit. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”). The matter is Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara. The complaint alleges a single cause of action for negligence related to services provided by WSGR to Phunware. On July 30, 2021, we filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara. As of August 10, 2021, the Court was processing the filing to issue a case number. The second complaint alleges causes of action for negligence, breach of fiduciary duty, and negligent misrepresentation related to services provided by WSGR to Phunware. We’re seeking compensatory and consequential damages, attorney’s fees and costs, interest and other relief the Court deems just and proper. The case is in the early stages of litigation; the outcome is not certain.
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
Through June 30, 2021, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of the token ecosystem (or "Token Generation Event"), (ii) one (1) year after the issuance of the Rights to the purchaser or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated. We currently anticipate that PhunCoin will be issued to the holders of the Rights in 2021; however, there can be no assurance as to when or if we will be able to successfully launch the Token Ecosystem.

Additional information about PhunCoin is included in Note 10, "PhunCoin and PhunToken" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of June 30, 2021 was 1,000,000,000 shares, with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 72,742,689 and 56,380,111 shares of our common stock outstanding, respectively, inclusive of 574 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans.
On August 14, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent, pursuant to which the Company would offer and sell, from time to time, through Ascendiant shares of common stock for an aggregate offering price of up to $15,000. In January 2021, 2,670,121 shares of our common stock were sold for aggregate net cash proceeds of $5,058. Transaction costs were $156. We terminated the Sales Agreement with Ascendiant effective as of March 28, 2021.
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
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we may offer and sell, from time to time, shares of our common stock through or to B. Riley, for an aggregate offering price of up to $25,000. We pay B. Riley a commission of 3% of the gross proceeds of the sales price per share for sales of our common stock sold through or to B. Riley. The sales agreement with B. Riley will terminate the earlier of (i) the sale of all shares of our common stock permitted under the sales agreement; (ii) the date we or B. Riley elect to terminate by giving the other party five days' notice to the other party; and (iii) the exercise of any other termination right permitted therein. We are not obligated to sell shares under the sales agreement with B. Riley. As of June 30, 2021, 691,584 shares of our common stock has been sold and we have received aggregate net cash proceeds of $979, of which $112 had been received by us in cash as of June 30, 2021. We received the balance subsequent to the end of the quarter, and accordingly, we recorded $867 in prepaid expenses and other current assets as of June 30, 2021. Transaction costs were $30. We also incurred additional transaction costs paid outside of closing of $147.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants as of June 30, 2021 and December 31, 2020 is set forth below:

Warrant Type	Cash Exercise Price per share	Warrants Outstanding

2020 Convertible Note warrants	$2.25	2,160,000
Common stock warrant (Series D-1)	$5.54	14,866
Common stock warrants (Series F)	$9.22	377,402
Public Warrants (PHUNW)	$11.50	1,761,291
Private Placement Warrants	$11.50	1,658,381
Unit Purchase Option Warrants	$11.50	24,172
Total		5,996,112

10. Stock-Based Compensation
2018 Equity Incentive Plan
In 2018, our board of directors adopted, and our stockholders approved, our 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services to the Company, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares.
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of June 30, 2021, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,072,356.
As of June 30, 2021, restricted stock units have been the only stock-based incentives granted under the 2018 Plan. A summary of our restricted stock unit activity under the 2018 Plan for the six months ended June 30, 2021 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,677,060	$1.41
Granted	4,292,176	1.87
Released	(1,109,661)	1.48
Forfeited	(194,515)	1.43
Outstanding as of June 30, 2021	4,665,060	$1.82
Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan noted above, the 2018 Plan had 1,190,332 and 2,551,720 shares of common stock reserved for future issuances as of June 30, 2021 and December 31, 2020, respectively.
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
During the second quarter of 2021, we granted 54,000 restricted stock unit awards to team members with an average grant date fair value of $1.23 per share. The awards granted to team members vest over range of 47 months with various installment and vesting dates, and are subject to service conditions.
The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.
2018 Employee Stock Purchase Plan
Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The total shares of common stock initially reserved under the 2018 ESPP is limited to 272,942 shares. The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock at a discount through accumulated contributions generally in the form of payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 4,000 shares on any purchase date. The 2018 ESPP provides for 24-month offering periods, generally beginning in December and June of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on June 1, 2021 and will end in May 2023. The first purchase under the 2018 ESPP will be in December 2021. Participation ends automatically upon termination of employment with the Company.

On each purchase date, participating employees will purchase shares of our common stock at price per share equal to 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. If the price per share of our common stock on any purchase date in the offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period.
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three and six months ended June 30, 2021 was not significant.
The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date occurs equal to the lesser of (i) 3% of the expected post-closing outstanding shares of common stock; (ii) 1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as our board or compensation committee may determine. The first annual increase pursuant to the above will occur on January 1, 2022.
2009 Equity Incentive Plan
In 2009, we adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of June 30, 2021 and December 31, 2020, 574 shares were unvested amounting to $1 in accrued expenses. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,208,740	$0.80	6.19	$700
Granted	—	—
Exercised	(130,101)	0.55
Forfeited	(6,857)	2.08
Outstanding as of June 30, 2021	1,071,782	$0.82	6.12	$728
Exercisable as of June 30, 2021	999,508	$0.79	6.09	$695
For the six months ended June 30, 2021, the aggregate intrinsic value of options exercised was $224 and the total fair value of options vested was $35.

Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2021	2020	2021	2020
Cost of revenues	$323	$62	$532	$113
Sales and marketing	129	22	231	29
General and administrative	709	1,039	1,334	1,638
Research and development	222	(8)	341	(30)
Total stock-based compensation	$1,383	$1,115	$2,438	$1,750
We recognize forfeitures as they occur. As of June 30, 2021, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $7,267. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.5 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $47 as of June 30, 2021.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of June 30, 2021 and December 31, 2020, all of our identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
There are $255 included in accounts payables in our condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020 for Nautilus Energy Management Corporation, an affiliate of a current member and former member of our board of directors.
Debt

As more fully discussed in Note 5, Debt, the Company entered into a Note (defined above) with a certain related party.
13. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
Through August 13, 2021, we sold an additional 1,691,572 shares of our common stock pursuant to the terms of our at-the-market offering with B. Riley. Aggregate net cash proceeds were $1,832 and transaction costs were $57.

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
Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include backlog and deferred revenue.
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 40% of our backlog as of June 30, 2021 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.

In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	June 30, 2021	December 31, 2020
(in thousands)
Backlog	$4,173	$3,991
Deferred revenue	3,789	5,075
Total backlog and deferred revenue	$7,962	$9,066

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

The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted gross profit (1)	$638	$1,513	1,805	3,120
Adjusted gross margin (1)	44.4%	68.4%	58.6%	64.3%
Adjusted EBITDA (2)	$(2,743)	$(1,817)	$(5,146)	$(4,994)
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
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe Adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) non-cash impairment and valuation adjustments and (vi) stock-based compensation expense.
Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross profit	$312	$1,445	$1,266	$2,994
Add back: Amortization of intangibles	3	6	7	13
Add back: Stock-based compensation	323	62	532	113
Adjusted gross profit	$638	$1,513	$1,805	$3,120
Adjusted gross margin	44.4%	68.4%	58.6%	64.3%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(8,293)	$(3,511)	$(20,656)	$(7,474)
Add back: Depreciation and amortization	25	38	58	88
Add back: Interest expense	1,845	460	4,064	561
EBITDA	(6,423)	(3,013)	(16,534)	(6,825)
Add back: Stock-based compensation	1,383	1,115	2,438	1,750
Add back: Loss on extinguishment of debt	2,184	81	7,952	81
Add back: Impairment of digital currencies	776	—	776	—
(Less) Add back: (Gain) Loss on change in fair value of warrant liability	(663)	—	222	—
Adjusted EBITDA	$(2,743)	$(1,817)	$(5,146)	$(4,994)

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

Results of Operations
Net Revenues

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenues
Platform subscriptions and services	$1,180	$2,023	$(843)	(41.7)%
Application transaction	256	190	66	34.7%
Net revenues	$1,436	$2,213	$(777)	(35.1)%
Platform subscriptions and services as a percentage of net revenues	82.2%	91.4%
Application transactions as a percentage of net revenues	17.8%	8.6%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenues
Platform subscriptions and services	$2,701	$4,414	$(1,713)	(38.8)%
Application transaction	381	439	(58)	(13.2)%
Net revenues	$3,082	$4,853	$(1,771)	(36.5)%
Platform subscriptions and services as a percentage of net revenues	87.6%	91.0%
Application transactions as a percentage of net revenues	12.4%	9.0%
Net revenues decreased $0.8 million, or 35.1%, for the three months ended June 30, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $0.8 million, or 41.7%. Greater revenues derived in 2020 were primarily driven by development, licensing and support services provided to a customer during 2020. This customer is identified as "Customer E" in Note 3, Revenue in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Application transaction revenue increased $0.1 million, or 34.7%, for the three months ended June 30, 2021, compared to the corresponding period in 2020, primarily due to PhunToken sales.
Net revenues decreased $1.8 million, or 36.5%, for the six months ended June 30, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $1.7 million, or 38.8%. Greater revenues derived in 2020 were primarily driven by development, licensing and support services provided to a customer during 2020. This customer is identified as "Customer E" in Note 3, Revenue in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Application transaction revenue decreased $0.1 million, or 13.2%, for the six months ended June 30, 2021, compared to the corresponding period in 2020, primarily due to a decrease in app store revenue. This decrease was partially offset by PhunToken sales.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenues
Platform subscriptions and services	$1,078	$749	$329	43.9%
Application transaction	46	19	27	142.1%
Total cost of revenues	$1,124	$768	$356	46.4%

Gross Profit
Platform subscriptions and services	102	$1,274	$(1,172)	(92.0)%
Application transaction	210	171	39	22.8%
Total gross profit	$312	$1,445	$(1,133)	(78.4)%

Gross Margin
Platform subscriptions and services	8.6%	63.0%
Application transaction	82.0%	90.0%
Total gross margin	21.7%	65.3%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenues
Platform subscriptions and services	$1,726	$1,795	$(69)	(3.8)%
Application transaction	90	64	26	40.6%
Total cost of revenues	$1,816	$1,859	$(43)	(2.3)%

Gross Profit
Platform subscriptions and services	$975	$2,619	$(1,644)	(62.8)%
Application transaction	291	375	(84)	(22.4)%
Total gross profit	$1,266	$2,994	$(1,728)	(57.7)%

Gross Margin
Platform subscriptions and services	36.1%	59.3%
Application transaction	76.4%	85.4%
Total gross margin	41.1%	61.7%
Total gross profit decreased $1.1 million, or 78.4% and $1.7 million, or 57.7% for the three and six months ended June 30, 2021, respectively, when compared to the corresponding period of 2020. In addition to the revenue items described above, we recorded approximately $0.5 million in labor costs during the second quarter of 2021 related to a customer project, for which we have yet to deliver against. We expect to fulfill at least some of the performance obligations against this contract the third quarter of 2021. Furthermore, stock-based compensation increased $0.2 million and $0.4 million during the three and six months ended June 30, 2021, respectively.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$639	$277	$362	130.7%
General and administrative	3,021	3,760	(739)	(19.7)%
Research and development	846	378	468	123.8%
Total operating expenses	$4,506	$4,415	$91	2.1%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$1,195	$882	$313	35.5%
General and administrative	5,779	7,705	(1,926)	(25.0)%
Research and development	1,898	1,239	659	53.2%
Total operating expenses	$8,872	$9,826	$(954)	(9.7)%

Sales and Marketing
Sales and marketing expense increased $0.4 million, or 130.7% for the three months ended June 30, 2021 compared to the corresponding period of 2020, primarily due to an increase of employee compensation costs resulting from a higher headcount of $0.2 million and an increase in stock-based compensation expense.
Sales and marketing expense increased $0.3 million, or 35.5% for the six months ended June 30, 2021 compared to the corresponding period of 2020, primarily due to an increase of employee compensation costs resulting from a higher headcount of $0.1 million, a $0.2 million increase in stock-based compensation expense and $0.1 million lead generation programs. This increase is partially offset by $0.1 million related to marketing expenditures and travel.
General and Administrative
General and administrative expense decreased $0.7 million, or 19.7% for the three months ended June 30, 2021 compared to the corresponding period of 2020, due to a decrease of $0.5 million in legal fees mainly related to our previous litigation with Uber, which was settled in October 2020, $0.3 million in stock-based compensation, $0.2 million in payroll related items and $0.1 million in other information technology costs such as server and software expenses. This decrease was partially offset by $0.4 million in expenses related to investor relations.
General and administrative expense decreased $1.9 million, or 25.0% for the six months ended June 30, 2021 compared to the corresponding period of 2020, due to a decrease of $1.0 million in legal fees mainly related to our previous litigation with Uber, $0.7 million in payroll related items, $0.3 million in stock-based compensation expense and $0.2 million in other information technology costs such as server and software expenses. This decrease was partially offset by additional expenses related to investor relations.
Research and Development
Research and development expense increased $0.5 million, or 123.8%, for the three months ended June 30, 2021, compared to the corresponding period of 2020, primarily due to payroll related items of $0.2 million and $0.2 million in stock-based compensation expense.
Research and development expense increased $0.7 million, or 53.2%, for the six months ended June 30, 2021, compared to the corresponding period of 2020, primarily due to increases of $0.3 million for increased headcount dedicated to research and development projects and $0.4 million in stock-based compensation expense.

Other expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other expense
Interest expense	$(1,845)	$(460)	$(1,385)	301.1%
Loss on extinguishment of debt	(2,184)	(81)	(2,103)	2,596.3%
Impairment of digital currencies	(776)	—	(776)	100.0%
Gain on change in fair value of warrant liability	663	—	663	100.0%
Other income	43	—	43	100.0%
Total other expense	$(4,099)	$(541)	$(3,558)	657.7%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other expense
Interest expense	$(4,064)	$(561)	$(3,503)	624.4%
Loss on extinguishment of debt	(7,952)	(81)	(7,871)	9,717.3%
Impairment of digital currencies	(776)	—	(776)	100.0%
Loss on change in fair value of warrant liability	(222)	—	(222)	100.0%
Other expense	(36)	—	(36)	100.0%
Total other expense	$(13,050)	$(642)	$(12,408)	1,932.7%

Other expense increased $3.6 million and $12.4 million for the three and six months ended June 30, 2021, compared to the corresponding period of 2020, respectfully, primarily due to losses on extinguishment of debt and interest related to our debt borrowings as further described in Note 5 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other (increases) and decreases were related to impairment charges for our digital currencies and adjustments related to the fair value of the warrants outstanding that were issued in conjunction with our 2020 senior convertible notes.

Liquidity and Capital Resources
As of June 30, 2021, we held total cash (including restricted cash) of $2.8 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
On October 9, 2020, we entered into a settlement agreement with Uber Technologies, Inc. ("Uber") and certain other parties related to our complaint against Uber, Uber's cross-complaint and amended cross-complaint against us and certain individual defendants. The settlement agreement provides that we will pay to Uber a total sum of $4.5 million in a series of installments. We recorded a charge in the third quarter of 2020 related to the settlement agreement. As of June 30, 2021, we owe $1.5 million, which will be paid no later than September 30, 2021. For further information related to the Uber settlement agreement, refer to Note 9 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K filed with the SEC on March 31, 2021.
As of June 30, 2021, the principal balance of our debt was approximately $4.0 million from various debt, including a Paycheck Protection Program ("PPP") loan and other debt offerings. The debt we believe will have the most significant impact on our future liquidity and capital resources is discussed below. For further information on all our debt outstanding as of June 30, 2021, refer to Note 5 “Debt” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In April 2020, we received a PPP loan of approximately $2.85 million, which bears interest at a rate of 0.98% per annum. The principal amount of our PPP loan is subject to forgiveness under the PPP. On July 7, 2021, we submitted our request to the Small Business Administration ("SBA") to forgive the full principal amount of the loan. The SBA is currently reviewing our forgiveness application. Although we currently anticipate the loan to be forgiven, there can be no assurance that any part of the PPP loan will be forgiven. The PPP loan matures in April 2022.
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we may offer and sell, from time to time, shares of our common stock for an aggregate offering price of up to $25 million. Although we are not obligated to sell shares under the sales agreement with B. Riley, we currently anticipate future sales of our common stock will be necessary to fund operations. As of June 30, 2021, we sold 691,584 shares of our common stock under the sales agreement, which generated aggregate net cash proceeds of approximately $1.0 million. As of the filing date of this Quarterly Report on Form 10-Q, we sold an additional 1,691,572 shares of our common stock for aggregate net proceeds of approximately $1.8 million and may sell additional shares for an aggregate offering price of approximately $22 million under our sales agreement with B. Riley.
While our liquidity risk continues as a result of the continuing and evolving effects of the COVID-19 pandemic, which resulted in smaller backlog and larger negative working capital than originally anticipated, management believes our cash on-hand, along with our ability to obtain financing through our at-the-market offering described above, will be adequate to support the capital needs for the next 12 months. Refer to "Going Concern, Liquidity and Management's Plan", under Note 1, "The Company and Basis of Presentation" of the notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(14,371)	$(4,750)	$(9,621)	202.5%
Net cash used in investing activities	(1,497)	—	(1,497)	100.0%
Net cash provided by financing activities	14,626	4,712	9,914	210.4%

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
We utilized $14.4 million of cash from operating activities during the six months ended June 30, 2021, primarily resulting from a net loss of $20.7 million. The net loss included non-cash charges of $14.3 million, primarily consisting of the loss on the extinguishment and amortization of debt issuance costs related to our 2020 Convertible Notes, as well as stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(6.1) million from a decrease in accounts payable, accrued expenses and an installment payment to Uber related to the settlement of our lawsuit, as well as $(1.9) million from other working capital changes, primarily a decrease in deferred revenue.
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

Investing Activities
Investing activities for the six months ended June 30, 2021 consisted of the purchase of digital currencies.

Financing Activities
Our financing activities during the six months ended June 30, 2021 consisted of proceeds from equity financings and debt borrowings offset by payments on debt. We acquired $14.6 million of cash from financing activities resulting primarily from $29.7 million in proceeds from the sale of our common stock and $10 million in proceeds from our Series B Convertible Note. These sources of financing were partially offset by $25.1 million of payments on debt, a majority of which were payments on the 2020 Convertible Notes. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q for information on the Company's financing activities.
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

Off-Balance Sheet Arrangements
Through June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Except for the changes described in Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements related to the adoption of ASU 2016-02 and our disclosure of our accounting policy related to our digital currencies, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021.
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
Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2021, we implemented new controls related to the adoption of ASU 2016-02. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2021 for the year ended December 31, 2020, as supplemented by the "Risk Factors" section in our prospectus filed with the SEC on February 12, 2021 (as amended and/or supplemented to date) and April 7, 2021 (as amended and/or supplemented to date) and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described below, within our Form 10-K for the year ended December 31, 2020 and the prospectuses are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
There is no guarantee that our current cash position, expected revenue growth and anticipated financing initiatives will be sufficient to fund our operations for the next twelve months.
We have an accumulated deficit of approximately $166.5 million as of June 30, 2021, as well as a net loss and negative cash flows from operations for the six months ended June 30, 2021. In addition, our backlog and cash on-hand at June 30, 2021 was lower than originally anticipated. These conditions raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional capital on favorable terms, if at all, during the next twelve months, our business and financial condition could be materially adversely affected.
Refer to "Going Concern, Liquidity and Management's Plan", under Note 1, "The Company and Basis of Presentation" of the notes to the condensed consolidated financial statements.
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

10.5
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

August 13, 2021	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)