Form 10-Q
period 2021-09-30
Phunware, Inc.
filed 2021-11-12
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2021, 96,261,780 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheet
(In thousands, except share and per share information)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$882	$3,940
Accounts receivable, net of allowance for doubtful accounts of $606 and $356 at September 30, 2021 and December 31, 2020, respectively	1,223	664
Digital currencies	789	—
Prepaid expenses and other current assets	745	304
Total current assets	3,639	4,908
Property and equipment, net	—	13
Goodwill	25,883	25,900
Intangible assets, net	38	111
Deferred tax asset	537	537
Restricted cash	91	91
Right-of-use asset	1,486	—
Other assets	276	276
Total assets	$31,950	$31,836
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,085	$8,462
Accrued expenses	2,417	5,353
Accrued legal settlement	—	3,000
Lease liability	486	—
Deferred revenue	1,815	2,397
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	83	4,435
Warrant liability	1,762	1,614
Total current liabilities	14,850	26,463
Long-term debt	849	3,762
Long-term debt - related party	195	195
Deferred tax liability	537	537
Deferred revenue	1,262	2,678
Lease liability	1,232	—
Deferred rent	—	180
Total liabilities	18,925	33,815
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2021 and December 31, 2020; 75,556,118 and 56,380,111 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	8	6
Additional paid-in capital	180,887	144,156
Accumulated other comprehensive loss	(356)	(338)
Accumulated deficit	(167,514)	(145,803)
Total stockholders’ equity (deficit)	13,025	(1,979)
Total liabilities and stockholders’ equity (deficit)	$31,950	$31,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$2,160	$3,130	$5,242	$7,983
Cost of revenues	1,026	898	2,842	2,757
Gross profit	1,134	2,232	2,400	5,226

Operating expenses:
Sales and marketing	715	383	1,910	1,265
General and administrative	3,296	4,276	9,075	11,981
Research and development	1,160	572	3,058	1,811
Legal settlement	—	4,500	—	4,500
Total operating expenses	5,171	9,731	14,043	19,557
Operating loss	(4,037)	(7,499)	(11,643)	(14,331)

Other income (expense):
Interest income (expense)	7	(1,362)	(4,057)	(1,923)
Loss on extinguishment of debt	—	(950)	(7,952)	(1,031)
Impairment of digital currency	—	—	(776)	—
Gain (loss) on change in fair value of warrant liability	1,501	1,244	(148)	1,244
Gain on forgiveness of PPP loan	2,850	—	2,850	—
Other income	51	—	15	—
Total other income (expense)	4,409	(1,068)	(10,068)	(1,710)
Income (loss) before taxes	372	(8,567)	(21,711)	(16,041)
Income tax expense	—	—	—	—
Net income (loss)	372	(8,567)	(21,711)	(16,041)
Other comprehensive income (loss):
Cumulative translation adjustment	(33)	47	(18)	(28)
Comprehensive income (loss)	$339	$(8,520)	$(21,729)	$(16,069)

Net income (loss) per common share, basic	$0.01	$(0.19)	$(0.31)	$(0.38)
Net income (loss) per common share, diluted	$—	$(0.19)	$(0.31)	$(0.38)

Weighted-average common shares used to compute net income (loss) per share, basic	74,347	44,304	70,185	42,089
Weighted-average common shares used to compute net income (loss) per share, diluted	74,699	44,304	70,185	42,089
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2021	72,736	$7	$177,254	$(167,886)	$(323)	$9,052
Exercise of stock options, net of vesting of restricted shares	2	—	1	—	—	1
Release of restricted stock	772	—	—	—	—	—
Sales of common stock, net of issuance cost	2,039	1	2,170	—	—	2,171
Stock-based compensation expense	—	—	1,462	—	—	1,462
Cumulative translation adjustment	—	—	—	—	(33)	(33)
Net income	—	—	—	372	—	372
Balance - September 30, 2021	75,549	$8	$180,887	$(167,514)	$(356)	$13,025

Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	133	—	71	—	—	71
Release of restricted stock	1,784	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	17,162	2	32,706	—	—	32,708
Stock-based compensation expense	—	—	3,888	—	—	3,888
Cumulative translation adjustment	—	—	—	—	(18)	(18)
Net loss	—	—	—	(21,711)	—	(21,711)
Balance - September 30, 2021	75,549	$8	$180,887	$(167,514)	$(356)	$13,025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2020	43,555	$4	$132,045	$(131,078)	$(457)	$514
Exercise of stock options, net of vesting of restricted shares	33	—	9	—	—	9
Release of restricted stock	388	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	164	—	225	—	—	225
Sale of common stock	1,302	1	1,341	—	—	1,342
Stock-based compensation expense	—	—	1,708	—	—	1,708
Reacquisition of equity component of Senior Convertible Note	—	—	(89)	—	—	(89)
Cumulative translation adjustment	—	—	—	—	47	47
Net loss	—	—	—	(8,567)	—	(8,567)
Balance - September 30, 2020	45,442	$5	$135,239	$(139,645)	$(410)	$(4,811)

Balance - December 31, 2019	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	186	—	96	—	—	96
Release of restricted stock	1,082	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus, and board of director fees	1,297	—	1,239	—		1,239
Sale of common stock	1,302	1	1,341	—	—	1,342
Stock-based compensation expense	—	—	3,458	—	—	3,458
Issuance of common stock upon partial conversions of Senior Convertible Note	1,764	—	2,266	—	—	2,266
Reacquisition of equity component of Senior Convertible Notes	—	—	(1,388)	—	—	(1,388)
Equity classified cash conversion feature of Senior Convertible Notes	—	—	219	—	—	219
Cumulative translation adjustment	—	—		—	(28)	(28)
Net loss	—	—	—	(16,041)		(16,041)
Balance - September 30, 2020	45,442	$5	$135,239	$(139,645)	$(410)	$(4,811)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(21,711)	$(16,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	2,770	1,217
Loss (gain) on change in fair value of warrant liability	148	(1,244)
Loss on extinguishment of debt	7,952	1,031
Impairment of digital currencies	776	—
Gain on forgiveness of PPP loan	(2,850)	—
Stock-based compensation	3,933	3,458
Other adjustments	297	145
Changes in operating assets and liabilities:
Accounts receivable	(272)	551
Prepaid expenses and other assets	(345)	(94)
Accounts payable	(1,236)	536
Accrued expenses	(2,891)	1,332
Accrued legal settlement	(3,000)	4,500
Lease liability payments	(662)	—
Deferred revenue	(1,998)	(1,906)
Net cash used in operating activities	(19,089)	(6,515)
Investing activities
Purchase of digital currencies	(1,497)	—
Net cash used in investing activities	(1,497)	—
Financing activities
Proceeds from borrowings, net of issuance costs	9,980	10,207
Proceeds from related party bridge loans	—	560
Payments on senior convertible notes	(25,116)	(3,948)
Payments on related party notes	—	(200)
Net repayments on factoring agreement	—	(638)
Proceeds from exercise of options to purchase common stock	73	95
Proceeds from sales of common stock, net of issuance costs	32,610	1,341
Net cash provided by financing activities	17,547	7,417
Effect of exchange rate on cash and restricted cash	(19)	(30)
Net (decrease) increase in cash and restricted cash	(3,058)	872
Cash and restricted cash at the beginning of the period	4,031	362
Cash and restricted cash at the end of the period	$973	$1,234

Supplemental disclosure of cash flow information:
Interest paid	$1,315	$681
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Proceeds not yet received for sales of common stock	$97	$—
Issuance of common stock for payment of legal, earned bonus and board of director fees	$66	$1,239
Issuance of common stock upon partial conversions of senior convertible note	$—	$2,266
Reacquisition of equity component of senior convertible note	$—	$(1,388)
Equity classified cash conversion feature of senior convertible note	$—	$219
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
The balance sheet at December 31, 2020 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2020, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of September 30, 2021 and the results of operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim period.
Certain reclassifications have been made to our condensed consolidated statement of cash flows for the nine months ended September 30, 2020. We combined individual line items that we considered to be immaterial and recorded these in our condensed consolidated statement of cash flows as other adjustments to conform to current year presentation. These reclassifications had no impact on previously reported operating, investing or financing cash flows.
Revised Financial Statements
During the preparation of this Quarterly Report on Form 10-Q, the Company determined that it had inaccurately accounted for an adjustment to certain terms of an outstanding warrant issued in conjunction with our 2020 Convertible Notes (defined below). As a result of our underwritten public offering in February 2021, the number of shares issuable and the exercise price were each adjusted pursuant to the terms of the warrant. While we accurately accounted for the decrease in the exercise price (from $4.00 per share to $2.25 per share), we did not account for the increase in the number of shares available for exercise under the warrant, from 2,160,000 shares to 3,840,000 shares. This resulted in an understatement of net loss during the three months ended March 31, 2021, an overstatement of net loss for the three months ended June 30, 2021 and an understatement of net loss for the six months ended June 30, 2021. We assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108, "Quantifying Misstatements" and concluded this error was not qualitatively material as there was no impact on cash, operating income, or cash flow from operations, among other considerations. However, we determined this error was a material weakness in our internal control over financial reporting. See Part I, Item 4, "Controls and Procedures," included in this Quarterly Report on Form 10-Q for further discussion.

The correction of this error resulted in adjustments to our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and the three and six months ended June 30, 2021, and our condensed consolidated balance sheets as of March 31, 2021 and June 30, 2021. As such, the balance of accumulated deficit and total stockholders' equity as of June 30, 2021 contained within in our condensed consolidated statement of changes in stockholders’ equity (deficit) for the three months ended September 30, 2021 has been revised. Disclosure of the revised amounts will also be reflected in future filings containing applicable periods.
The effect of this revision on certain line items within our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) for the interim periods subject to the revision is set forth below:

	As of or for the three months ended March 31, 2021
	Previously reported	Adjustments	As revised
Warrant liability	$2,499	$1,944	$4,443
Accumulated deficit	$(158,166)	$(1,944)	$(160,110)

Loss on change in fair value of warrant liability	$(885)	$(1,944)	$(2,829)
Net loss	$(12,363)	$(1,944)	$(14,307)
Net loss per common share, basic and diluted	$(0.19)	$(0.03)	$(0.22)

	As of or for the three months ended June 30, 2021
	Previously reported	Adjustments	As revised
Warrant liability	$1,836	$1,427	$3,263
Accumulated deficit	$(166,459)	$(1,427)	$(167,886)

Gain on change in fair value of warrant liability	$663	$517	$1,180
Net loss	$(8,293)	$517	$(7,776)
Net loss per common share, basic and diluted	$(0.12)	$0.01	$(0.11)
The revision had no impact on revenue, gross profit and operating income for the three and nine months ended September 30, 2021, as well as, our net loss and cash used in operations for the nine months ended September 30, 2021.
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
During the quarter ended September 30, 2021, we secured additional financing through the sale of our common stock through an at-the-market offering, as more fully described in Note 9 below. Furthermore, as detailed in Note 13, "Subsequent Events", we have raised additional cash proceeds from the issuance of our common stock and the exercise of warrants for our common stock. Subsequent to September 30, 2021, we raised net proceeds totaling approximately $66,696, of which $62,061 was cash proceeds from our at-the-market offerings and $4,635 from a partial exercise of a warrant that was issued to our 2020 Convertible Notes holder.
We have a history of net losses and although we anticipate our future cash outflows to exceed cash inflows as we continue to invest in revenue growth, as a result of the subsequent cash financings described above, we believe we have sufficient cash on-hand to fund potential net cash outflows for one year following the filing date of this Quarterly Report on

Form 10-Q. Accordingly, we believe there does not exist any indication of substantial doubt about our ability to continue as a going concern for one year following the filing date of this Quarterly Report on Form 10-Q.
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

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30, 2021	December 31, 2020
Customer A	47%	—%
Customer B	8%	16%
Customer C	3%	55%
Customer D	—%	13%
Digital Assets
During the nine months ended September 30, 2021, we purchased an aggregate of $1,497 in digital assets, and we were paid $87 in digital assets by various customers. Our purchases of digital assets were comprised solely of bitcoin, while payments by customers to us were made in bitcoin and ethereum. We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at cost, net of any impairment losses incurred since acquisition.
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
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our condensed consolidated statements of operations and comprehensive income (loss). Impairment loss was $776 for the nine months ended September 30, 2021 and we did not sell any digital assets during the nine months ended September 30, 2021.
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
Income (loss) per Common Share
Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Restricted shares subject to repurchase provisions relating to early exercises under our 2009 Equity Incentive Plan were excluded from basic shares outstanding. Diluted net income (loss) per common share is computed by giving effect to all potential shares of common stock adjusted to include the effect of shares issuable pursuant to our convertible note(s), the exercise of in-the-money warrants and options and unvested restricted stock units, to the extent dilutive. Shares are excluded from the calculation of diluted net income (loss) per common share when their inclusion would have been anti-dilutive or out-of-the-money.
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive or out-of-the-money:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible notes	19,324	7,221,740	19,324	7,221,740
Warrants	7,676,112	5,996,112	7,676,112	5,996,112
Options	207,257	1,211,828	1,117,697	1,211,828
Restricted stock units	3,807,154	2,223,773	3,807,154	2,223,773
Restricted shares	574	1,198	574	1,198
Total	11,710,421	16,654,651	12,620,861	16,654,651
Fair Value of Financial Instruments
We follow the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring and non-recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The Company uses a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of September 30, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital currencies	$789	$—	$—	$789
Total	$789	$—	$—	$789

Liabilities:
Warrant liability	$—	$1,762	$—	$1,762
Total	$—	$1,762	$—	$1,762

Our financial instruments measured at fair value as of December 31, 2020 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$1,614	$—	$1,614
Total	$—	$1,614	$—	$1,614
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
3. Revenue
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Revenues
Platform subscriptions and services	$1,771	$2,860	$4,472	$7,274
Application transaction	389	270	770	709
Net revenues	$2,160	$3,130	$5,242	$7,983
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 99% of our net revenues from within the United States for the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, 99% and 96% of our net revenues were from within the United States, respectively.

The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer A	35%	—%	15%	—%
Customer E	8%	9%	14%	11%
Customer F	—%	26%	—%	30%
Customer G	—%	21%	—%	8%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	September 30, 2021	December 31, 2020
Current deferred revenue
Platform subscriptions and services revenue	$1,734	$2,317
Application transaction revenue	81	80
Total current deferred revenue	$1,815	$2,397

Non-current deferred revenue
Platform subscriptions and services revenue	$1,262	$2,678
Total non-current deferred revenue	$1,262	$2,678
Total deferred revenue	$3,077	$5,075

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2021, we recognized revenue of $3,006 that was included in our deferred revenue balance as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations were $6,097 as of September 30, 2021, of which we expect to recognize approximately 38% as revenue over the next 12 months and the remainder thereafter.
PhunToken ("PHTK")
In 2019, we announced the launch of a PhunToken, which is meant to act as a medium of exchange within the Company's blockchain technology enabled rewards marketplace and data exchange (the "Token Ecosystem"). On May 11, 2021, we announced the commencement of the selling of PhunToken. PhunToken will initially be issued through a separate, wholly-owned subsidiary, Phun Token International. We follow the guidance of ASC 606, Revenue from Contracts with Customers, in determination the revenue recognition of our PhunToken sales. As of September 30, 2021, we had sold $100 of PhunToken for which we received both cash and digital currency from customers. PhunToken sales are recorded within application transaction revenue in the table above.

4. Cash, Cash Equivalents, and Restricted Cash
The following table sets forth our cash and restricted cash:

Cash and restricted cash	September 30, 2021	December 31, 2020
Cash	$882	$3,940
Restricted cash	91	91
Total cash and restricted cash	$973	$4,031

5. Debt

The following table sets forth our various debt obligations:

	September 30, 2021	December 31, 2020
Series A Note (principal amount)	$—	$2,481
Series B Note (principal amount)	—	3,585
Paycheck Protection Program Loan	—	2,850
Convertible notes	222	250
Promissory notes	905	905
Total debt	$1,127	$10,071
Debt discount - warrants (2020 Convertible Notes)	—	(1,029)
Debt discount - issuance costs (2020 Convertible Notes)	—	(650)
Less: current maturities of long-term debt	(83)	(4,435)
Less: related-party debt	(195)	(195)
Long-term debt	$849	$3,762

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
As a result of multiple offerings of sales of shares of our common stock during the first quarter of 2021, as more fully described Note 9 below, the investor elected to require us to use forty percent (40%) of the net proceeds from those offerings to satisfy obligations under the 2020 Convertible Notes. During the first quarter of 2021, we paid approximately $11,507, of which $5,717 was recorded as a loss on extinguishment of debt.
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
During the nine months ended September 30, 2021, we also recorded a loss on extinguishment of debt of $51 related to monthly installment payments made to the investor.
Warrant

In addition to the 2020 Convertible Notes, we issued a warrant exercisable for 3 years for the purchase, initially, of up to an aggregate of 2,160,000 shares of the Company's common stock at an initial exercise price of $4.00 per share. The number of shares and exercise price are each subject to adjustment provided under the warrant. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 3,840,000 shares. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The registration statement registering 2,160,000 shares of our common stock issuable pursuant to the terms of the warrant was declared effective by the SEC on October 27, 2020. The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

Upon issuance of the warrant, we recorded a warrant liability as a discount to the 2020 Convertible Notes. We revalued the warrant as of September 30, 2021, and accordingly we recorded the change in the fair value of the warrant liability for the reporting period. The following table sets forth the assumptions used to calculate the fair value of our warrant liability at the respective dates:

	September 30, 2021	December 31, 2020
Strike price per share	$2.25	$4.00
Closing price per share	$0.93	$1.26
Term (years)	1.78	2.53
Volatility	142%	146%
Risk-free rate	0.17%	0.17%
Dividend Yield	—	—

Participation Rights

In addition, the Company granted the 2020 Convertible Notes investor participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions, during the two years after the later of (a) the closing or (b) the date the 2020 Convertible Notes no longer remain outstanding, in an amount of up to 30% of the securities being sold in such offerings. This same investor has an additional 30% participation right that expires March 20, 2022 pursuant to a separate Securities Purchase Agreement relating to a convertible note that was issued in March 2020, that was subsequently paid in full with the proceeds of the Series A Note.

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, we received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, matures on April 9, 2022 and bore interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that the Small Business Administration ("SBA") remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note could have been prepaid by us at any time prior to the maturity with no prepayment penalties.

The principal amount of our PPP loan was subject to forgiveness under the PPP. On July 7, 2021, we submitted our request to the SBA to forgive the full principal amount of the loan and on August 16, 2021, we received notification that the SBA approved our PPP loan forgiveness application. We recorded a gain on the forgiveness of the PPP loan and related interest during the three and nine months ended September 30, 2021.
Convertible Notes
In April 2019, our board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”). The Convertible Notes bear ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. The Convertible Notes were convertible into shares of the Company’s common stock at a price of $11.50 per share and mature on June 3, 2024. Additional information about our Convertible Notes is included in Note 8, "Debt" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
On October 27, 2021, we paid $222 in cash to the noteholder of our Convertible Notes in full satisfaction of all obligations under the Convertible Notes.
Promissory Notes
In October 2019, our board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”). The Notes bear ordinary interest at a rate of 10% per annum. Interest under the Notes was payable monthly beginning on November 30, 2019. During the term of the Notes, we were required to maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which was available for use exclusively to satisfy any payments owed by the Company under the Notes. The principal and unpaid accrued interest on the Notes was due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019. Additional information about our Notes is included in Note 8, "Debt" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
During 2019, we issued a Note in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer and a member of our board of directors.
On October 27, 2021, we paid $905 in cash to the holders of our Notes in full satisfaction of all obligations under the Notes.
Interest Expense
The following table sets forth interest expense for our various debt obligations included on the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2020 Convertible Notes	$—	$279	$1,111	$279
Accretion of debt discount - issuance costs	—	185	1,741	370
Accretion of debt discount - warrants	—	805	1,029	805
All other debt and financing obligations	(7)	93	176	469
Total	$(7)	$1,362	$4,057	$1,923

6. Leases
As described in Note 2, we adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2021. We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We maintain four corporate offices located in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. As of September 30, 2021, the earliest of our lease agreements currently ends in March 2022 with the latest terminating in June 2025.

Some of our leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.
The weighted-average remaining lease term for operating leases as of September 30, 2021 was 3.19 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of January 1, 2021 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 19.13%.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive income (loss). Lease expense for the three and nine months ended September 30, 2021 was $208 and $629, respectively.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2021 (Remainder)	$198
2022	725
2023	622
2024	609
2025	208
Thereafter	—
$2,362
Less: Portion representing interest	(644)
$1,718
On March 16, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Irvine, California. The term of the sublease commenced on April 1, 2021 and terminates on March 31, 2025. The subtenant will pay us initial base rent of approximately $17 per month, which is subject to certain discounts throughout the sublease, as well as rent escalations. We recognized an impairment of our right-to-use asset related to the sublease of $77, which is recorded in other expense in our condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2021.
7. Commitments and Contingencies
Litigation

There have been no changes to the disclosure related to our settlements with Uber Technologies, Inc. ("Uber") and Ellenoff Grossman & Schole LLP, as well as, the dismissal of claims brought by Sha-Poppin Gourmet Popcorn, LLC since the filing of our Annual Report on Form 10-K, except as set forth below. See Note 9, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on March 31, 2021 for further information on the these matters.

As previously disclosed, on October 9, 2020, we entered into a settlement agreement with Uber and certain other parties related to our complaint against Uber, Uber's cross-complaint against us and Uber's amended cross-complaint against us and certain individual defendants. As provided in the settlement agreement, both parties agreed to fully and finally settle, compromise, and resolve all disputes, differences and disagreements that have existed, now exist, or may exist between them that fall within the subject matter lawsuit. Furthermore, each party denies engaging in any wrongdoing whatsoever and specifically denies each and every allegation of wrongdoing alleged in the lawsuit. The settlement agreement provided that we and our insurance carriers pay a total sum of $6,000 to Uber, of which our insurance carrier paid $1,500 to settle Uber's claims against the individual defendants while the Company paid a total of $4,500, with the final installment paid by us to Uber in September 2021. As a result of us remitting the final installment Payment to Uber, on October 13, 2021, Uber's complaint against the Company was dismissed with prejudice.

On December 17, 2019, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the 126th Judicial District Court of Travis County, Texas (Cause No. D-1-GN-19-008846). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs, and professional fees. On June 23, 2021, Defendants filed a motion to dismiss the petition based on the mandatory forum-selection clause in Phunware’s Articles of Incorporation, which require Plaintiffs’ claims to be filed in Delaware Chancery Court. We intend to vigorously defend against the lawsuit. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”). The matter is Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara. The complaint alleges a single cause of action for negligence related to services provided by WSGR to Phunware. On July 30, 2021, we filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara. This matter is captioned Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The second complaint alleges causes of action for negligence, breach of fiduciary duty, and negligent misrepresentation related to services provided by WSGR to Phunware. Both cases are in the early stages of litigation; the outcome is not certain. The relief sought, as stated in the complaints, are damages according to proof, interest and costs of suit.

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
8. PhunCoin
During 2018 and 2019, PhunCoin, Inc., our wholly-owned subsidiary, launched offerings of rights to acquire a token denominated as "PhunCoin" (the "Rights"). PhunCoin, Inc. accepts payment in the form of cash and digital currencies for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of PhunCoin at the time of issuance of PhunCoin during the launch of the Token Ecosystem (as defined above) before taking into consideration an applicable discount rate, which is based on the time of the purchase.
Through September 30, 2021, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of the Token Ecosystem (or "Token Generation Event"), (ii) one (1) year after the issuance of the Rights to the purchaser or (iii) the date PhunCoin, Inc. determines that it has the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offering are generally not refundable if the Token Generation Event is not consummated. We currently anticipate that PhunCoin will be issued to the holders of the Rights during the fourth quarter of 2021; however, there can be no assurance as to when or if we will be able to successfully launch the Token Ecosystem.
Additional information about PhunCoin is included in Note 10, "PhunCoin and PhunToken" of the notes to the consolidated financial statements included in our Annual Report on Form 10-K.
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of September 30, 2021 was 1,000,000,000 shares, with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 75,556,118 and 56,380,111 shares of our common stock outstanding, respectively, inclusive of 574 restricted shares subject to repurchase for unvested shares related to early option exercises under the Company’s stock equity plans.

On August 14, 2020, we entered into an At-The-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent, pursuant to which the Company would offer and sell, from time to time, through Ascendiant shares of our common stock for an aggregate offering price of up to $15,000. In January 2021, 2,670,121 shares of our common stock were sold for aggregate net cash proceeds of $5,058. Transaction costs were $156. We terminated the Sales Agreement with Ascendiant effective as of March 28, 2021.
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
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we may offer and sell, from time to time, shares of our common stock through or to B. Riley. We will pay B. Riley a commission of 3% of the gross proceeds of the sales price per share for sales of our common stock sold through or to B. Riley. The sales agreement with B. Riley will terminate the earlier of (i) the sale of all shares of our common stock permitted under the sales agreement; (ii) the date we or B. Riley elect to terminate by giving the other party five days' notice to the other party; and (iii) the exercise of any other termination right permitted therein. We are not obligated to sell shares under the sales agreement with B. Riley. As of September 30, 2021, 2,730,654 shares of our common stock had been sold and we had received aggregate net cash proceeds of $3,149, of which $3,052 had been received by us in cash as of September 30, 2021. We received the balance subsequent to the end of the quarter, and accordingly, we recorded $97 in prepaid expenses and other current assets as of September 30, 2021. Transaction costs were $97. We also incurred additional transaction costs paid outside of closing of $147.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	September 30, 2021		December 31, 2020
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrants	$2.25	3,840,000	$4.00	2,160,000
Common stock warrant (Series D-1)	$5.54	14,866	$5.54	14,866
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private Placement Warrants	$11.50	1,658,381	$11.50	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	$11.50	24,172
Total		7,676,112		5,996,112

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

In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of September 30, 2021, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,068,271. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 1,227,964 and 2,551,720 shares of common stock reserved for future issuances as of September 30, 2021 and December 31, 2020, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the nine months ended September 30, 2021 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,677,060	$1.41
Granted	4,346,176	1.86
Released	(1,881,725)	1.54
Forfeited	(334,357)	1.49
Outstanding as of September 30, 2021	3,807,154	$1.86

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
During the third quarter of 2021, we granted 54,000 restricted stock unit awards to team members with an average grant date fair value of $1.09 per share. The awards granted to team members vest over range of 47 months with various installment and vesting dates, and are subject to service conditions.
The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.
Stock Options
During third quarter of 2021, we granted 50,000 stock options to a non-employee consultant at an exercise price of $1.08 per share. The stock options vest over one year in twelve equal monthly installments. As of September 30, 2021, this is the only stock option grant outstanding under the 2018 Plan.
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
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three and nine months ended September 30, 2021 was not significant.
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
2009 Equity Incentive Plan
In 2009, we adopted the 2009 Equity Incentive Plan (the “2009 Plan”), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors, and consultants. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying condensed consolidated balance sheets and is reclassified to equity as the shares vest. As of September 30, 2021 and December 31, 2020, 574 shares were unvested amounting to $1 in accrued expenses. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	1,208,740	$0.80	6.19	$700
Granted	—	—
Exercised	(132,396)	0.55
Forfeited	(8,647)	2.13
Outstanding as of September 30, 2021	1,067,697	$0.82	5.88	$303
Exercisable as of September 30, 2021	1,019,321	$0.79	5.85	$295
For the nine months ended September 30, 2021, the aggregate intrinsic value of options exercised was $295 and the total fair value of options vested was $50.

Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive income (loss) for all stock-based compensation arrangements is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2021	2020	2021	2020
Cost of revenues	$352	$104	$884	$217
Sales and marketing	140	15	371	44
General and administrative	790	1,530	2,124	3,168
Research and development	213	59	554	29
Total stock-based compensation	$1,495	$1,708	$3,933	$3,458
We recognize forfeitures as they occur. As of September 30, 2021, the unamortized fair value of the restricted stock units under the 2018 Plan was approximately $5,881. The weighted-average remaining recognition period over which these costs will be amortized was approximately 2.7 years. Unrecognized stock compensation expense for options granted under the 2009 Plan was $33 as of September 30, 2021.
11. Domestic and Foreign Operations
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of September 30, 2021 and December 31, 2020, all of our identifiable long-lived assets were in the United States.
12. Related-Party Transactions

Accounts Payable
There are $255 included in accounts payables in our condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020 for Nautilus Energy Management Corporation, an affiliate of a current member and former member of our board of directors.
Debt

As more fully discussed in Note 5, Debt, the Company entered into a Note (defined above) with a certain related party. The Note was subsequently paid in full on October 27, 2021.
13. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
On September 10, 2021, we entered into a Stock Purchase Agreement (the "Agreement") with Caleb Borgstorm for the purchase of all issued and outstanding shares of common stock of Lyte Technology, Inc. for total consideration of up to $10,317. On October 18, 2021, we closed the acquisition contemplated by the Agreement with an adjusted purchase price of up to $10,980 ($2,500 of which is an earnout payment based upon Lyte operations meeting certain annual revenue milestone), representing an increase in working capital as of the closing date. We are currently determining the final purchase price allocation, but we expect the majority to be allocated to intangible assets and goodwill. We also expect to finalize the valuation and complete the price purchase allocation in the fourth quarter of 2021.
In conjunction with the acquisition, we also entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $5,220 in a private placement that closed on October 18, 2021. The promissory note was sold with an original issue discount of $200 and other issuance costs that total $280. After deducting all transaction cost, net cash proceeds to the Company were $4,740. No interest will accrue on the promissory note unless and until the occurrence of an event of default (as defined in the promissory note). Beginning on January 15, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $574. We may prepay any or all outstanding balance of the promissory note earlier than it is due with a prepayment premium of 110% which also applies to the monthly amortization payments.

On October 22, 2021, the holder of our 2020 Convertible Notes partially exercised its warrant for 2,060,000 shares of common stock with an exercise price of $2.25 for net proceeds of $4,635 to the Company.
Through November 12, 2021, we sold an additional 18,220,369 shares of our common stock pursuant to the terms of our At Market Issuance Sales Agreement with B. Riley. Aggregate net cash proceeds were $62,061 and transaction costs were $1,919.

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
Recent Developments
On September 10, 2021, we entered into a Stock Purchase Agreement (the "Agreement") with Caleb Borgstrom for the purchase all issued and outstanding shares of common stock of Lyte Technology, Inc. ("Lyte") with an initial purchase price of up to approximately $10.3 million ($2.5 million of which is an earnout payment based upon Lyte operations meeting certain annual revenue milestones). On October 18, 2021, we closed the acquisition with an adjusted purchase price of up to approximately $11.0 million (subject to the earnout adjustment), representing an increase in working capital as of the closing date. We are currently determining the final purchase price allocation, but we expect the majority to be allocated to intangible assets and goodwill. We also expect to finalize the valuation and complete the price purchase allocation (other than the earnout) in the fourth quarter of 2021.
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
We also believe our recent acquisition of Lyte will leverage a new distribution network for our blockchain initiatives.
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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 40% of our backlog as of September 30, 2021 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	September 30, 2021	December 31, 2020
(in thousands)
Backlog	$3,012	$3,991
Deferred revenue	3,077	5,075
Total backlog and deferred revenue	$6,089	$9,066

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Adjusted gross profit (1)	$1,486	$2,340	3,291	5,460
Adjusted gross margin (1)	68.8%	74.8%	62.8%	68.4%
Adjusted EBITDA (2)	$(2,474)	$(1,258)	$(7,620)	$(6,253)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross profit	$1,134	$2,232	$2,400	$5,226
Add back: Amortization of intangibles	—	4	7	17
Add back: Stock-based compensation	352	104	884	217
Adjusted gross profit	$1,486	$2,340	$3,291	$5,460
Adjusted gross margin	68.8%	74.8%	62.8%	68.4%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$372	$(8,567)	$(21,711)	$(16,041)
Add back: Depreciation and amortization	17	33	75	120
(Less) add back: Interest (income) expense	(7)	1,362	4,057	1,923
EBITDA	382	(7,172)	(17,579)	(13,998)
Add back: Stock-based compensation	1,495	1,708	3,933	3,458
Add back: Legal settlement	—	4,500	—	4,500
Add back: Loss on extinguishment of debt	—	950	7,952	1,031
Add back: Impairment of digital currencies	—	—	776	—
Less: Gain on forgiveness of PPP loan	(2,850)	—	(2,850)	—
(Less) add back: (Gain) loss on change in fair value of warrant liability	(1,501)	(1,244)	148	(1,244)
Adjusted EBITDA	$(2,474)	$(1,258)	$(7,620)	$(6,253)

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
Lyte Revenue. We expect to begin recognizing revenue as a result of closing our acquisition of Lyte during the fourth quarter of 2021. Revenue from Lyte will mainly be derived from the sale of high-performance personal computers. Lyte computers are sold with a variety of pre-packaged solutions, as well as customizable solutions selected by our customers. We expect to recognize revenue at the time a unit ships from our facility.
Lyte gross profit will be equal to Lyte revenue less the costs associated with the assembly of computers. Lyte gross profit is impacted by the costs that we pay for parts incorporated into a Lyte computer system, as well as labor costs of computer builders and shipping. Demand may exceed available supply at times, which may hamper our ability to deliver computer systems timely and may increase the costs at which we can obtain inventory needed for computer builds. Customizable solutions we offer our customers may also vary from time to time. As a result, revenue and gross profit related to Lyte may fluctuate from period to period. Although we plan to invest in Lyte for future growth, Lyte may experience revenue and gross profit fluctuations as a result of seasonality.
Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of subscriptions and services and application transactions, and beginning in the fourth quarter of 2021, Lyte.

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

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenues
Platform subscriptions and services	$1,771	$2,860	$(1,089)	(38.1)%
Application transaction	389	270	119	44.1%
Net revenues	$2,160	$3,130	$(970)	(31.0)%
Platform subscriptions and services as a percentage of net revenues	82.0%	91.4%
Application transactions as a percentage of net revenues	18.0%	8.6%

	Nine Months Ended September 30, 2021		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenues
Platform subscriptions and services	$4,472	$7,274	$(2,802)	(38.5)%
Application transaction	770	709	61	8.6%
Net revenues	$5,242	$7,983	$(2,741)	(34.3)%
Platform subscriptions and services as a percentage of net revenues	85.3%	91.1%
Application transactions as a percentage of net revenues	14.7%	8.9%
Net revenues decreased $1.0 million, or 31.0%, for the three months ended September 30, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $1.1 million, or 38.1%. Greater revenues derived in 2020 were primarily driven by development, licensing and support services provided to a customer during 2020. This customer is identified as "Customer F" in Note 3, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Application transaction revenue increased $0.1 million, or 44.1%, for the three months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to an increase in advertising campaigns.
Net revenues decreased $2.7 million, or 34.3%, for the nine months ended September 30, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $2.8 million, or 38.5%. Greater revenues derived in 2020 were primarily driven by development, licensing and support services provided to a customer during 2020. This customer is identified as "Customer F" in Note 3, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Application transaction revenue increased $0.1 million, or 8.6%, for the nine months ended September 30, 2021, compared to the corresponding period in 2020, primarily due to an increase in advertising campaigns and PhunToken sales. This increase was partially offset by the decrease in app store revenue.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenues
Platform subscriptions and services	$944	$845	$99	11.7%
Application transaction	82	53	29	54.7%
Total cost of revenues	$1,026	$898	$128	14.3%

Gross Profit
Platform subscriptions and services	827	$2,015	$(1,188)	(59.0)%
Application transaction	307	217	90	41.5%
Total gross profit	$1,134	$2,232	$(1,098)	(49.2)%

Gross Margin
Platform subscriptions and services	46.7%	70.5%
Application transaction	78.9%	80.4%
Total gross margin	52.5%	71.3%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenues
Platform subscriptions and services	$2,670	$2,640	$30	1.1%
Application transaction	172	117	55	47.0%
Total cost of revenues	$2,842	$2,757	$85	3.1%

Gross Profit
Platform subscriptions and services	$1,802	$4,634	$(2,832)	(61.1)%
Application transaction	598	592	6	1.0%
Total gross profit	$2,400	$5,226	$(2,826)	(54.1)%

Gross Margin
Platform subscriptions and services	40.3%	63.7%
Application transaction	77.7%	83.5%
Total gross margin	45.8%	65.5%
Total gross profit decreased $1.1 million, or 49.2% and $2.8 million, or 54.1% for the three and nine months ended September 30, 2021, respectively, when compared to the corresponding period of 2020. In addition to the revenue items described above, stock-based compensation increased $0.3 million and $0.7 million during the three and nine months ended September 30, 2021, respectively. Overall margin decrease can be attributed to a higher margin realized in 2020 related to Customer F, as compared to the same period in 2021 related to Customer A, as identified in Note 3, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$715	$383	$332	86.7%
General and administrative	3,296	4,276	(980)	(22.9)%
Research and development	1,160	572	588	102.8%
Legal Settlement	—	4,500	(4,500)	(100.0)%
Total operating expenses	$5,171	$9,731	$(4,560)	(46.9)%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$1,910	$1,265	$645	51.0%
General and administrative	9,075	11,981	(2,906)	(24.3)%
Research and development	3,058	1,811	1,247	68.9%
Legal Settlement	—	4,500	(4,500)	(100.0)%
Total operating expenses	$14,043	$19,557	$(5,514)	(28.2)%

Sales and Marketing
Sales and marketing expense increased $0.3 million, or 86.7% for the three months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to an increase of $0.1 million in each of employee compensation costs resulting from a higher headcount, $0.1 million increase in stock-based compensation expense and $0.1 million in marketing related expenditures.
Sales and marketing expense increased $0.6 million, or 51.0% for the nine months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to an increase of employee compensation costs resulting from a higher headcount of $0.2 million, $0.3 million increase in stock-based compensation expense and $0.1 million lead generation programs.
General and Administrative
General and administrative expense decreased $1.0 million, or 22.9% for the three months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to a decrease of $0.7 million in stock-based compensation and $0.6 million in legal fees mainly related to our previous litigation with Uber, which was settled in October 2020. This decrease was partially offset by $0.3 million in expenses related to investor relations.
General and administrative expense decreased $2.9 million, or 24.3% for the nine months ended September 30, 2021 compared to the corresponding period of 2020, primarily due to a decrease of $1.7 million in legal fees mainly related to our previous litigation with Uber, $1 million in stock-based compensation expense, $0.6 million related to employee retention tax credit, $0.3 million in bad debt recoveries, and $0.2 million in other information technology costs such as server and software expenses. This decrease was partially offset by additional expenses of $1 million related to investor relations.
Research and Development
Research and development expense increased $0.6 million, or 102.8%, for the three months ended September 30, 2021, compared to the corresponding period of 2020, primarily due to payroll related items of $0.3 million, $0.2 million in stock-based compensation expense and $0.1 million for travel and recruiting fees.

Research and development expense increased $1.2 million, or 68.9%, for the nine months ended September 30, 2021, compared to the corresponding period of 2020, primarily due to increases of $0.7 million for increased headcount dedicated to research and development projects and $0.5 million in stock-based compensation expense.
Legal Settlement

Legal settlement of $4.5 million relates to the settlement of the Company's litigation with Uber Technologies, Inc. as further described in Note 7, Commitments and Contingencies, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.

Other expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other income (expense)
Interest income (expense)	$7	$(1,362)	$1,369	(100.5)%
Loss on extinguishment of debt	—	(950)	950	(100.0)%
Gain on change in fair value of warrant liability	1,501	1,244	257	20.7%
Gain on forgiveness of PPP loan	2,850	—	2,850	100.0%
Other income	51	—	51	100.0%
Total other income (expense)	$4,409	$(1,068)	$5,477	(512.8)%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other income (expense)
Interest expense	$(4,057)	$(1,923)	$(2,134)	111.0%
Loss on extinguishment of debt	(7,952)	(1,031)	(6,921)	671.3%
Impairment of digital currency	(776)	—	(776)	100.0%
(Loss) gain on change in fair value of warrant liability	(148)	1,244	(1,392)	(111.9)%
Gain on forgiveness of PPP loan	2,850	—	2,850	100.0%
Other income	15	—	15	100.0%
Total other expense	$(10,068)	$(1,710)	$(8,358)	488.8%
Other income increased $5.5 million for the three months ended September 30, 2021, compared to the corresponding period of 2020, primarily due to Paycheck Protection Program ("PPP") loan forgiveness, change in fair value of our warrant liability and decrease in interest expense related to our outstanding debt.
Other expense increased $8.4 million for the nine months ended September 30, 2021, compared to the corresponding period of 2020, primarily due to losses on extinguishment of debt and interest related to our debt borrowings as further described in Note 5 "Debt" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. Other increases were related to impairment charges for our digital currencies and adjustments related to the fair value of the warrants outstanding that were issued in conjunction with our 2020 senior convertible notes. These were partially offset by decreases in other expense related to gain on forgiveness of our PPP loan.

Liquidity and Capital Resources
As of September 30, 2021, we held total cash (including restricted cash) of $1.0 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
We entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $5.2 million in a private placement that closed on October 18, 2021. After deducting all transaction cost, net cash proceeds to the Company were $4.7 million. No interest will accrue on the promissory note unless and until the occurrence of an event of default (as defined in the promissory note). We may prepay outstanding balance of the promissory note earlier than it is due with a prepayment premium of 110%. Beginning on January 15, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $574 thousand which are considered prepayments subject to the prepayment premium.
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we may offer and sell shares of our common stock, from time to time. We filed two prospectus supplements on April 7, 2021 and October 26, 2021 that form part of our shelf registration statement for the offer and sale of up to an aggregate of $25 million and $48.5 million in common stock, respectively. As of September 30, 2021, we sold 2,730,654 shares of our common stock under the sales agreement, which generated aggregate net cash proceeds of approximately $3.1 million. As of the filing date of this Quarterly Report on Form 10-Q, we sold an additional 18,220,369 shares of our common stock for aggregate net proceeds of approximately $62.1 million. We may sell additional shares for an aggregate offering price of approximately $6.3 million under our sales agreement with B. Riley and shelf registration statement.
On October 22, 2021, the holder of our 2020 Convertible Notes partially exercised its warrant for 2,060,000 shares of Common Stock with an exercise price of $2.25 for net proceeds of $4.6 million to the Company.
As a result of the financing events described above, while our liquidity risk continues as a result of the continuing and evolving effects of the COVID-19 pandemic, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the pace at which we can scale Lyte, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(19,089)	$(6,515)	$(12,574)	193.0%
Net cash used in investing activities	(1,497)	—	(1,497)	100.0%
Net cash provided by financing activities	17,547	7,417	10,130	136.6%
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
We utilized $19.1 million of cash from operating activities during the nine months ended September 30, 2021, primarily resulting from a net loss of $21.7 million. The net loss included non-cash charges of $13.3 million, primarily consisting of the loss on the extinguishment and amortization of debt issuance costs related to our 2020 Convertible Notes, as well as stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(7.1) million from a decrease in accounts payable, accrued expenses and an installment payment to Uber related to the settlement of our lawsuit, as well as $(3.3) million from other working capital changes, primarily a decrease in deferred revenue.
We utilized $6.5 million of cash from operating activities during the nine months ended September 30, 2020, primarily resulting from a net loss of $16.0 million, as adjusted $3.5 million for stock-based compensation, $1.2 million for amortization of debt discount and deferred financing costs, $1.2 million for gain on the change in fair value of warrants and $1.0 million for loss on extinguishment of debt. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $0.5 million from an increase in accounts payable, $1.3 million from an increase in accrued expenses, $4.5 million from an increase in legal settlement accrual, $0.6 million from an increase in account receivable, $(1.9) million from a decrease in deferred revenue and $(0.1) million from a decrease in prepaid and other assets.

Investing Activities
Investing activities for the nine months ended September 30, 2021 consisted of the purchase of digital currencies.

Financing Activities
Our financing activities during the nine months ended September 30, 2021 consisted of proceeds from equity financings and debt borrowings offset by payments on debt. We acquired $17.5 million of cash from financing activities resulting primarily from $32.6 million in proceeds from the sale of our common stock and $10 million in proceeds from our Series B Convertible Note. These sources of financing were partially offset by $25.1 million of payments on debt, a majority of which were payments on the 2020 Convertible Notes. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Report on Form 10-Q for information on the Company's financing activities.
Our financing activities during the nine months ended September 30, 2020 consisted of proceeds from various debt borrowings offset by net repayments on our financing factoring agreement. We acquired $7.4 million of cash from financing activities, as a result of $10.8 million from new issuances of debt (inclusive of $0.6 million from related parties) and $1.3 million from our at-the-market offering of common stock. These sources of financing were partially offset by $4.1 million of payments on debt (inclusive of $0.2 million to related parties) and $0.6 million in net repayments on our factoring financing agreement.

Off-Balance Sheet Arrangements
Through September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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

Recent Accounting Pronouncements
Refer to Note 2, “Summary of Significant Accounting Policies”, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for analysis of recent accounting pronouncements that are applicable to our business.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers (as defined below), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report because of the material weakness in internal control over financial reporting discussed below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of this Report, we identified a material weakness in internal control over financial reporting related to the accounting for an adjustment in certain terms of an outstanding warrant issued in conjunction with our 2020 Convertible Notes. As a result of our underwritten public offering in February 2021, the number of shares issuable and the exercise price were each adjusted pursuant to the terms of the warrant. While we accurately accounted for the decrease in the exercise price, due to an oversight we did not account for the increase in the number of shares available for exercise under the warrant. This error resulted in a revision of our unaudited condensed financial statements for each of the quarters ended March 31, 2021 and June 30, 2021. Accordingly, our management has determined that this control deficiency constitutes a material weakness.
We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to the material weakness described above are designed appropriately and will operate effectively. The remediation actions that we are implementing include a control to create and review on a quarterly basis a summary schedule of material terms of all outstanding debt and equity instruments and a control to review all existing financing agreements in conjunction with any new financing arrangements.
Management believes that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.
Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management will test, evaluate and audit the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements.
As described in Note 1, "The Company and Basis of Presentation," included in Part I, Item 1 of our unaudited condensed consolidated financial statements, we have revised prior period financial statements to correct for the errors resulting from the material weakness described above. As a result of the procedures performed to correct these errors, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Other than the material weakness and subsequent remediation plan described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2021 for the year ended December 31, 2020, as supplemented by the "Risk Factors" section in our prospectuses filed with the SEC on February 12, 2021 (as amended and/or supplemented to date), April 7, 2021 (as amended and/or supplemented to date) and October 26, 2021 (as amended and/or supplemented to date) and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described below, within our Form 10-K for the year ended December 31, 2020 and the prospectuses are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
We have identified a material weakness in our internal control over financial reporting that, if not properly remediated or if we experience additional material weaknesses, could result in us being unable to provide required financial information in a timely and reliable manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
Our management has identified a material weakness in our internal control over financial reporting as of September 30, 2021 related to the accounting for a certain adjustment provision that triggered in February 2021 related to a warrant issued in conjunction with our 2020 Convertible Notes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see Part I, Item 4 “Controls and Procedures” of this Report.
If we are not able to remediate the material weakness in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, we may be unable to provide required financial information in a timely and reliable manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
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
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
4.1	Form of Note, dated April 9, 2020, between the Company and JPMorgan Chase (Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed with the SEC on April 16, 2020.
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

10.4
Settlement Agreement and Mutual General Release, dated October 9, 2020, between the Company, Uber Technologies, Inc., and certain Individual Defendants (Incorporated by reference to Exhibit 10.12 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on November 12, 2020).

10.5
At Market Issuance Sales Agreement, by and between Phunware, Inc. and B. Riley Securities, Inc., dated April 7, 2021 (Incorporated by Reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on April 7, 2021).

10.6
Note Purchase Agreement dated October 15, 2021, between Phunware, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on October 19, 2021)..

10.7
Stock Purchase Agreement dated September 10, 2021, between Phunware, Inc. and Caleb Borgstrom (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on September 13, 2021).

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

November 12, 2021	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)