Form 10-K
period 2021-12-31
Phunware, Inc.
filed 2022-04-07
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $92,885,032 as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of March 31, 2022, 97,250,520 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

"Phunware," "Lyte Technology" and the Phunware and Lyte Technology design logos and the trademarks or service marks of Phunware, Inc. and its subsidiaries appearing in this Annual Report on Form 10-K are the property of Phunware, Inc. Trade names, trademarks and service marks of other companies that may appear in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations and financial position, business strategy and plans and our objectives for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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

Risks Related to Our Business, Operations and Industry

•We have a history of losses, we expect to continue to incur losses and we may not achieve or sustain profitability in the future.
•We face ongoing risks related to the COVID-19 pandemic and those risks could continue to significantly disrupt or materially adversely affect our business and operating results.
•Goodwill comprises a significant portion of our total assets.
•Current and future litigation could adversely affect us.
•Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology, product and service offerings in response to ongoing market changes.
•If we are unable to expand or renew sales to existing customers, or attract new customers, our growth could be slower than expected and our business may be harmed.
•Demand for our technology, product and service offerings could be adversely affected by volatile, negative or uncertain economic conditions, including, but not limited to those caused by the COVID-19 pandemic, and the effects of these conditions on our customers' businesses.
•If we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected.
•Worldwide political conditions may adversely affect demand for our products.
•The actual market for our product solutions could be significantly smaller than estimates.
•Substantial competition could reduce our market share and significantly harm our financial performance.
•Our future results will depend on our ability to continue to focus our resources and manage costs effectively.
•Our business strategy is evolving. Investments in new services and technologies may not be successful and may involve pursuing new lines of business or strategic transactions and investments, or dispositions of assets or businesses that may no longer help us meet our objectives.
•Future acquisitions could disrupt our business and may divert management’s attention and, if unsuccessful, harm our business.
•We may not be able to recognize revenue in the period in which our services are performed, which may cause our margins to fluctuate.
•Our financial results may be adversely affected by changes in accounting principles applicable to us.
•We may experience quarterly fluctuations in our operating results due to a number of factors, which makes our future results difficult to predict and could cause our operating results to fall below expectations.
•We could be held liable for damages or our reputation could suffer from security breaches or disclosure of confidential information or personal data.
•If we cause disruptions in our customers’ businesses or provide inadequate service, our customers may have claims for substantial damages against us, which could cause us to lose customers, have a negative effect on our corporate reputation and adversely affect our results of operations.
•Our technology offerings and services could infringe upon the intellectual property rights of others.
•If we are unable to protect our intellectual property rights from unauthorized use or infringement by third parties, our business could be adversely affected.
•If we are unable to collect our receivables from, or bill our unbilled services to, our customers, our business, results of operations or financial condition could be adversely affected.
•Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
•Our global operations are subject to complex risks, some of which might be beyond our control.
•Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our products and services solutions and negatively impact our operating results.
•If platform subscriptions renewal rates decrease, or we do not accurately predict subscription renewal rates, our future revenue and operating results may be harmed.
•If we are unable to attract new customers or sell additional services and functionality to our existing customers, our revenue growth will be adversely affected.

•Because we recognize revenue from application development services as deliverables are transferred to customers and platform subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.
•If we fail to forecast our revenue accurately, or if we fail to match our expenditures with corresponding revenue, our operating results could be adversely affected.
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
•If we do not maintain and grow a critical mass of advertisers and distribution partners, the value of our services could be adversely affected.
•Any inability to deliver successful mobile advertising campaigns due to technological challenges or an inability to persuasively demonstrate success will prevent us from growing or retaining our current advertiser base.
•We may be unable to deliver advertising in a context that is appropriate for mobile advertising campaigns, which could harm our reputation and cause our business to suffer.
•Activities of our application transaction customers with which we do business could damage our reputation or give rise to legal claims against us.
•Our business depends on our ability to collect and use data to deliver ads and to disclose data relating to the performance of our ads; any limitation on these practices could significantly diminish the value of our solutions and cause us to lose customers and revenue.
•Our business practices with respect to data could give rise to liabilities, restrictions on our business or reputational harm as a result of evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
•Our agreements with partners, employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
•We could be subject to additional income tax liabilities.
•Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value-added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our operating results.
•Our net operating loss carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.
•Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.
•If some of our customers experience financial distress or suffer disruptions in their business, their weakened financial position could negatively affect our own financial position and results.
•If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage. Our ability to effectively recruit and retain qualified officers and directors may also be adversely affected if we experience difficulty in maintaining adequate directors’ and officers’ liability insurance.
•The requirements of being a public company may strain our systems and resources, divert management’s attention and be costly.
•We are a "smaller reporting company" and, because we have opted to use the reduced reporting requirements available to us, our common stock may be less attractive to investors.
•Our business is subject to the risks of natural disasters, public health crises, political crises and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility

•We have and may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business. Future sales or issuances of our common stock, or the perception that such sales could occur, could depress the trading price of our common stock.
•Shares of our common stock may be issued pursuant to the terms of an outstanding warrant, which could cause the price of our common stock to decline.
•The Small Business Administration ("SBA") may review our Paycheck Protection Program (“PPP”) forgiveness application and if the SBA disagrees with our certification we could be subject to penalties and the repayment of our PPP loan, which could negatively impact our business, financial condition and results of operations and prospects.
•The price of our common stock and warrants has been, and may continue to be, volatile, and you could lose all or part of your investment.

•We have identified a material weakness in our internal control over financial reporting that, if not properly remediated or if we experience additional material weaknesses, could result in us being unable to provide required financial information in a timely and reliable manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.
•It may be difficult for us to retain or attract qualified officers and directors, which could adversely affect our business and our ability to maintain the listing of our common stock on the Nasdaq Capital Market.
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

Risks Related to our Digital Asset Holdings

•Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin.
•The prices of digital assets, including bitcoin and ethereum, may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
•Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our digital asset holdings.
•Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our digital asset holdings.
•The concentration of our digital asset holdings enhances the risks inherent in our bitcoin treasury strategy.
•We may be required to access our digital assets as a source of liquidity during a time of market volatility, which may result in selling our digital assets at a significant loss.
•If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital asset holdings, we may lose some or all of our bitcoin and our financial condition and results of operations could be materially adversely affected.
•The loss or destruction of a private key required to access our bitcoin may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our digital assets, our financial condition and results of operations could be materially adversely affected.
•Regulatory change reclassifying our digital assets as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of bitcoin and the market price of our common stock.

Risks Related to our Token Offerings

•We have raised capital to fund a token generation event of rights to receive future PhunCoin and, beginning in 2021, we have sold PhunTokens. There can be no assurance that PhunCoin or PhunToken will ever be issued and, any significant difficulties we may experience with the offerings of PhunCoin or PhunToken could result in claims against us. Additionally, the token generation event and the offerings of PhunCoin and PhunToken could subject us to various other business and regulatory uncertainties.
•The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.
•Because our tokens will be a digital asset built and transacted initially on top of existing third-party blockchain technology, we will be reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.
•The development and operation of the Token Ecosystem (hereinafter defined) will likely require technology and intellectual property rights.
•Our Token Ecosystem is designed to distribute PhunCoin or PhunToken to consumers who provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.

•Our Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of PhunCoin or PhunToken. If our Token Ecosystem’s security is compromised or if our Token Ecosystem is subjected to attacks that frustrate or thwart our users’ ability to access the Token Ecosystem, their PhunCoin or PhunToken or the Token Ecosystem products and services, users may cut back on or stop using the Token Ecosystem altogether.
•Our Token Ecosystem is susceptible to mining attacks.
•There is no existing trading market for our tokens.
•The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens.
•The prices of blockchain assets are extremely volatile. Fluctuations in the price of digital assets and/or waning interest of investors in the cryptocurrency industry could materially and adversely affect our business.

PART I
Item 1. Business.
General
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offer a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our MaaS technology is available in software development kit form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Overview of Business
Our MaaS platform is a fully integrated cloud platform for mobile that provides companies the services, products, and solutions necessary to engage, manage and monetize their mobile application portfolios and audiences at scale. According to eMarketer, adults in the U.S. spend more than four hours daily on mobile internet, of which approximately 90% of that time is spent in mobile apps (versus mobile web). Given this reality, we believe brands must establish a strong identity on mobile, especially on devices and platforms specific to the Apple iOS and Google Android operating systems and ecosystems. Phunware helps brands define, create, launch, promote, monetize and scale their mobile identities as a means to anchor the consumer journey and improve brand interactions. Our MaaS platform provides the entire mobile lifecycle of applications through one procurement relationship.
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
Our product and service offerings include cloud-based recurring software license subscriptions, with terms ranging from one to three years, application development and support services and application transaction-based media. Although a majority of our product and service offerings have been sold utilizing an internal sales team, we have also sold our product and service offerings through various channel partners. We continue to invest in these channel sales relationships.
Acquisition of Lyte Technology, Inc.
In October 2021, we acquired Lyte Technology, Inc. ("Lyte"), a provider of high-performance computer systems to individual consumers. Lyte derives its revenue by manufacturing custom and pre-packaged personal computer systems. Total consideration for the acquisition consisted of cash and common stock of the Company valued at up to approximately $10.98 million, of which $2.5 million is contingent upon Lyte meeting certain revenue targets. At the acquisition date, Lyte's operations were located in Gurnee, Illinois. We plan to relocate Lyte to Austin, Texas during the second quarter of 2022. Our acquisition of Lyte enables us to enter the personal computer hardware market. We will continue to pursue a direct to consumer selling strategy. We intend to grow Lyte revenue and its consumer base by expanding into international markets. We believe our acquisition of Lyte will leverage a new distribution network for our blockchain initiatives, which are more fully described below.
In conjunction with the acquisition, we also entered into a note purchase agreement with an original principal amount of $5.22 million in a private placement that closed on October 18, 2021.
Our Products and Services
Our mobile software subscriptions and services, application transaction solutions and hardware product offerings include the following:

•Cloud-based mobile software licenses in software development kits (“SDKs”) form utilized inside mobile applications for the following:
•Analytics (SDK that provides data related to application use and engagement);
•Content Management (SDK that allows application administrators to create and manage app content in a cloud-based portal);
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

•Application transactions, including re-occurring and one-time transactional media purchases for application discovery, user acquisition and audience building, audience engagement and audience monetization; and

•Pre-packaged and custom high-end personal computer systems for gaming, streaming and cryptocurrency mining enthusiasts.
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
Our Growth Strategy
Key elements of our growth strategy include:
Expansion of Lyte customer base and footprint. We plan to grow our Lyte operations, both domestically and internationally, as the gaming and cryptocurrency market expands. We may also offer different technology offerings and computer-builds that keep up with changing demand.
Expansion of mobile products and services. Mobile applications and in-application advertising media are among the fastest-growing and complex technology markets. We have made significant investments in research and development and plan to continue extending the functionality and breadth of our applications in the future, including, but not limited to, our Healthcare, Smart City and Smart Workplace solutions.
Deepening of existing customer relationships. We believe that we are well positioned to identify new opportunities or enhance existing services and solutions within our existing customer base. We expect to create cross and upsell opportunities as our customers seek to deepen their approach to mobile application lifecycle management.
Development of new relationships to expand our customer base. We intend to continue to grow our customer base by expanding our team of sales professionals and developing our indirect channel relationships. We also have partnered with technology providers, who serve as a referral source and provide us with quality leads for businesses interested in our products and services. We are able to leverage our mobile expertise and capabilities to compete effectively for new customers both directly and indirectly. Primary indirect channels include hardware, software, carriers and systems integrators/consultancies.
Continued growth of our customer base through targeted marketing and outreach. We intend to continue to opportunistically expand. Top expansion targets include entertainment, retail and real estate — all verticals that benefit from our integrated solutions, comprehensive lifecycle approach and ability to engage users in both digital and physical worlds.
Addition of new capabilities and geographic regions through strategic acquisition. We operate in a fragmented market that offers significant consolidation opportunities. We plan to to continue to evaluate strategic acquisitions and partnerships that enhance our capabilities and expand our geographic footprint, both domestically and internationally.
Expansion of our partnership network with third-party providers of tools and services. We are able to leverage our mobile expertise and capabilities to compete effectively for new customers both directly and indirectly. Primary indirect channels include hardware, software, carriers and systems integrators/consultancies. We are focused on building our brand to grow within existing and target end markets where there is strong demand for the products and solutions we provide.
Our Customers
Our target customers for our mobile software subscription and services are companies that are looking to enact digital transformation in their business — whether it is retail, healthcare, entertainment, real estate, smart living and workspaces or any other industry. We provide technology and solutions to support these organizations through every stage of the mobile application lifecycle.
We believe the multi-year contractual nature of our software and managed services provides revenue visibility. Our subscription and service agreements with our customers consist of terms relating to length of agreement (for subscriptions and application support), payment, liability, performance, cancellation and termination, confidentiality and indemnification obligations, among other provisions. All of these agreements contain terms of service that are generally consistent across our customers. Our subscription and service agreements generally do not impose obligation upon us, such as exclusivity or other terms.

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
We sell our Lyte computer systems directly to individual consumers with a focus on for gaming, streaming and cryptocurrency mining enthusiasts. Lyte customers purchase their systems via Lyte's website. Purchasers of Lyte game systems agree to terms and conditions governing the purchase during the online check-out process.
Concentration of Major Customers
Due to the nature of our business, we have in the past and may, at times, in the future have a material concentration of our revenue with a small number of customers. However, with the acquisition of Lyte and sales of PhunToken, we expect this to be less frequent. For the year ended December 31, 2021, no individual customer represented greater than 10% of our net revenue.
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
Our platform subscription and services sales organization is supported by our customer solutions team, which has deep technical expertise. Once contracted, our program management team collaborates with customers to ensure timely deliverables of contracted licenses and services. Post implementation, customers are supported post-sale by our customer success function managed within our program management team. Our sales cycle can range many months for large organizations.
We market our application transaction product line direct to businesses. We are also hoping to expand our media offerings by obtaining new business from local and national advertising agencies. Our contract length for our application transaction can be as small as a few days to three months for larger advertising campaigns. Our sales cycle is typically small for direct to business customers, whereby it may be longer when partnering with agencies.
Our marketing efforts for our Lyte operations currently consist of purchasing advertisements on various social media platforms. We do not maintain an internal salesforce, as sales are e-commerce based and derived from Lyte's website. Post-sale, we maintain a customer service and success function for our Lyte computer customers.
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality into our solutions. Our research and development efforts are focused on improving and enhancing our existing service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions. Performance, security, functional depth and breadth and usability of our solutions drive our technology decisions and product development. Research and development expenses were $4.2 million and $2.6 million for the fiscal years ended December 31, 2021 and 2020, respectively.

PhunCoin and PhunToken
Our product research and development team is continuing our vision of a future in which consumers own, control and are rewarded for the use of their personal data and information. In 2019, we launched a dual token structure in conjunction with the commencement of the offering of PhunToken. In 2018, we began offering rights to future issuances of PhunCoin. The dual-token economy both empowers consumers and re-imagines how brands engage with audiences by creating a blockchain-enabled data exchange (the “Token Ecosystem”) that recognizes the value of data and engagement. PhunCoin is intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data. PhunToken is intended to act as the “Value of Engagement” that empowers consumers to monetize their digital activity and the data they share with brands. In 2021, we commenced the sale of PhunToken. Upon sale of PhunToken to customers, we transfer the PhunToken purchased to the customers applicable ethereum-based wallet address. We continue to market and sell PhunToken.
During 2018 and 2019, we sold rights to the future issuances of PhunCoin. To date, we have recorded the rights purchases as a liability in our consolidated balance sheets as of December 31, 2021 and 2020, as we have yet to issue any PhunCoins pursuant to our rights offerings. We currently do anticipate generating additional significant funding from sales of PhunCoin rights.
A multidisciplinary team (design, engineering, quality assurance and product) is actively developing all aspects of the Token Ecosystem for iOS and Android. PhunCoin security features and compliance protocols have been and continue to be implemented. We are planning for future enhancements of the Token Ecosystem in 2022; however, there can be no assurance as to when (or if) we will be able to successfully launch the Token Ecosystem.
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
We compete primarily with companies offering cloud-based software solutions for location-based services, mobile marketing automation, content management, analytics and audience monetization, as well as data and campaign management for audience building and engagement. We also sometimes compete with application development agencies, in-house mobile teams and products developed by software providers that allow customers to build and scale new mobile applications. Our competitors include Airship, Apadmi, Appcelerator, Mutual Mobile, Pointr, Purple and as well as many competitors in the desktop personal computing business.
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
Government Regulation
We are subject to a variety of laws and regulations in the United States and abroad that involve matters central to our business. Many of these laws and regulations are still evolving and being tested in courts, and could be interpreted in ways that could harm our business including, but not limited to, privacy, data protection and personal information, rights of publicity, content, intellectual property, advertising, marketing, distribution, data security, data retention and deletion, and other communications, protection of minors, consumer protection, telecommunications, product liability, taxation, economic or other trade prohibitions or sanctions, anti-corruption law compliance and securities law compliance. In particular, we are subject to federal, state and foreign laws regarding privacy and protection of people's data. Foreign data protection, privacy, content and other laws and regulations can impose different obligations or be more restrictive than those in the United States. U.S. federal and state and foreign laws and regulations, which in some cases can be enforced by private parties in addition to government entities, are constantly evolving and can be subject to significant change. As a result, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in the new and rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices.
Proposed or new legislation and regulations could also significantly affect our business. For example, the European General Data Protection Regulation (GDPR) took effect in May 2018 and applies to all of our products and services used by people in Europe. The GDPR includes operational requirements for companies that receive or process personal data of residents of the European Union that are different from those previously in place in the European Union, and includes significant penalties for non-compliance. Effective August 2020, the Brazilian General Data Protection Law imposes requirements similar to GDPR on products and services offered to users in Brazil. The California Consumer Privacy Act (CCPA), which took effect in January 2020, also establishes certain transparency rules and creates new data privacy rights for users. Furthermore, voters in California approved Proposition 24, which expanded the CCPA by limiting businesses' use of "sensitive business information," such as precise geolocating. Proposition 24 is effective January 1, 2023 for personal data collected after January 1, 2022. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as liability for copyright infringement. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
In the United States, we have 17 patents issued and 4 pending non-provisional patent applications. The issued patents expire between the years 2027 and 2037, which are subject to the payment of maintenance fees. We also have one patent in Japan, which expires in 2031, which is subject to the payment of annual fees. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot provide assurance that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot assure you that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology.

In addition, if we expand international operations, an effective patent, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.
Our industry is characterized by the existence of a large number of patents and claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trade secret and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from continuing to offer our solution or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. Competitors may also be more likely to claim that our solutions infringe their proprietary rights and seek an injunction against us from continuing to offer our platform and/or components thereof. We cannot provide assurance that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Employees
We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2021, we had 120 employees: including 42 software developers, engineers, QA engineers and product managers; a sales and marketing force of approximately 18 professionals and 46 employees at Lyte. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.
Corporate Information
Our principal executive offices are located at 7800 Shoal Creek Boulevard, Suite 230-South, Austin, Texas 78757, and our telephone number is (512) 693-4199. Our website address is https://www.phunware.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the investor relations section of our website, which we post as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Phunware, that can be filed electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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
We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2021 and December 31, 2020. These losses were due to both a reduction in revenue in 2020 and 2021, as compared to previous years, and the substantial investments we made to build our products and services, grow and maintain our business, acquire customers and service our various debt obligations. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and expand our product offerings. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operations costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Annual Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.
We face ongoing risks related to the COVID-19 pandemic and those risks could continue to significantly disrupt or materially adversely affect our business and operating results.
The COVID-19 pandemic has had a significant adverse impact on global commercial activity and has created significant volatility in financial markets. Many governmental authorities have instituted quarantines, work-from-home directives, social distancing mandates, travel restrictions, border closures, limitations on public gatherings, and closures of or operational limitations on non-essential businesses, which are adversely impacting a number of industries such as travel, leisure, hospitality, and retail, in which we serve. In addition, hospitals, a major sector of business in which we operate, have implemented their own restrictions regarding onsite non-essential personnel during the pandemic. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the global economy and consumer confidence. The COVID-19 pandemic could have a sustained adverse impact on economic and market conditions and trigger a period of prolonged global economic slowdown, which could decrease technology spending, adversely affect demand for our offerings, and harm our business and operating results.
We believe our revenues may be negatively impacted in future periods until the effects of the pandemic have fully subsided and the current macroeconomic environment has substantially recovered. The uncertainty related to COVID-19 may also result in increased volatility in the financial projections we use as the basis for estimates and assumptions used in our financial statements.
In light of the uncertain and rapidly evolving situation relating to COVID-19, we have taken precautionary measures intended to reduce the risk of the virus to our employees, customers and communities in which we operate. We have established remote working arrangements for our employees, limited non-essential business travel and cancelled or shifted our customer, employee and industry events to a virtual-only format when necessary and available. As a result of these precautionary measures, there could be a negative impact on our sales, marketing and customer success efforts, continued delays in our sales cycles, delays in the release or delivery of new or enhanced product and service offerings or unexpected changes to such offerings, or operational or other challenges, any of which could significantly disrupt our business and operating results. For example, our shift to creating virtual customer and industry events may not be successful, and we may not be able to showcase our products as effectively or generate the same customer interest, opportunities and leads through virtual events as we have historically done through in-person events.
Considerable uncertainty still surrounds COVID-19, the evolution of its variants, its potential long-term economic effects, as well as the effectiveness of any responses taken by government authorities and businesses and of various efforts to inoculate the global population. Although we continue to actively monitor the situation and may take further actions as may be required by government authorities or as more information and public health guidance become available, we may not be able to immediately respond to, meet or enforce all required health and safety measures in all of our locations, and the full extent to which COVID-19 impacts our business and operating results will depend on future developments, including the duration, spread, severity and potential recurrence of the COVID-19 pandemic, impact on our customers and our sales cycles, our ability to generate new business leads, impact on our customer, employee, and industry events and effect on our vendors, all of which are highly uncertain and cannot be predicted.
In addition, the effects of the COVID-19 pandemic may heighten many of the other risks described in this “Risk Factors” section.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations, financial condition and our future operating results.
The carrying value of our goodwill was $33.3 million, or approximately 33% of our total assets, as of December 31, 2021. We perform an analysis on our goodwill balances to test for impairment on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds the estimated fair value.
We completed our annual goodwill impairment analysis as of September 30, 2021, and we concluded an impairment of goodwill was not necessary. We further updated this analysis at December 31, 2021 and concluded an impairment was not necessary as of this date, as well.
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
Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology and product and service offerings in response to ongoing market changes.
The collaboration and technology solutions business and markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our success depends on our ability to continue to develop and implement technology, product and service offerings that anticipate or timely respond to rapid and continuing changes in technology and industry developments and offerings by new technology providers to serve the evolving needs of our customers. Examples of areas of significant change in the industry include cloud, software defined infrastructure, virtualization, security, mobility, data analytics and IoT, the continued shift from maintenance to managed services and ultimately to cloud based services, as-a-service solutions, security and information technology automation. In addition, enterprises are continuing to shift from on-premise, hardware infrastructure to software centric hosted solutions. Technological developments such as these may materially affect the cost and use of technology and services by our customers and could affect the nature of how our revenue is generated. These technologies and others that may emerge, could reduce and, over time, replace some of our current business. In addition, customers may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate new technologies. If we do not sufficiently invest in new technology, industry developments and our personnel, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our technology offerings and services, our results of operations and our ability to develop and maintain a competitive advantage and growth could be negatively affected.
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
Our future growth depends upon expanding sales and renewals of sales of our technology and service offerings to existing customers and expansion of our personal computer offerings. Our customers may not continue to purchase our technology offerings and services, or our customers may reduce their purchase rate of services, if we do not demonstrate the value proposition for their investment and we may not be able to replace existing customers with new customers. In addition, our customers may not renew their contracts with us on the same terms, or at all, because of dissatisfaction with our product or service offerings. If our customers do not renew their contracts, our revenue may grow more slowly than expected, may not grow at all, or may decline.
Additionally, increasing incremental sales to our current customer base may require increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire and sales personnel may not become fully productive on the timelines that we have projected, or at all. Additionally, although we dedicate significant resources to sales and marketing programs, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot provide assurance that our efforts will increase sales to existing customers or generate additional revenue. If our efforts to upsell to our customers are not successful or we cannot find additional expansion opportunities, our future growth may grow more slowly than expected, may not grow at all, or may decline.
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
Demand for our technology, product and service offerings could be adversely affected by volatile, negative, or uncertain economic conditions, including, but not limited to those caused by the COVID-19 pandemic, and the effects of these conditions on our customers’ businesses.

Our revenue and profitability depend on the demand for our technology, product and service offerings, which could be negatively affected by numerous factors, many of which are beyond our control. Volatile, negative, or uncertain economic conditions, including those caused by the COVID-19 pandemic affect our customers’ businesses and the markets we serve. Such economic conditions in our markets have undermined and could in the future undermine, business confidence in our markets and cause our customers to reduce or defer their spending on new technology offerings and services, or may result in customers reducing, delaying or eliminating spending under existing contracts with us, which would negatively affect our business. Growth in the markets we serve could be at a slow rate, or could stagnate or contract, in each case for an extended period of time. Ongoing economic volatility and uncertainty and changing demand patterns affect our business in a number of other ways, including making it more difficult to accurately forecast customer demand and effectively build our revenue and resource plans.
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
If we fail to maintain the efficiency of our supply chain as we respond to changes in customer demand for our products, our business could be materially adversely affected.
Our ability to meet customer demand for our products depends, in part, on our ability to deliver the products our customers want on a timely basis. Accordingly, we rely on our supply chain for the manufacturing, distribution and fulfillment of Lyte personal computers. As we continue to grow Lyte, expand to international markets and acquire new customers, the efficiency of our supply chain will become increasingly important because many of our customers tend to have specific requirements for Lyte products, and specific time-frames in which they require delivery of these products. If we are unable to consistently deliver the right personal computers to our customers on a timely basis in the right locations, our customers may not order from us, which could have a material adverse effect on our business.
Worldwide political conditions may adversely affect demand for our products.
Worldwide political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales and our supply chain related to acquiring necessary inventory to assemble Lyte computers. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and worldwide financial markets.
The actual market for our product solutions could be significantly smaller than estimates of total potential market opportunity and if customer demand for our services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.
While we expect strong growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations, or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. If the customer demand for our products or services or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.
Substantial competition could reduce our market share and significantly harm our financial performance.
The market in which we operate is highly competitive, with relatively low barriers to entry for some software, product or service organizations. Some customers may be hesitant to switch vendors or to adopt cloud-based software such as ours and prefer to maintain their existing relationships. Some of our competitors are larger and have greater name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. We also face competition from custom-built software vendors and from vendors of specific applications, some of which offer cloud-based solutions, as well as custom-built personal computer hardware vendors. We may also face competition from a variety of vendors of software and products that address only a portion of our platform. In addition, other companies that provide cloud-based software in different target markets may develop software or acquire companies that operate in our target markets, and some potential customers may elect to develop their own internal software. With the introduction of new technologies and market entrants, we expect this competition to intensify in the future.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. Furthermore, our current or potential competitors may be acquired by third parties with greater available resources and the ability to initiate or withstand substantial price competition. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators and resellers. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our technology offerings do not become more accepted relative to our competitors’, or if our competitors are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenues could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results may be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which could adversely affect our business.
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
We continue to invest in new services and technologies, including adding additional vertical solutions to our product offerings and blockchain. We also plan to expand Lyte internationally. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our customers may not adopt these solutions widely, which could prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they may rely on third-party technology, software, services and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations or financial condition.
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
We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including acquisitions of Odyssey, Simplikate, Digby, Tapit!, GoTV and our most recently completed acquisition of Lyte.
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
We may not succeed in addressing these or other risks or any other problems encountered in connection with the integration of any acquired business. The inability to integrate successfully the business, technologies, products, personnel or operations of any acquired business, or any significant delay in achieving integration, could harm our business, results of operations or financial condition.
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
U.S. generally accepted accounting principles (“GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include standards regarding recognition of revenue from contracts with customers, costs of obtaining a contract and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results.
For example, in February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this guidance, companies are required to recognize all leases on their balance sheets by recording a lessee’s rights and obligations. We implemented this guidance in January 2021 on a modified retrospective basis and are required to account for the leases as assets and liabilities on our balance sheet, where previously we accounted for such leases on an “off balance sheet” basis. As a result, a significant amount of lease related assets and liabilities were recorded on our balance sheet. Though these changes did not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics, as well as third-party financial models regarding our financial condition.
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
•our ability to scale and expand Lyte;
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
•seasonality and its effect on customer demand for Lyte personal computers;
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
In the normal course of business as a seller of personal computers via the internet, we obtain large amounts of personal data, including credit and debit card information. We are also dependent on technology networks and systems to process, transmit and securely store electronic information and to communicate among our locations and with our customers. Security breaches of this infrastructure could lead to shutdowns or disruptions of our systems and potential loss or unauthorized disclosure of confidential information or data, including personal data. In addition, many of our engagements involve projects that are critical to the operations of our customers’ businesses. The theft and/or unauthorized use or publication of our, or our customers’, confidential information or other proprietary business information as a result of such an incident could adversely affect our competitive position and reduce marketplace acceptance of our services. Any failure in the networks or computer systems used by us or our customers could result in a claim for substantial damages against us and significant reputational harm, regardless of our responsibility for the failure.
In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union’s GDPR and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients’ for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based product offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the healthcare industry which we serve. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers. Similarly, unauthorized access to or through our information systems and networks or those we develop or manage for our customers, whether by our employees or third parties, could result in negative publicity, legal liability and damage to our reputation, which could in turn harm our business, results of operations, or financial condition.
If we cause disruptions in our customers’ businesses or provide inadequate service, our customers may have claims for substantial damages against us, which could cause us to lose customers, have a negative effect on our corporate reputation and adversely affect our results of operations.
If we make errors in the course of delivering services to our customers or fail to consistently meet our service-level obligations or other service requirements of our customers, such errors or failures could disrupt our customers' business, which could result in a reduction in our revenue or a claim for substantial damages against us. In addition, a failure or inability by us to meet a contractual requirement could subject us to penalties, cause us to lose customers or damage our brand or corporate reputation and limit our ability to attract new business.
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
We cannot be sure that our brand, software solution and personal computing product offerings and services do not infringe upon the intellectual property rights of third parties, who could claim that we or our customers are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some products or services in the future, or require us to rebrand. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenue we receive from the customer. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage our reputation, and/or require us to incur additional costs to obtain the right to continue to offer a product, service or solution to our customers. If we cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, our business, results of operations, or financial condition could be harmed. Similarly, if we are unsuccessful in defending a trademark claim, we could be forced to re-brand, which could harm our business, results of operations or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our customers could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our customer or our own services or operations, causing further damages.
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
Although international revenue currently represents a small portion of our revenue, our business from outside of the United States may expand in the future as we expand our international presence, including but not limited to our subscription, application transaction, Lyte personal computing, services and digital asset offerings. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. We may also face difficulties integrating any new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations, or financial condition could be adversely affected.
Economic uncertainties or downturns in the general economy or the industries in which our customers operate could disproportionately affect the demand for our products and services solutions and negatively impact our operating results.
General worldwide economic conditions could experience a significant downturn causing market volatility widespread uncertainty. As a result, we and our customers could find it extremely difficult to accurately forecast and plan future business activities. In addition, these conditions could cause our customers or prospective customers to reduce their information technology and individual household budgets, which could decrease corporate and individual spending on our product and service offerings, resulting in delayed and lengthened sales cycles, a decrease in new customer acquisition and/or loss of customers. Furthermore, during challenging economic times, our customers may face issues with their cash flows and with gaining timely access to sufficient credit or obtaining credit on reasonable terms, which could impair their ability to make timely payments to us, impact customer renewal rates and adversely affect our revenue. If such conditions occur, we may be required to increase our reserves, allowances for doubtful accounts and write-offs of accounts receivable and our operating results would be harmed. In addition, a downturn in the technology-related spend by our customers may disproportionately affect us. We cannot predict the timing, strength or duration of any economic slowdown or recovery, whether global, regional or within specific markets. If the conditions of the general economy or markets in which we operate worsen, our business could be harmed. In addition, even if the overall economy does not worsen or improves, the market for product and service offerings may not experience growth or we may not experience growth.
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
Because we recognize revenue from application development services as deliverables are transferred to customers and platform subscriptions over the term of the relevant contract, downturns or upturns in sales are not immediately reflected in full in our operating results.
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
The lengthy sales cycle for the evaluation and implementation of our platform software and service solutions, which typically extends for several months, may cause us to experience a delay between increasing operating expenses for such sales efforts, and, upon successful sales, the generation of corresponding revenue. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not receive as a result of delays arising from these factors. As a result, our operating results in future reporting periods may be significantly below the expectations of the public market, equity research analysts or investors, which could harm the price of our common stock.
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
•the impact of the COVID-19 pandemic to our customers; and
•the length and timing of customers’ approval processes.
If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, we could harm our reputation with advertisers or agencies, which could cause our revenue and business to suffer.
Our business relies on our ability to deliver successful and effective advertising campaigns. Some of those campaigns may experience fraudulent and other invalid impressions, clicks or conversions that advertisers may perceive as undesirable, such as non-human traffic generated by machines that are designed to simulate human users and artificially inflate user traffic on websites. These activities could overstate the performance of any given advertising campaign and could harm our reputation. It may be difficult for us to detect fraudulent or malicious activity because we do not own content and rely in part on our digital media partners to control such activity. These risks become more pronounced as the digital video industry shifts to programmatic buying. Both governmental and industry self-regulatory bodies have increased their scrutiny and awareness of and have taken recent actions to address advertising fraud and other malicious activity. While we routinely review the campaign performance, such reviews may not detect or prevent fraudulent or malicious activity. If we fail to detect or prevent fraudulent or other malicious activity, the affected advertisers may experience or perceive a reduced return on their investment and our reputation may be harmed. High levels of fraudulent or malicious activity could lead to dissatisfaction with our solutions, refusals to pay, prompt refund or future credit demands or withdrawal of future business. In addition, advertisers increasingly rely on third party vendors to measure campaigns against audience guarantee, viewability and other requirements and to detect fraud. If we are unable to successfully integrate our technology with such vendors, or our measurement and fraud detection differs from their findings, our customers could lose confidence in our solutions, we may not get paid for certain campaigns and our revenues could decrease. Further, if we are unable to detect fraudulent or other malicious activities and advertisers demand fraud-free inventory, our supply could fall drastically, making it impossible to sustain our current business model. If we fail to detect fraudulent or other malicious activities that impact the performance of our brand advertising campaigns, we could harm our reputation with our advertisers or agencies and our revenue and business could suffer.
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
We do not monitor or have the ability to control whether our advertising customers’ advertising of their products and solutions complies with federal, state, local and foreign laws. Failure of our application transaction customers to comply with federal, state, local or foreign laws or our policies could damage our reputation and expose us to liability under such laws. We may also be liable to third parties for content in the ads we deliver if the content involved violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive or otherwise in violation of applicable laws. A third party or regulatory authority may file a claim against us even if our advertising customer has represented that its ads are lawful and that they have the right to use any copyrights, trademarks or other intellectual property included in an ad. Any of these claims could be costly and time-consuming to defend and could also hurt our reputation within the advertising industry. Further, if we are exposed to legal liability, we could be required to pay substantial fines or penalties, redesign our business methods, discontinue some of our solutions or otherwise expend significant resources. Similarly, we do not monitor or have the ability to control whether digital media property owners with which we do business are in compliance with applicable laws and regulations, or intellectual property rights of others and their failure to do so could expose us to legal liability. Third parties may claim that we should be liable to them for content on digital media properties if the content violates copyrights, trademarks or other intellectual property rights of third parties or if the content is defamatory, unfair and deceptive, or otherwise in violation of applicable laws or other brand protection measures. These risks become more pronounced as the digital video industry shifts to programmatic buying.
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
While we have not collected data that is traditionally considered personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geolocation information and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be the subject of legislation or regulation. For example, some jurisdictions in the EU regard IP addresses as personal data and certain regulators have advocated for including IP addresses, GPS-level geolocation data and unique device identifiers as personal data. Moreover, with the effectiveness of the CCPA in California on January 1, 2020, the use of geolocation gathering in California should be approached with care to ensure compliance. Furthermore, the GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.
Evolving definitions of personal data within the United States, European Union and elsewhere, especially relating to the classification of IP addresses, machine or device identifiers, geolocation data and other such information, may cause us to change our business practices, diminish the quality of our data and the value of our solution and hamper our ability to expand our offerings.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with our reverse merger and recapitalization on December 26, 2018. As of December 31, 2021, we had federal net operating loss carryforwards of approximately $166.8 million, of which $81.2 million will never expire and $85.7 million will expire at various dates beginning in 2030. At

December 31, 2021, we had state and local net operating loss carryforwards of approximately $79.5 million, with the majority beginning to expire in 2030 if not utilized.
We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2021. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.
Our large customers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may request for us to develop additional features without providing us additional revenue, may require penalties for failure to deliver such features, may seek discounted product or service pricing and may seek more favorable contractual terms. As we sell more products and services to this class of customer, we may be required to agree to such terms and conditions. Such large customers also have substantial leverage in negotiating the resolution of any disagreements or disputes that may arise between us. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.
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
We are a "smaller reporting company" and, because we have opted to use the reduced reporting requirements available to us, our common stock may be less attractive to investors.
We are a "smaller reporting company" as defined by the SEC. For as long as we continue to be a smaller reporting company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including not being required to comply with auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, hurricane, mudslides, fire, flood, snow, ice or extreme temperatures could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have an office and at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and ad operations work is located in California. We also have corporate offices in Texas and Florida, both of which are susceptible to floods, hurricanes and extreme temperatures. Our Lyte operations are located in Illinois, an area that is vulnerable to heavy winds, ice, snow and tornadoes. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California, Texas or Florida. In late 2019, a strain of the coronavirus was reported to have surfaced and spread to the United States. The ongoing extent to which COVID-19 and its variants impact on our results is unknown. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility
We have and may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business. Future sales or issuances of our common stock, or the perception that such sales could occur, could depress the trading price of our common stock.
During 2021, we issued a significant amount common stock in various sales of our common stock via at-the-market offerings, as well as, issuances upon a partial exercise of an outstanding warrant. Additional capital may be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or products, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Further, in February 2022, we filed a Form S-3, which was subsequently declared effective by the SEC, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units, and contained therein was a prospectus supplement in which we may sell up to $100 million in sales of our common stock deemed to be an “at the market offering” as defined by the Securities Act. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders.
In addition, any debt financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. The perception that such sales or issuances may occur could also negatively impact the market price of our common stock. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.
Shares of our common stock may be issued pursuant to the terms of an outstanding warrant, which could cause the price of our common stock to decline.
On July 15, 2020 we issued a Series A Senior Convertible Note (a "Series A Note") and a Series B Senior Convertible Note (a "Series B Note," and together with the Series A Note, the "2020 Convertible Notes") to an institutional investor. We paid the 2020 Convertible Notes in full in April 2021. However, in connection with the issuance of the 2020 Convertible Notes, we issued a warrant to the holder. As of December 31, 2021, 1,780,000 shares may be issued under the warrant at an exercise price of $2.25 per share. The issuance of these shares will dilute our other equity holders, which could cause the price of our common stock to decline.
The SBA may review our Paycheck Protection Program (“PPP”) forgiveness application and if the SBA disagrees with our certification we could be subject to penalties and the repayment of our PPP loan, which could negatively impact our business, financial condition and results of operations and prospects.
During 2021, we received notification of forgiveness of our $2.85 million PPP loan received in calendar year 2020. We must retain PPP loan documentation in our files for six years after the date of forgiveness. We believe we met the SBA’s certification requirement based on our weakened business operations during the COVID-19 pandemic and small market value. However, no assurance can be given as to the outcome if the SBA re-evaluates our loan certification. The SBA could determine we did not qualify in whole or in part for loan forgiveness. In addition, it is unknown what type of penalties could be assessed against us if the SBA disagrees with our certification. We could be required to repay the PPP loan. Any penalties in addition to the potential repayment of the PPP loan could negatively impact our business, financial condition and results of operations and prospects.
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
•flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed; and

•major catastrophic events in our domestic and foreign markets, such as, but not limited to, natural disasters, terrorist attacks, cyber attacks or disease outbreak, epidemic or pandemic, including the ongoing effects of COVID-19 and its variants.

Furthermore, the trading price of our Common Stock has recently been volatile during relatively short time periods. For example, on January 28, 2022 our Common Stock traded at an intraday low of $1.93, whereas on February 10, 2022 our Common Stock traded at an intraday high of $3.87. We believe the volatility in the trading price and price range of our Common Stock may be the result of a number of factors, many of which are outside our control. Any increase in the trading price of our Common Stock may not be sustained. In the event of a rapid decrease in the trading price of our Common Stock, investors could lose a significant portion of their investment.
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
During the preparation of our quarterly report on Form 10-Q for the period ended September 30, 2021, our management identified a material weakness in our internal control over financial reporting related to the accounting for a certain adjustment provision that triggered in February 2021 pursuant to a warrant we issued in conjunction with our 2020 Convertible Notes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see Part II, Item 9A “Controls and Procedures” of this Report.
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
We may be unable to attract and retain qualified officers, directors and members of our board committees required for publicly-held companies, including, but not limited to, certifications from executive officers and requirements for financial experts on boards of directors. Further, applicable rules and regulations of the SEC and Nasdaq Capital Market heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. We currently do not have an "audit committee financial expert" as defined by the SEC serving on our Audit Committee. If we are unable to attract and retain qualified officers and directors, our business and our ability to maintain the listing of our shares of common stock on Nasdaq Capital Market could be adversely affected.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price and trading volume of our common stock could decline.
The trading market for our common stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We currently have a limited number of securities and industry analysts who publish research on us. If we are unable to increase our analysts coverage or these current analysts cease to publish research on us, our stock price and trading volume could be negatively impacted. If any of the analysts who cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock could decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.
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

Risks Related to our Digital Asset Holdings
Our bitcoin acquisition strategy exposes us to various risks associated with bitcoin.
During the fourth quarter of 2021, our Board of Directors via a unanimous written consent approved certain purchases by the Company of bitcoin, which we currently hold.
We are continually examining the risks and rewards of our bitcoin acquisition strategy. This strategy has not been tested over time or under various market conditions. Some investors and other market participants may disagree with this strategy or actions we undertake to implement it. If the price of bitcoin falls or our bitcoin acquisition strategy otherwise proves unsuccessful, it would adversely impact our financial condition, results of operations, and the market price of our common stock.
As of December 31, 2021, we held approximately 632 bitcoins that were acquired at an aggregate purchase price of approximately $37.0 million and an average purchase price of approximately $58,477 per bitcoin, inclusive of fees and expenses. As part of our overall corporate strategy, we may purchase additional bitcoin in future periods, though we may also sell bitcoin in future periods as needed to generate cash assets for operating purposes.
While our bitcoin is currently owned directly by us, we may investigate other potential approaches to holding our bitcoin assets. If we change the means by which we hold our bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment of our bitcoin holdings could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our common stock.
Bitcoin is a highly volatile asset that has traded below $30,000 per bitcoin and above $65,000 per bitcoin in the twelve months preceding the date of this Annual Report on Form 10-K. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including lending bitcoin to counterparties. Furthermore, the impact of our bitcoin holdings on our financial results and the market price of our common stock may be impacted by the trading price of bitcoin at any given time.
The prices of digital currencies, including bitcoin and ethereum, may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the price of bitcoin are likely to influence our financial results and the market price of our common stock.
Fluctuations in the trading prices of digital assets are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected and our business and financial condition could be negatively impacted if the price of bitcoin decreased substantially, including as a result of:

•decreased user and investor confidence in digital assets;
•investment and trading activities of highly active retail and institutional users, speculators, miners and investors;
•negative publicity or events relating to digital assets;
•negative or unpredictable media or social media coverage on digital assets;

•public sentiment related to the actual or perceived environmental impact of bitcoin, ethereum and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the bitcoin mining process;

•changes in consumer preferences and the perceived value of bitcoin or ethereum;
•competition from other crypto assets that exhibit better speed, security, scalability, or other characteristics, or that are backed by governments, including the U.S. government;

•the correlation between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of bitcoin, or a series of defaults by counterparties on bitcoin asset exchanges or trading venues;

•the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of Satoshi’s bitcoin;
•interruptions in service or failures of the principal markets for bitcoin or ethereum;

•further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin and ethereum transactions;

•transaction congestion and fees associated with processing transactions on the bitcoin or ethereum network;
•changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations;

•developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by digital assets becoming insecure or ineffective; and

•national and international economic and political conditions.
In addition, bitcoin, ethereum and other digital assets are relatively novel and are subject to various risks and uncertainties that may adversely impact their price. The application of securities laws and other regulations to such assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may create new regulations or interpret laws in a manner that adversely affects the price of our digital assets holdings. For example, foreign government authorities have recently expanded their efforts to restrict certain activities related to bitcoin and other digital assets. In China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country. In India, it has been reported that the Ministry of Corporate Affairs has circulated draft legislation that would prohibit mining, holding, selling, trading or using cryptocurrencies in the country. Similarly, the Central Bank of the Russian Federation issued a report in January 2022 advocating for a wide-ranging ban on crypto-related activities including the issuance, exchange and mining of cryptocurrencies in Russian territory, citing threats to financial stability, citizens’ well-being and its monetary policy sovereignty. Moreover, the risks of engaging in a bitcoin-focused treasury strategy are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on acceptable terms.
The growth of the digital assets industry in general, and the use and acceptance of bitcoin and ethereum in particular, may also impact the price of our digital asset holdings and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset, consumer demand for bitcoin as a means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.
Because bitcoin and ethereum have no physical existence beyond the record of transactions on their respective blockchains, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of transactions, hard “forks” of the blockchain into multiple blockchains, and advances in digital computing, algebraic geometry and quantum computing could undercut the integrity of the blockchain and negatively affect the price of our digital asset holdings. The liquidity of bitcoin and ethereum may also be reduced and damage to the public perception of bitcoin and ethereum may occur, if financial institutions were to deny banking services to businesses that hold digital assets, provide digital asset-related services or accept digital assets as payment, which could also decrease the price of our digital asset holdings.
Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our digital asset holdings.
Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding, management or selling significant amounts of digital assets.
The prices of bitcoin and ethereum have historically been subject to dramatic price fluctuations and are highly volatile. As explained more fully in Note 2 to our consolidated financial statements for the year ended December 31, 2021 included in this Annual Report on Form 10-K, we determine the fair value of our digital assets based on quoted (unadjusted) prices. We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices on an active exchange, indicate that it is more likely than not that any of our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest price of one digital asset quoted on an active exchange at any time since acquiring the specific asset. If the carrying value exceeds that lowest price at any time during the quarter, an impairment loss is deemed to have occurred with respect to that digital asset in the amount equal to the difference between its carrying value and such lowest price, and subsequent increases in the price will not be adjusted upward. Gains (if any) are not recorded until realized upon sale, at which point they would be presented net of any impairment losses. In determining the gain to be recognized upon sale, we calculate the difference between the sale price and carrying value of the specific digital asset sold immediately prior to sale.
As a result, any decrease in the fair value of our digital assets below their respective carrying value for such assets at any time since their acquisition requires us to incur an impairment charge, and such charge could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings and decrease the carrying value of our digital assets, which in turn could have a material adverse effect on the market price of our common stock.
As of December 31, 2021, we held $32.6 million of digital assets on our balance sheet and recognized $9.4 million digital asset impairment losses during the year ended December 31, 2021, which represented 18% of our net losses.
We may purchase additional digital assets or engage in other non-traditional treasury strategies in future periods. As a result, the proportion of our total assets represented by digital asset holdings may increase in the future, and volatility in our earnings in future periods may be significantly more than what we experienced in prior periods.
Due to the unregulated nature and lack of transparency surrounding the operations of many digital asset trading venues, they may experience fraud, security failures or operational problems, which may adversely affect the value of our digital asset holdings.
Digital asset trading venues are relatively new and, in some cases, unregulated. Furthermore, there are many trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in these trading venues, including prominent exchanges that handle a significant volume of trading, in the event one or more trading venues experience fraud, security failures or operational problems.
Any actual or perceived false trading in the digital asset market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our digital asset holdings. Negative perception, a lack of stability in the broader digital asset markets and the closure or temporary shutdown of trading venues due to fraud, business failure, hackers or malware, or government-mandated regulation may reduce confidence in digital assets and result in greater volatility of prices. To the extent investors view our common stock as linked to the value of our digital asset holdings, these potential consequences of a trading venue’s failure could have a material adverse effect on the market price of our common stock.
The concentration of our digital asset holdings enhances the risks inherent in our digital asset treasury strategy.
As of December 31, 2021, the carrying value of our digital asset holdings represented approximately 33% of our total assets, a majority of which is held in bitcoin and ethereum. We may purchase additional digital assets and increase our overall holdings of bitcoin and ethereum in the future, as well as, accept bitcoin and ethereum as payment for PhunToken and our products and services. The concentration of our digital asset holdings limit the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent of a traditional treasury strategy. If there is a significant decrease in the price of bitcoin or ethereum, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

We may be required to access our digital asset holdings as a source of liquidity during a time of market volatility, which may result in selling our digital assets at a significant loss.
We have currently adopted bitcoin as our primary treasury reserve asset. Historically, the digital asset markets have been characterized by more price volatility, a relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin or other digital asset holdings at reasonable prices or at all. If we are unable to sell our digital assets, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital asset holdings, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.
Security breaches and cyberattacks are of particular concern with respect to digital assets. Bitcoin, ethereum and other blockchain-based cryptocurrencies have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

•a partial or total loss of our holdings in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our bitcoin;
•harm to our reputation and brand;
•improper disclosure of data and violations of applicable data privacy and other laws; or
•significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.
Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, whether or not we are directly impacted, could lead to a general loss of confidence in the broader blockchain ecosystem or in the use of networks to conduct financial transactions, which could negatively impact us.
Attacks upon systems across a variety of industries, including industries related to digital assets, are increasing in frequency, persistence and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities as a result of the COVID-19 pandemic, and there could be additional breaches as a result of the recent conflict in Ukraine. Any future breach of our operations or those of others in the digital asset industry, including third-party services on which we rely, could materially and adversely affect our business.
The loss or destruction of a private key required to access our digital asset wallets may be irreversible. If we are unable to access our private keys or if we experience a cyberattack or other data loss relating to our digital asset holdings, our financial condition and results of operations could be materially adversely affected.
Our digital assets are controllable only by the possessor of both the unique public keys and private keys relating to the local or online digital wallets in which our digital assets are held. While the blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the assets held in such wallet. To the extent our private key is lost, destroyed, or otherwise compromised and no backup of the private key is accessible, we will be unable to access our digital assets held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets will not be compromised as a result of a cyberattack. The blockchain ledger, as well as other cryptocurrencies and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Regulatory change reclassifying our digital assets as a security could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of our digital asset holdings and the market price of our common stock.
While senior SEC officials have stated their view that bitcoin is not a “security” for purposes of the federal securities laws, the SEC has so far refused to permit the listing of any bitcoin-based ETFs, citing, among other things, concerns regarding bitcoin market integrity and custodial protections. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that bitcoin is a security. Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and also may require us to substantially change the manner in which we conduct our business.
In addition, if bitcoin is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of bitcoin and in turn adversely affect the market price of our common stock.

Risks Related to our Token Offerings
We have raised capital to fund a Token Generation Event of rights to receive future PhunCoin and, beginning in 2021 have sold PhunTokens. There can be no assurance that PhunCoin will ever be issued and, any significant difficulties we may experience with the offerings of PhunCoin or sales of PhunToken could result in claims against us. Additionally, the Token Generation Event and the offerings of PhunCoin and sales of PhunToken could subject us to various other business and regulatory uncertainties.
In June 2018, we raised capital by offering investors the right to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2021, a total of $1.2 million has been raised in both Rights offerings.
During the second quarter of 2019, Phunware announced the launch of a separate token, PhunToken, by its wholly owned subsidiary, Phun Token International, which enables consumers to participate in our planned blockchain-enabled data exchange and mobile loyalty ecosystem. As of December 31, 2021, we sold $1.1 million of PhunToken. Upon sale of PhunToken to customers, we deliver PhunToken to the respective customer's Etherum-based wallet.
We will use our commercially reasonable efforts to develop the Token Ecosystem, deliver PhunCoin and PhunToken, respectively, but there is no assurance that such efforts will be successful. If the Token Generation Event, defined as the launch of the Token Ecosystem, is not consummated, our sales of PhunCoin and additional sales of PhunToken may not result in substantial proceeds. If the Token Generation Event is not consummated and/or PhunCoin or PhunToken is not adopted commercially, we may have to reduce our planned expenditures. Also, any significant difficulties we may experience with the Token Generation Event, the delivery of PhunCoin or the continued sales and delivery of PhunToken could result in claims against us which could have a material adverse effect on the Company and its stockholders.
The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets could have a material adverse effect on our business plans, which may have a material adverse effect on the Company and our stockholders.
The growth of the blockchain industry in general, as well as the networks on which we will rely to consummate the Token Generation Event, is subject to a high degree of uncertainty. The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are constantly evolving. The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and blockchain assets may materially adversely affect our business plans to launch and maintain PhunCoin and PhunToken. For example, given the regulatory complexity with respect to cryptocurrency and related digital assets, complying with such regulations, which could change in the future or be subject to new interpretations, could have a material and adverse effect on our ability to develop, launch and continue to operate PhunCoin, PhunToken and the Token Ecosystem. In addition, the tax and accounting consequences to us of the Token Generation Event, PhunCoin and PhunToken could lead to incorrect reporting, classification or liabilities. If the Token Generation Event occurs and PhunCoin and PhunToken are developed, the structural foundation of PhunCoin and PhunToken, and the software applications and other interfaces or applications upon which PhunCoin, PhunToken and the Token Ecosystem rely or on which PhunCoin, PhunToken and the Token Ecosystem may rely in the future, are and will be unproven. There can be no assurances that PhunCoin or PhunToken will be fully secure, which may result in impermissible transfers, a complete loss of users’ PhunCoin or PhunToken on the Token Ecosystem, or an unwillingness of users to access, adopt and utilize PhunCoin or PhunToken, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin or PhunToken may materially and adversely affect our business.
Because our tokens will be a digital asset built and transacted initially on top of existing third-party blockchain technology, Phunware is reliant on another blockchain network, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.
Reliance upon another blockchain technology to create the Token Ecosystem subjects us and Token Ecosystem users to the risk of digital wallet incompatibility, or additional ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers' blockchain protocol, which may cause PhunCoin or PhunToken to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the Token Ecosystem.
The development and operation of the Token Ecosystem will likely require technology and intellectual property rights.

Our ability to develop and operate the Token Ecosystem may depend on technology and intellectual property rights that we may license from unaffiliated third parties. If for any reason we were to fail to comply with our obligations under any applicable license agreement, or were unable to provide or were to fail to provide the technology and intellectual property that the Token Ecosystem requires, it would be unable to operate, which would have a material adverse effect on the Company’s operations and financial condition and its ability to develop, enhance, and maintain the Token Ecosystem.

Some of our code and protocols rely on open source code publicly available. The open-source structure of some of the Token Ecosystem protocols means that the Token Ecosystem may be susceptible to developments by users or contributors that could damage the Token Ecosystem and our reputation and could affect the utilization of the Token Ecosystem, PhunCoin and PhunToken.

It is our intention that the Token Ecosystem will operate partially based on an open-source code maintained by us and other public contributors. The open-source nature of the Token Ecosystem protocol will mean that it may be difficult for the Company or contributors maintain or develop the Token Ecosystem and the Company may not have adequate resources to address emerging issues or malicious programs that develop within the Token Ecosystem adequately or in a timely manner. Third parties not affiliated with us may introduce weaknesses or bugs into the core infrastructure elements of the Token Ecosystem and open-source code which may negatively impact the Token Ecosystem. Such events may result in a loss of trust in the security and operation of the Token Ecosystem and a decline in user activity and could negatively impact the acceptance and adoption of the Token Ecosystem, PhunCoin and PhunToken.

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
The Token Ecosystem is designed to distribute PhunCoin or PhunToken to consumers who provide certain personal information to us. Providing this data exposes us to risks of privacy data breach and cybersecurity attacks.
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
There can be no assurances that PhunCoin, PhunToken or a user’s data will be fully secure, which may result in impermissible transfer, a complete loss of users’ PhunCoin, PhunToken or data on the Token Ecosystem, whether through system faults or malicious attacks, or an unwillingness of users to access, adopt and utilize PhunCoin and PhunToken. Any such faults or attacks on PhunCoin, PhunToken or users’ data may materially and adversely affect PhunCoin, PhunToken and the Token Ecosystem. There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security compromises could harm the Token Ecosystem’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Token Ecosystem, PhunCoin and PhunToken. We may be compelled to disclose personal information about a user or users of the Token Ecosystem to federal or state government regulators or taxation authorities.  Accordingly, certain information concerning users may be shared outside Phunware.
The Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of PhunCoin or PhunToken. If Token Ecosystem’s security is compromised or if the Token Ecosystem is subjected to attacks that frustrate or thwart our users’ ability to access the Token Ecosystem, their PhunCoin, PhunToken or the Token Ecosystem products and services, users may cease using the Token Ecosystem altogether.

The Token Ecosystem will use new technology. There are no guarantees that such technology will be bug-free or accepted by the marketplace. Thus, even if the Token Ecosystem should become operational, our tokens may be subject to the risk of theft, loss, malfunction, or reputational risk, any of which can significantly degrade the potential use of PhunCoin and PhunToken.

The Token Ecosystem structural foundation, the open-source protocols, the software application and other interfaces or applications built upon the Token Ecosystem are still in an early development stage and are unproven, and there can be no assurances that the Token Ecosystem and the creation, transfer or storage of PhunCoin and PhunToken will be uninterrupted or fully secure which may result in a complete loss of users’ PhunCoin or PhunToken or an unwillingness of users to access, adopt and utilize the Token Ecosystem. Further, the Token Ecosystem may also be the target of malicious attacks seeking to identify and exploit weaknesses in the software or the Token Ecosystem which may result in the loss or theft of PhunCoin or PhunToken. For example, if our tokens and the Token Ecosystem are subject to unknown and known security attacks (such as double-spend attacks, 51% attacks, or other malicious attacks), such attacks may materially and adversely affect the Token Ecosystem. In any such event, if the system launch does not occur or if the Token Ecosystem is not widely adopted, Purchasers of PhunCoin may lose all of their investment and customers of PhunToken may hold a coin for which there is no market to transact.

The Token Ecosystem is susceptible to mining attacks.

As with other decentralized cryptographic tokens and cryptocurrencies, the blockchain used in connection with PhunCoin, PhunToken and the Token Ecosystem may be susceptible to mining attacks, including double-spend attacks, majority mining power attacks, selfish-mining attacks, and race condition attacks. Any successful attacks present a risk to the Token Ecosystem and our tokens. Despite efforts by us, the risk of known or novel mining attacks exists.

Alternative platforms or networks may be established that compete with or are more widely used than the Token Ecosystem. It is possible that alternative platforms or networks could be established that utilize the same or similar protocols underlying the Token Ecosystem or attempt to facilitate services that are materially similar to the Token Ecosystem’s services. The introduction of these alternative networks and the potential entry of new competitors into the market could harm our ability to increase sales, which could negatively impact the Token Ecosystem, PhunCoin and PhunToken.

There is no existing trading market for our tokens.

Our PhunCoin and PhunToken are new crypto assets for which there is no established public market and peer-to-peer transfers will not be permitted unless and until token holders are notified otherwise by us and informed of the requirements and conditions to do so. There can be no assurance that a secondary market will develop or, if a secondary market does develop, that it will provide the holders of our PhunCoin and PhunToken with liquidity of investment or that it will continue for the life of the tokens. The liquidity of any market for our tokens will depend on a number of factors, including, but not limited: (i) the number of holders of our PhunCoin or PhunToken; (ii) the performance of our tokens; (iii) the market for similar crypto assets; (iv) the interest of traders in making a market PhunCoin and PhunToken; (v) regulatory developments in the digital token or cryptocurrency industries and (vi) legal restrictions on transfer. In the event that our tokens remain untradeable for a significant period of time or indefinitely, their value could be materially adversely affected.
The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens.
Regulation of digital assets, like PhunCoin and PhunToken, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is currently undeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with PhunCoin and PhunToken could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect the ability of us to maintain PhunCoin and PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

The prices of blockchain assets are extremely volatile. Fluctuations in the price of digital assets and/or waning interest of investors in the cryptocurrency industry could materially and adversely affect our business.

The prices of blockchain assets such as bitcoin and ethereum have historically been subject to dramatic fluctuations and are highly volatile. Several factors may influence the interest in cryptocurrency and blockchain asset investments such as PhunCoin and PhunToken, including, but not limited to:

•global blockchain asset supply;

•businesses’ acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online blockchain asset exchanges and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use;

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
•regulatory measures that may affect the use of blockchain assets such as PhunCoin and PhunToken;
•the maintenance and development of the open-source software protocol of certain blockchain assets;
•global or regional political, economic or financial events and situations; or
•expectations among the Token Ecosystem or other blockchain asset participants that the value and/or utility of other blockchain assets will soon change.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We currently lease approximately 9,700 square feet of office and warehouse space for our Lyte operations in Gurnee, Illinois. This lease is currently month-to-month. In March 2022, we entered into a lease agreement for approximately 21,830 square feet of manufacturing and warehouse space for our Lyte operations in Round Rock, Texas. We plan to relocate our Lyte operations to Texas during the second quarter of 2022. Our corporate headquarters is located in Austin, Texas, where we currently lease approximately 3,600 square feet under a lease agreement set to expire in March 2022, which we are planning to extend via a month-to-month lease arrangement. We also currently lease facilities in Irvine, California; San Diego, California; and Miami, Florida. We are currently subleasing our Irvine, California and Miami, Florida office facilities.
We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy arrangements or replacing them with equivalent facilities. We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity of such facilities is substantially being utilized or we have plans to utilize such capacity.
Item 3. Legal Proceedings.
The information set forth under the subheading "Litigation" in Note 11, "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, $0.0001 par value, began trading on the Nasdaq Capital Market on December 28, 2018 under the symbol “PHUN”.
Holders
On March 31, 2022, there were approximately 177 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors.
Dividends
We have not paid any cash dividends on our common stock to date. The payment of any cash dividends will be dependent upon our revenue, earnings and financial condition from time to time. The payment of any dividends is within the discretion of our board of directors. It is presently expected that we will retain all earnings for use in our business operations and, accordingly, it is not expected that our board of directors will declare any dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this section to “we,” “us,” "our" or “the Company” refer to Phunware, Inc. References to “management” or “management team” refer to our officers and directors.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Annual Report.
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
Key Events and Recent Developments
On September 10, 2021, we entered into a Stock Purchase Agreement with Caleb Borgstrom for the purchase of all issued and outstanding shares of common stock of Lyte Technology, Inc. with an initial purchase price of up to approximately $10.3 million, of which $2.5 million is subject to an earnout provision based upon Lyte operations meeting certain annual revenue milestones. On October 18, 2021, we closed the acquisition with an adjusted purchase price of approximately $11.0 million (subject to the earn-out adjustment), representing an increase in working capital as of the closing date. Refer to Note 3 "Business Combination" in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on the acquisition of Lyte.
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

Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our MaaS platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

•Enterprise mobile software development kits (SDKs) including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement and audience monetization;

•Integration of our SDK licenses into existing applications maintained by our customers, as well as custom application development and support services;

•Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals and applications; and

•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and monetization, including our engagement-driven cryptocurrency PhunToken.
We also offer and sell pre-packaged and custom high-end personal computer systems for gaming, streaming and cryptocurrency mining enthusiasts.
We intend to continue investing for long-term growth. We have invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We also expect to continue investing in the development and improvement of new and existing products and services to address customers' needs. We currently do not expect to be profitable in the near future.

Key Business Metrics
Our management regularly monitors certain financial measures to track the progress of its business against internal goals and targets. We believe that the most important of these measures include backlog and deferred revenue.
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current software subscription and services customer agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 40% of our backlog as of December 31, 2021 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenue, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	December 31,
	2021	2020
(in thousands)
Backlog	$3,316	$3,991
Deferred revenue	5,272	5,075
Total backlog and deferred revenue	$8,588	$9,066
For further information regarding our deferred revenue balances, refer to Note 4 “Revenue” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Non-GAAP Financial Measures
Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA
We report our financial results in accordance with GAAP. We also use certain non-GAAP financial measures that fall within the meaning ascribed in SEC Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit, adjusted gross margin and adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (our "non-GAAP financial measures"). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes including the preparation of our internal annual operating budget and (iv) to evaluate the performance and effectiveness of operational strategies.
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

•Our non-GAAP financial measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and
•Other companies in our industry may calculate our non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.
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
The following table sets forth the non-GAAP financial measures we monitor.

	Year Ended December 31,
	2021	2020
(in thousands, except percentages)
Adjusted gross profit (1)	$4,670	$6,939
Adjusted gross margin (1)	43.9%	69.4%
Adjusted EBITDA (2)	$(11,662)	$(8,353)
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

	Year Ended December 31,
	2021	2020
(in thousands, except percentages)
Gross profit	$3,613	$6,644
Add back: Amortization of intangibles	7	21
Add back: Stock-based compensation	1,050	274
Adjusted gross profit	$4,670	$6,939
Adjusted gross margin	43.9%	69.4%

	Year Ended December 31,
	2021	2020
(in thousands)
Net loss	$(53,522)	$(22,199)
Add back: Depreciation and amortization	240	153
Add back: Interest expense	4,481	3,413
(Less) Add back: Income tax (benefit) expense	(426)	2
EBITDA	(49,227)	(18,631)
Add back: Stock-based compensation	4,941	4,492
Add back: Legal settlement	—	4,500
Add back: Loss on extinguishment of debt	7,952	2,158
Add back: Impairment of digital assets	9,383	—
Add back (Less): Fair value adjustment for warrant liabilities	18,139	(872)
Less: Gain on forgiveness of PPP loan	(2,850)	—
Adjusted EBITDA	$(11,662)	$(8,353)

Components of Results of Operations
Revenue and Gross Profit
There are a number of factors that impact the revenue and margin profile of the product, service and technology offerings we provide, including, but not limited to, solution and technology complexity, technical expertise requiring the combination of products and types of services provided, as well as other elements that may be specific to a particular client solution.
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
Application Transaction Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions and cost per click. During 2021, we announced the commencement of the selling of PhunToken, PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. We recognize revenue related to PhunToken at time of delivery to a customer's ethereum-based wallet.
Application transaction gross profit is equal to application transaction revenue less cost of revenue associated with application transactions. Application transaction gross profit is impacted by the cost of advertising traffic we pay to our suppliers, the amount of traffic which we can purchase from those suppliers and ethereum blockchain fees paid to deliver PhunToken. As a result, our application transaction gross profit may fluctuate from period to period due to variable costs of advertising traffic and cryptocurrency blockchain fees.
Computer Hardware Revenue. We acquired Lyte in October 2021. Revenue from Lyte is primarily derived from the sale of high-performance personal computers. Lyte computers are sold with a variety of pre-packaged solutions, as well as customizable solutions selected by our customers. A majority of Lyte's customers pay us via credit card payments, which is managed through a third party processor. We recognize revenue at the time a completed unit ships from our facility.
Computer hardware gross profit is equal to computer hardware revenue less the costs associated with the assembly of computers. Computer hardware gross profit is impacted by the costs that we pay for parts incorporated into a Lyte computer system, as well as labor costs of our employees directly attributable to building computer systems and shipping. Demand may exceed available supply at times, which may hamper our ability to deliver computer systems timely and may increase the costs at which we can obtain inventory needed for computer builds. Customizable solutions we offer our customers may also vary from time to time. As a result, computer hardware revenue and gross profit may fluctuate from period to period. Although we plan to invest in Lyte for future growth, we may experience revenue and gross profit fluctuations as a result of seasonality.

Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of subscriptions and services and application transactions, and computer hardware.
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

Refer to Note 8 "Factoring Agreement" and Note 9 "Debt" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our factoring arrangement and debt offerings, respectively.

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
Refer to Note 15 "Income Taxes" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations
Comparison of Fiscal Years Ended December 31, 2021 and 2020
Net Revenue

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Net Revenue
Platform subscriptions and services	$5,308	$9,108	$(3,800)	(41.7)%
Computer hardware	3,095	—	3,095	100.0%
Application transaction	2,240	893	1,347	150.8%
Total revenue	$10,643	$10,001	$642	6.4%
Platform subscriptions and services as a percentage of total revenue	49.9%	91.1%
Computer hardware as a percentage of total revenue	29.1%	—%
Application transactions as a percentage of total revenue	21.0%	8.9%
Total revenue increased $0.6 million, or 6.4%, in the year ended December 31, 2021 compared to the corresponding period in 2020.
Platform subscriptions and services revenue decreased $3.8 million, or (41.7)%. Greater revenues derived in 2020 were primarily driven by development, licensing and support services provided to a particular customer during 2020. Revenue from this customer was 32% of our total net revenues for the year ended December 31, 2020. This customer is identified as “Customer D” in Note 4 “Revenue” of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Computer hardware revenue represented $3.1 million due to the Lyte Technology, Inc. acquisition.
Application transaction revenue increased $1.3 million, or 150.8% due to $1.1 million in PhunToken sales, as we commenced the sale of PhunToken in 2021 and an increase in revenue related to advertising campaigns.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Cost of Revenue
Platform subscriptions and services	$3,702	$3,180	$522	16.4%
Computer hardware	3,017	—	3,017	100.0%
Application transaction	311	177	134	75.7%
Total cost of revenue	$7,030	$3,357	$3,673	109.4%
Gross Profit
Platform subscriptions and services	$1,606	$5,928	$(4,322)	(72.9)%
Computer hardware	78	—	78	100.0%
Application transaction	1,929	716	1,213	169.4%
Total gross profit	$3,613	$6,644	$(3,031)	(45.6)%
Gross Margin
Platform subscriptions and services	30.3%	65.1%
Computer hardware	2.5%	—%
Application transaction	86.1%	80.2%
Total gross margin	33.9%	66.4%
Total gross profit decreased $3.0 million, or (45.6)%, in the year ended December 31, 2021 compared to the corresponding period of 2020. Stock-based compensation increased $0.8 million during the year ended December 31, 2021. Furthermore, margin decrease can be attributed to a higher margin realized in 2020 as compared to the same period in 2021 related to the customer identified as “Customer D” in Note 4, “Revenue”, in the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Operating Expenses

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Operating expenses
Sales and marketing	$3,022	$1,653	$1,369	82.8%
General and administrative	13,256	15,361	(2,105)	(13.7)%
Research and development	4,179	2,628	1,551	59.0%
Legal settlement	—	4,500	(4,500)	(100.0)%
Total operating expenses	$20,457	$24,142	$(3,685)	(15.3)%
Sales and Marketing
Sales and marketing expense increased $1.4 million, or 82.8% for the year ended December 31, 2021 compared to the corresponding period of 2020, primarily due to $0.5 million of increase employee compensation costs due to higher headcount, $0.4 million related to stock-based compensation expense and $0.3 million of online marketing expenditures.
General and Administrative
General and administrative expense decreased $2.1 million, or (13.7)%, for the year ended December 31, 2021, compared to the corresponding period of 2020, primarily due to a decrease of $1.8 million in legal fees mainly related to our previous litigation with Uber, $1.3 million in stock-based compensation expense and $0.5 million in bad debt recoveries. This decrease was partially offset by additional expenses of $1.2 million related to investor relations costs.

Research and Development
Research and development expense increased $1.6 million, or 59.0% for the year ended December 31, 2021, compared to the corresponding period of 2020, primarily due to increases of $1.0 million for increased headcount dedicated to research and development projects and $0.6 million in stock-based compensation expense.
Legal Settlement

The legal settlement expense of $4.5 million for the year ended December 31, 2020 relates to the settlement of our litigation with Uber as described in detail in Note 11 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other income (expense)

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Other income (expense)
Interest expense	$(4,481)	$(3,413)	$(1,068)	31.3%
Loss on extinguishment of debt	(7,952)	(2,158)	(5,794)	268.5%
Impairment of digital assets	(9,383)	—	(9,383)	100.0%
Fair value adjustment for warrant liabilities	(18,139)	872	(19,011)	(2,180.2)%
Gain on forgiveness of Paycheck Protection Program ("PPP") loan	2,850	—	2,850	100.0%
Other income, net	1	—	1	100.0%
Total other expense	$(37,104)	$(4,699)	$(32,405)	689.6%

    Other expense increased $(32.4) million for the year ended December 31, 2021 when compared to 2020, primarily due to a fair value adjustment as a result of a partial exercise of an outstanding warrant issued to the holder of our 2020 Convertible Notes, impairment of our digital asset holdings, primarily consisting of bitcoin and losses on extinguishment of debt related to payments and the payoff of our 2020 Convertible Notes. These losses were partially offset by the gain on forgiveness of our Paycheck Protection Program loan.
Refer to Note 2, "Summary of Significant Accounting Policies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding our digital asset holdings. Further, reference is made to Note 9 "Debt" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our debt holdings.

Liquidity and Capital Resources
As of December 31, 2021, we held total cash of $23.1 million, all of which was held in the United States.
In connection with our acquisition of Lyte, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2021 Promissory Note") with an original principal amount of $5.2 million in a private placement that closed on October 18, 2021. After deducting all transaction cost, net cash proceeds to us were $4.7 million. No interest will accrue on the promissory note unless and until the occurrence of an event of default (as defined in the promissory note). We may prepay outstanding balance of the promissory note earlier than it is due with a prepayment premium of 110%. Beginning on January 15, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $574 thousand which are considered prepayments subject to the prepayment premium.
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we offered and sold shares of our common stock, from time to time. We filed two prospectus supplements on April 7, 2021 and October 26, 2021 that form part of our shelf registration statement for the offer and sale of up to an aggregate of $25 million and $48.5 million in common stock, respectively. As of December 31, 2021, 20,951,043 shares of our common stock had been sold and we had received aggregate net cash proceeds of $65.2 million. We terminated our At Market Issuance Sales Agreement with B. Riley on February 4, 2022, with an effective termination date of February 9, 2022. In addition, on October 22, 2021, the holder of our 2020 Convertible Notes partially exercised its warrant for the purchase of 2,060,000 shares of our common stock at an exercise price of $2.25 per share for net proceeds of $4.6 million to the Company.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement in which we may sell up to $100 million of our common stock in an “at the market offering” as defined by the Securities Act pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. To date, we have not sold any shares of our common stock under the sales agreement with H.C. Wainwright or issued any securities under our Form S-3 filed on February 1, 2022.
As a result of the financing events described above, while our liquidity risk continues as a result of continued losses and the ongoing and evolving effects of the COVID-19 pandemic, management believes it has sufficient cash on hand for at least one year following the filing date of this Annual Report on Form 10-K.
Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the pace at which we can scale Lyte, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financings, or issue securities related to the effective registration statement described above. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,		Change
(in thousands, except percentages)	2021	2020	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(22,514)	$(10,973)	$(11,541)	105.2%
Net cash used in investing activities	(46,385)	—	(46,385)	100.0%
Net cash provided by financing activities	88,019	14,596	73,423	503.0%
Operating Activities
Our primary source of cash from operating activities is receipts sales for our various product and service offerings as further described elsewhere in this Annual Report. Our primary uses of cash from operating activities are payments to employees for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, vendors for costs of inventory related to the assembly of Lyte computers, sales and marketing expenses and general operating expenses.

We utilized $(22.5) million of cash from operating activities during 2021 resulting from a net loss of $(53.5) million. The net loss included non-cash charges of $40.0 million, primarily consisting of the change in fair value of warrants, impairment of digital assets, the loss on the extinguishment and amortization of debt issuance costs related to our 2020 Convertible Notes, as well as stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(5.7) million from a decrease in accounts payable, accrued expenses and an installment payments to Uber related to the settlement of our lawsuit, as well as $(3.3) million from other working capital changes, primarily related to a decrease in post-acquisition deferred revenue and inventory purchases.
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
Investing Activities
Investing activities during 2021 consisted of the purchase of digital assets and the acquisition of Lyte Technology, Inc.

Financing Activities
Our financing activities during 2021 consisted of proceeds from equity financings and debt borrowings offset by payments on debt. We acquired $88.0 million of cash from financing activities resulting primarily from $94.7 million in proceeds from the sale of our common stock, $14.7 million in proceeds from our Series B Convertible Note and 2021 Promissory Note and $4.6 million from a partial exercise of a warrant held by the holder of our 2020 Convertible Notes. These sources of financing were partially offset by $(26.2) million of payments on debt, a majority of which related to payments on the 2020 Convertible Notes.
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
Contractual Obligations
We lease various office facilities, including our corporate headquarters in Texas and offices in California and Florida, under non-cancellable operating lease agreements that expire through 2025. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.8 million and $0.8 million for the years ended December 31, 2021 and 2020, respectfully.
The following table sets forth our contractual obligations as of December 31, 2021 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,107	$667	$1,230	$210	$—
Off-Balance Sheet Arrangements
During the years ended December 31, 2021 and 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Revenue
We derive our revenue primarily from MaaS subscription fees, application development and support fees, as well as revenue from the sale of high-performance personal computer systems. Revenue is recognized when control of these products or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue recognition policy follows guidance from Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers (Topic 606).
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
Our software subscription and services contracts often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. When a customer contract consists of licensing, application development and support services, we consider these separate performance obligations, which would require an allocation of consideration. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time.
Digital Assets
We account for out digital assets as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition.
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin and ethereum (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our consolidated statements of opera
Goodwill
We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As of December 31, 2021, no impairment of goodwill has been identified.
2020 Convertible Notes and Warrant
In July 2020, we issued the 2020 Convertible Notes. We also issued a warrant exercisable for three (3) years for the purchase, initially, of an aggregate of up to 2,160,000 shares of our common stock at an initial exercise price of $4.00 per share. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 3,840,000. We evaluated all of the financial instruments, including the warrant to purchase shares of our common stock issued in conjunction with 2020 Convertible Notes, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815-40, Derivatives and Hedging - Contracts in an Entity’s Own Stock. In accordance with ASC 480, Distinguishing Liabilities from Equity, we accounted for the warrant initially as a liability at its fair value and is then re-valued the warrant at each reporting date, with changes in the fair value reported in the consolidated statement of operations. We used a Black-Scholes option-pricing model to value the warrants at inception and subsequent valuation dates. Furthermore, the holder partially exercised its warrant for 2,060,000 shares of our common stock, in October 2021, which resulted in a revaluation of the warrant at the time of exercise. The initial and subsequent valuations of the warrant requires significant judgment. For the assumptions used to value at warrant as of December 31, 2021, refer to Note 9 “Debt” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Combination

We account for business combinations using the acquisition method of accounting as prescribed in ASC 805, "Business Combinations (Topic 805)." We record the assets acquired, liabilities assumed and acquisition-related contingent consideration at fair value on the date of acquisition. The difference between the purchase price, including any contingent consideration, and the fair value of net assets acquired is recorded as goodwill. We may adjust the preliminary purchase price and purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as we obtain more information as to facts and circumstances that impact the determination of fair value at the acquisition date. Any change in fair value of acquisition-related contingent consideration resulting from events after the acquisition date is recognized in earnings. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.
Recent Accounting Standards
Recent accounting standards applicable to our business are described under the subheading "Recently Adopted Accounting Policies" in Note 2 "Summary of Significant Accounting Policies" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and as such, we are not required to provide the information required under this Item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Accounting for and Disclosure of Digital Assets

Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company’s digital assets held as of December 31, 2021, which consist mainly of Bitcoin and Ethereum, are accounted for as indefinite-lived intangible assets, and have been included in current assets on the consolidated balance sheet. The Company’s digital assets as of December 31, 2021 were approximately $32.6 million. For the year ended December 31, 2021, the Company generated revenue of $1.1 million from the sale of PhunToken for which they received both cash and digital currency from customers. The Company’s management has exercised significant judgment in their determination of how existing accounting principles generally accepted in the United States of America (“GAAP”) should be applied to the accounting for digital assets held, the associated financial statement presentation and accompanying footnote disclosures.

We identified the accounting for and disclosures of digital assets held and sold as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the valuation, existence and rights and obligations of digital assets held and sold. The nature and extent of audit effort required to address the matter included significant involvement of more experienced engagement team members and subject matter experts related to the matter.

How We Addressed the Matter in Our Audit

Our audit procedures included, amongst others:

•We obtained an understanding of management’s process with regards to the methodology used, and the factors considered in determining the appropriate accounting for and disclosure of its digital assets held;
•Evaluated management’s rationale for the application of Accounting Standards Codification (“ASC”) 350 to account for its digital assets held, including management’s processes for evaluating its digital assets for impairment;
•Evaluated management’s rationale for inclusion of digital assets as a current asset on the balance sheet;
•Evaluated management’s disclosures of its digital assets activity in the financial statement footnotes;
•In connection with the sales of digital assets, we traced and agreed the details of the transactions to the underlying documents, examined supporting sale and cash receipt evidence, and tested the fair value of the assets received;
•Confirmed the existence of the Company’s digital asset balances through a third-party custodian platform; and
•Evaluated the third-party custodian platform’s pricing sources with various independent pricing sources.

/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
Houston, Texas
April 7, 2022

Phunware, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$23,137	$3,940
Accounts receivable, net of allowance for doubtful accounts of $10 and $356 at December 31, 2021 and 2020, respectively	967	664
Inventory	2,636	—
Digital assets	32,581	—
Prepaid expenses and other current assets	686	304
Total current assets	60,007	4,908
Property and equipment, net	—	13
Goodwill	33,260	25,900
Intangible assets, net	3,213	111
Deferred tax asset	1,278	537
Restricted cash	—	91
Right-of-use asset	1,260	—
Other assets	276	276
Total assets	99,294	31,836
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$6,589	$8,462
Accrued expenses	9,621	5,353
Accrued legal settlement	—	3,000
Lease liability	399	—
Deferred revenue	3,973	2,397
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	4,904	4,435
Warrant liability	3,605	1,614
Total current liabilities	30,293	26,463
Long-term debt	—	3,762
Long-term debt - related party	—	195
Deferred tax liability	1,278	537
Deferred revenue	1,299	2,678
Lease liability	1,147	—
Deferred rent	—	180
Total liabilities	34,017	33,815
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2021 and 2020; 96,751,610 and 56,371,207 shares issued and outstanding as of December 31, 2021 and 2020, respectively	10	6
Additional paid-in capital	264,944	144,156
Accumulated other comprehensive loss	(352)	(338)
Accumulated deficit	(199,325)	(145,803)
Total stockholders’ equity (deficit)	65,277	(1,979)
Total liabilities and stockholders’ equity (deficit)	99,294	31,836
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)

	Year Ended December 31,
	2021	2020
Net revenues	$10,643	$10,001
Cost of revenues	7,030	3,357
Gross profit	3,613	6,644
Operating expenses:
Sales and marketing	3,022	1,653
General and administrative	13,256	15,361
Research and development	4,179	2,628
Legal Settlement	—	4,500
Total operating expenses	20,457	24,142
Operating loss	(16,844)	(17,498)
Other income (expense):
Interest expense	(4,481)	(3,413)
Loss on extinguishment of debt	(7,952)	(2,158)
Impairment of digital assets	(9,383)	—
Fair value adjustment for warrant liabilities	(18,139)	872
Gain on forgiveness of Paycheck Protection Program ("PPP") loan	2,850	—
Other income, net	1	—
Total other expense	(37,104)	(4,699)
Loss before taxes	(53,948)	(22,197)
Income tax benefit (expense)	426	(2)
Net loss	(53,522)	(22,199)
Cumulative translation adjustment	(14)	44
Comprehensive loss	$(53,536)	$(22,155)

Loss per share, basic and diluted	$(0.71)	$(0.50)

Weighted-average common shares used to compute loss per share, basic and diluted	75,447	44,269
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)

			Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
Balances as of December 31, 2019	39,811	$4	$128,008	$(123,604)	$(382)	$4,026
Exercise of stock options, net of vesting of restricted shares	188	—	99	—	—	99
Release of restricted stock	1,631	—	—	—	—	—
Issuance of common stock for payment of legal, earned bonus and board of director fees	1,348	—	1,283	—	—	1,283
Sales of common stock, net of issuance costs	11,629	1	9,177	—	—	9,178
Stock-based compensation expense	—	—	4,492	—	—	4,492
Issuance of common stock upon partial conversions of Senior Convertible Note	1,764	1	2,266	—	—	2,267
Reacquisition of equity component of Senior Convertible Notes	—	—	(1,388)	—	—	(1,388)
Equity classified cash conversion feature of Senior Convertible Note	—	—	219	—	—	219
Cumulative translation adjustment	—	—	—	—	44	44
Net Loss	—	—	—	(22,199)	—	(22,199)
Balances as of December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	261	—	179	—	—	179
Release of restricted stock	2,494	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	84	—	100	—	—	100
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	35,383	4	94,733	—	—	94,737
Common stock issued pursuant to warrant exercises	2,060	—	20,782	—	—	20,782
Stock-based compensation expense	—	—	4,928	—	—	4,928
Cumulative translation adjustment	—	—	—	—	(14)	(14)
Net loss	—	—	—	(53,522)	—	(53,522)
Balances as of December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(53,522)	$(22,199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount and amortization of deferred financing costs	2,942	2,185
Loss (gain) on change in fair value of warrant liability	18,139	(872)
Loss on extinguishment of debt	7,952	2,158
Impairment of digital assets	9,383	—
Gain on forgiveness of PPP loan	(2,850)	—
Stock-based compensation	4,941	4,492
Deferred income taxes	—	—
Other adjustments	(478)	(40)
Changes in operating assets and liabilities:
Accounts receivable	(16)	796
Inventory	(949)	—
Prepaid expenses and other assets	(383)	65
Accounts payable	(1,568)	427
Accrued expenses	(1,131)	1,064
Accrued legal settlement	(3,000)	3,000
Lease liability payments	(802)	—
Deferred revenue	(1,172)	(2,049)
Net cash used by operating activities	(22,514)	(10,973)
Investing activities
Purchases of digital assets	(41,284)	—
Acquisitions, net of cash acquired	(5,101)	—
Net cash used in investing activities	(46,385)	—
Financing activities
Proceeds from borrowings, net of issuance costs	14,711	14,815
Proceeds from related party bridge loans	—	560
Payments on borrowings	(26,243)	(8,418)
Payments on related party notes	—	(560)
Net repayments on factoring agreement	—	(1,077)
Proceeds from sales of common stock, net of issuance costs	94,737	9,177
Proceeds from warrant exercises	4,635	—
Proceeds from exercise of stock options	179	99
Net cash provided by financing activities	88,019	14,596
Effect of exchange rate on cash and restricted cash	(14)	46
Net increase (decrease) in cash and restricted cash	19,106	3,669
Cash and restricted cash at the beginning of the period	4,031	362
Cash and restricted cash at the end of the period	$23,137	$4,031
Supplemental disclosure of cash flow information
Interest paid	$1,364	$1,251
Income taxes paid	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of non-cash information
Issuance of common stock under the 2018 employee stock purchase plan	$100	$—
Issuance of common stock for payment of legal, earned bonus and board of director fees	$66	$1,283
Non-cash issuance of common stock upon partial exercise of a warrant	$16,147	$—
Issuance of common stock upon partial conversions of the Senior Convertible Note	$—	$2,266
Reacquisition of equity component of the Senior Convertible Note	$—	$(1,388)
Equity classified cash conversion feature of the Senior Convertible Note	$—	$219

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our MaaS technology is available in software development kit form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. During 2021, we began to sell PhunToken to consumers, developers and brands. PhunToken is an innovative cryptocurrency utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our MaaS platform. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. In October 2021, we acquired Lyte Technology, Inc. ("Lyte"), a provider of high-performance computer systems to individual consumers. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Reclassifications of Prior Year Presentation
Certain reclassifications have been made to our consolidated statement of cash flows for year ended December 31, 2020. We combined individual line items that we considered to be immaterial and recorded these in our consolidated statement of cash flows as other adjustments to conform to current year presentation. These reclassifications had no impact on previously reported operating, investing or financing cash flows.
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
Our assessment included the preparation of a detailed cash forecast that included all projected cash inflows and outflows. During 2021, we secured additional cash financings through the sales and issuances of our common stock through an underwritten public offering, an at-the-market offering and a partial exercise of a warrant. However, we continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. We, also, have a history of operating losses and negative operating cash flows and expect these trends to continue into the foreseeable future.
As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. We may utilize debt or sell newly issued equity securities through public or private transactions, or through the use of our at-the-market offering facility. We currently have an effective "shelf"

registration statement on Form S-3, which we may utilize for future financings for the issuance of our common stock, preferred stock, warrants or units. We also hold digital assets, which management believes can be readily sold and converted into cash.
As a result of the cash financings described above, we believe we have sufficient cash on-hand to fund potential net cash outflows for one year following the filing date of this Annual Report on Form 10-K. Accordingly, we believe there does not exist any indication of substantial doubt about our ability to continue as a going concern for one year following the filing date of this Annual Report on Form 10-K.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, digital assets, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, contingent consideration for our business combination with Lyte and periodic reassessment of fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in our business combination, reserves and certain accrued liabilities, the benefit period of deferred commissions, fair value of debt component of convertible notes at issuance and derecognition, assumptions used in Black-Scholes valuation method, such as the current trading price of our common stock at time of exercise of our warrant, expected volatility, risk-free interest rate and expected dividend rate and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
Risks and Uncertainties
Regulation governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens. Regulation of digital assets, like PhunCoin and PhunToken, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is likely to evolve. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Any such violations could adversely affect the ability of us to maintain PhunCoin and PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could also result in a material adverse effect on our operations and financial condition.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 includes the removal of certain exceptions to the general principles of ASC 740 and simplifies the accounting for income taxes by clarifying and amending existing guidance. We adopted the update January 1, 2021 and it did not have a material impact on our consolidated financial statements and disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). We adopted ASU 2016-02 effective January 1, 2021. The core principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. We have elected certain practical expedients permitted under the transition guidance that allow us to use the beginning of the period of adoption (January 1, 2021) as the date of initial recognition. As a result, prior period comparative financial information was not recast under the new standard and continues to be presented under the prior lease accounting standards. Other practical expedients include our election to not separate non-lease components from lease components and to not reassess lease classification, treatment of initial direct costs or whether an existing or expired contract contains a lease. We have also elected to apply the short-term lease exception for all leases, which we will not recognize right-of-use assets or lease liabilities for leases that, at the commencement date, have a term of twelve (12) months or less.
The adoption of the new lease standard on January 1, 2021, resulted in the recognition of right-of-use assets and operating lease liabilities of $2,101 on our consolidated balance sheet. In connection with the adoption of this standard, short-term deferred rent of $8, which was previously recorded in accrued expenses and long term deferred rent of $180 previously recorded in deferred rent on our consolidated balance sheet was offset against the right-of-use asset. The details of our right-of-use asset and lease liability recognized upon adoption of ASC 842 are set forth below:

January 1, 2021
Right-of-use asset	$2,101
Straight-line rent accrual	(188)
$1,913

Lease liability, current	$500
Lease liability, non-current	1,601
$2,101
The adoption of ASU 2016-02 did not have a material impact on our consolidated statements of operations and comprehensive loss.
Revenue Recognition
On January 1, 2019, we adopted ASC 606, Revenue from Contracts with Customers ("ASC 606"). Generally, the provisions of ASC 606 state that revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract and accounted for as separate performance obligations.
Contract Balances
The timing of revenue recognition may differ from the timing of invoicing for contracts with customers. When the timing of revenue recognition differs from the timing of invoicing, we use judgment to determine whether the contract includes a significant financing component requiring adjustment to the transaction price. Various factors are considered in this determination including the duration of the contract, payment terms and other circumstances. Generally, we determine that contracts do not include a significant financing component. We apply a practical expedient for instances where, at contract inception, the expected timing difference between when promised goods or services are transferred and associated payment will be one year or less. Payment terms vary by contract type; however, contracts typically stipulate a requirement for the customer to pay within 30 days.
The transaction price may be allocated to performance obligations that are unsatisfied or are partially unsatisfied. Amounts relating to remaining performance obligations on non-cancelable contracts include both the deferred revenue balance and amounts that will be invoiced and recognized as revenue in future periods.
Significant Judgments
When selling our platform subscriptions and services, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time. Significant judgment is also required relating to the timing of the satisfaction of performance obligations.
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
Subscription revenue from SDK licenses gives the customer the right to access our MaaS platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period. Support and maintenance revenue is comprised of support fees for customer applications, software updates and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. Support and maintenance is typically billed annually in advance.
When a customer contract consists of licensing, application development and support and maintenance, we consider these separate performance obligations, which would require an allocation of consideration, of which significant judgement is required.
From time to time, we may also provide professional services by outsourcing employees to customers on a time and materials basis. Revenues from these arrangements are recognized as the services are performed. We typically bill professional service customers in the month in which the services are performed.
Application Transaction Revenue
We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions, on which advertisers are charged for each ad delivered to 1,000 consumers; cost per click, on which advertisers are charged for each ad clicked or touched on by a user; and cost per action, on which advertisers are charged each time a consumer takes a specified action, such as downloading an app. In addition, during 2020, we generated application transaction revenue thru in-app purchases from an application on our platform.
In the normal course of business, we may act as an intermediary in executing transactions with third parties. The determination of whether revenue should be reported on a gross or net basis is based on an assessment of whether we are acting as the principal or an agent in our transactions with advertisers. Control is a determining factor in assessing principal versus agent relation. The determination of whether we are acting as a principal or an agent in a transaction involves judgment and is based on an evaluation of the terms of each arrangement. ASC 606 provides indicators of when an entity controls specified goods or services and is, therefore, acting as a principal. Based on the indicators of control, we have determined that we are the principal in all advertising arrangements because we are responsible for fulfilling the promise to provide the specified advertisements to advertising agencies or companies; establishing the selling prices of the advertisements sold; and credit risk with its advertising traffic providers. Accordingly, we act as the principal in all advertising arrangements and, therefore, report revenue earned and costs incurred related to these transactions on a gross basis.
During 2021, we announced the commencement of the selling of PhunToken to consumers, developers and brands. PhunToken is an innovative cryptocurrency utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our MaaS platform. We follow the guidance of ASC 606 in determination the revenue recognition of our PhunToken sales. PhunToken customers pay us at the time of purchase of PhunToken. We recognize revenue related to PhunToken at the time of delivery of PhunToken to a customer's ethereum-based digital wallet.

Computer Hardware Revenue
We acquired Lyte Technology in October 2021. Revenue from Lyte is primarily derived from the sale of high-performance personal computers. Lyte computers are sold with a variety of pre-packaged solutions, as well as customizable solutions selected by our customers. Customers pay us in advance of shipment of their computer via the Lyte website. A majority of Lyte's customers pay us via credit card payments, which are managed through a third party processor. We recognize computer hardware revenue at the time a completed unit ships from our facility.
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

Deferred commissions are recorded in prepaid and other current assets in our consolidated balance sheets. Changes in deferred commissions for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Balance, beginning of the period	$210	$309
Deferral of commissions earned	73	94
Recognition of commission expense	(135)	(193)
Balance, end of the period	$148	$210
Concentrations of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable and our digital asset holdings.
Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits.
There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely our financial condition. The aggregate cost basis of our digital asset holdings is $41,964 at December 31, 2021.
Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	December 31,
	2021	2020
Customer A	20%	55%
Customer B	18%	16%
Customer C	0%	13%
Cash, Cash Equivalents, and Restricted Cash
We consider all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents at December 31, 2021 or 2020. As a result of certain debt financings, we were required to maintain restricted balances. We had $91 in restricted cash as of December 31, 2020.

Accounts Receivable and Reserves
Accounts receivable are presented net of allowances. We consider receivables past due based on the contractual payment terms. We make judgments as to our ability to collect outstanding receivables and record a bad debt allowance for receivables when collection becomes doubtful. The allowances are based upon historical loss patterns, current and prior trends in our aged receivables, credit memo activity and specific circumstances of individual receivable balances. Accounts receivable consisted of the following:

	December 31,
	2021	2020
Accounts receivable	$977	$1,020
Less allowances for doubtful accounts	(10)	(356)
Accounts receivable, net	$967	$664
Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2021	2020
Balance, beginning of period	$356	$3,179
(Recovery) allowances for bad debt	(286)	205
Issuance of credit memos and write offs	(60)	(3,028)
Balance, end of period	$10	$356
Inventory
Our inventory consists of computer hardware materials and finished computers available-for-sale and are stated at the lower of cost or net realizable value, determined using the first-in first-out (“FIFO”) method. We purchase inventory from suppliers both domestically and internationally. We believe that our products are generally available from more than one supplier and seek to maintain multiple sources for materials, both internationally and domestically. We may, at times, purchase products in bulk quantities to take advantage of quantity discounts and to ensure inventory availability. We recognize provisions for obsolete and slow-moving inventory primarily based on judgments about expected disposition of inventory, generally, through sales, or liquidations of obsolete inventory, and expected recoverable values based on currently available or historical information.
Digital Assets
During the year ended December 31, 2021, we purchased an aggregate of $41,284 in digital assets, and we were paid $680 in digital assets by various customers. Payments by customers in and purchases by us of digital assets were primarily of bitcoin and ethereum. We currently account for all digital assets held as a result of these transactions as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition.
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin and ethereum (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our consolidated statements of operations and comprehensive loss. Impairment loss was $9,383 for the year ended December 31, 2021 and we did not sell any digital assets during the year ended December 31, 2021.
The following tables set forth changes in our bitcoin and ethereum holdings:

Bitcoin	Digital Asset Original Cost Basis	Digital Asset Impairment Losses	Digital Asset Carrying Value
Balance as of December 31, 2020	$—	$—	$—
Purchases	36,806		36,806
Received from customers	157		157
Impairment loss		(8,554)	(8,554)
Balance as of December 31, 2021	$36,963	$(8,554)	$28,409

Ethereum	Digital Asset Original Cost Basis	Digital Asset Impairment Losses	Digital Asset Carrying Value
Balance as of December 31, 2020	$—	$—	$—
Purchases	4,191		4,191
Received from customers	523		523
Impairment loss		(670)	(670)
Balance as of December 31, 2021	$4,714	$(670)	$4,044
Other digital assets purchased during the year ended December 31, 2021 was $287 and we recorded an impairment losses of $159 related to those purchases.
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
We adopted ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, on January 1, 2020, which states an entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
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
Identifiable intangible assets consist of acquired trade names, customer lists, technology, in-process research and development and order backlog associated with the acquired businesses. Amortization of finite-lived intangible assets is calculated using either the straight-line or accelerated amortization model based on our best estimate of the distribution of the economic value of the identifiable intangible assets.

We did not recognize any goodwill or intangible impairment losses in the years ended December 31, 2021 or 2020.
Long-Lived Assets
Long-lived assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, we evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value.
We did not recognize any impairment losses relating to our long-lived assets during the years ended December 31, 2021 or 2020.
Convertible Debt
In March 2020, we issued a 7% convertible note with a principal amount of $3,000 for gross proceeds at closing of $2,371. In accounting for the issuance, we separated the note into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was determined by deducting the carrying amount of the liability component from the par value of the note. The difference represents the debt discount, recorded as a reduction of the senior convertible note on our consolidated balance sheet, and is amortized to interest expense over the term of the note using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. In accounting for the issuance costs related to the note, we allocated the total amount of issuance costs incurred to liability and equity components based on their relative values. Issuance costs attributable to the liability component were amortized using the effective interest rate method to interest expense over the term of the note. The issuance costs attributable to the equity component are recorded as a reduction of the equity component within additional paid-in capital.
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
Leases
We adopted the new lease accounting standard, ASU 2016-02 using the modified retrospective basis for all agreements existing as of January 1, 2021 as described further above Recently Adopted Accounting Pronouncements.

The Company recognizes a right-of-use asset and lease liability for all operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease. Short-term leases, or leases that have a lease term of 12 months or less at commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease. We did not enter into any financing leases for the year ended December 31, 2021.

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
Retirement Plan
At December 31, 2021, we administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan during the years ended December 31, 2021 or 2020.
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
Comprehensive Loss
We apply the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. Accumulated comprehensive loss at December 31, 2021 and 2020 was due to foreign currency translation adjustments.

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

	December 31,
	2021	2020
Convertible notes	—	5,733,712
Warrants	5,636,801	5,996,112
Options	925,467	1,208,740
Restricted stock units	3,576,270	1,677,060
Restricted shares	—	574
Total	10,138,538	14,616,198
Fair Value of Financial Instruments
We follow the guidance in ASC 820, Fair Value Measurement, to account for financial assets and liabilities measured on a recurring basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We use a fair value hierarchy, which distinguishes between assumptions based on market data (observable inputs) and an entity's own assumptions (unobservable inputs). The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of December 31, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$32,581	$—	$—	$32,581
Total	$32,581	$—	$—	$32,581

Liabilities:
Warrant liability	$—	$3,605	$—	$3,605
Total	$—	$3,605	$—	$3,605

Our financial instruments measured at fair value as of December 31, 2020 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$1,614	$—	$1,614
Total	$—	$1,614	$—	$1,614

    The carrying value of accounts receivable, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
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
From time to time, we are involved in disputes, litigation and other legal actions. However, there are many uncertainties associated with any litigation, and these actions or other third-party claims against us may cause us to incur substantial settlement charges, which are inherently difficult to estimate and could adversely affect our results of operations. The actual liability in any such matters may be materially different from our estimates, which could result in the need to adjust our liability and record additional expenses.
Subsequent Events

In accordance with U.S. GAAP, we have evaluated events that have occurred after the date of the financial statements through the date the financial statements are issued to determine if events or transactions occurring after the date of the financial statements require potential adjustment to or disclosure in the financial statements. See Note 18 for additional discussion on our subsequent events.
Smaller Reporting Company
We are a "smaller reporting company" as defined by Rule 12b-2 of the Exchange Act, which qualifies the Company for reduced disclosure requirements and, if permitted, additional time to implement new or revised financial accounting standards. Smaller reporting company status is determined on an annual basis.
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
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and disclosures.

3. Business Combination
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). This acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged was recorded at estimated fair values on the date of acquisition.
The following table summarizes the consideration paid for Lyte and the estimated fair values of the aggregate assets and liabilities acquired, at the acquisition date:

Fair Value
Assets acquired
Cash	$4
Inventory	1,687
Intangible assets	3,340
Total assets acquired	5,031
Liabilities assumed
Deferred revenue	1,369
Total liabilities assumed	1,369
Net assets acquired	3,662
Consideration:
Cash	3,980
Acquisition and earn-out payable (subject to fair value adjustments)	6,619
Total consideration	10,599
Goodwill	$6,937

The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of acquisition. Fair values are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. The trade name represents the rights to the "Lyte Technology, Inc." brand name which is well known in the marketplace. The useful life of the identified amortizable intangible assets acquired is five years. Goodwill was recorded to reflect the excess purchase consideration over net assets acquired and primarily consists of the future economic benefits that we expect to receive as a result of the acquisition. The amount of goodwill expected to be deductible for federal and state income tax purposes is $437. Expenses we incurred as a result of the acquisition of Lyte were not material and recorded in general and administrative expenses in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.
Pursuant to terms of the stock purchase agreement, the future acquisition and earn-out payments consist of the following: (i) $1,125, as adjusted for working capital items, on June 30, 2022, (ii) the issuance of shares of our common stock with an aggregate value of $2,250, in two equal installments valued at up to $1,125, determined on the last business day of each of the quarter ending March 31, 2022 and September 30, 2022 and (iii) up to $1,250 in cash and issuance of shares of our common stock valued at up to $1,250 on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement in the year following closing.
We believe Lyte will achieve the annual revenue milestone and we will owe the full amount of the contingent consideration on the first annual anniversary of closing. For the year ended December 31, 2021, we generated computer hardware revenue of $3,095 and an operating loss of $609, since the acquisition closing date.

The following table summarizes the unaudited pro forma condensed financial information of Phunware, Inc for the year ended December 31, 2021 as if the acquisition of Lyte had occurred on January 1, 2020:

	Year Ended December 31,
	2021	2020
(in thousands)	(unaudited)
Net revenues	$18,175	$15,581
Net loss	(53,935)	(22,922)

4. Revenue
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Year Ended December 31,
	2021	2020
Net revenues
Platform subscriptions and services	$5,308	$9,108
Computer hardware	3,095	—
Application transaction	2,240	893
Net revenues	$10,643	$10,001
For the year ended December 31, 2021, we sold $1,063 of PhunToken for which we received both cash and digital assets from customers. Revenue from sales of PhunToken is recorded within application transaction revenue in the table above.
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 93% and 97% of our net revenues from within the United States for the years ended December 31, 2021 and 2020, respectively. Revenue by geographic location is as follows:

	Year Ended December 31,
	2021	2020
Net revenues
United States	$9,939	$9,686
International	704	315
Net revenues	$10,643	$10,001
The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Year Ended December 31,
	2021	2020
Customer D	—%	32%
Customer E	7%	12%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	December 31,
	2021	2020
Current deferred revenue
Computer hardware	$2,149	$—
Platform subscriptions and services revenue	1,744	2,317
Application transaction revenue	80	80
Total current deferred revenue	$3,973	$2,397

Non-current deferred revenue
Platform subscriptions and services revenue	$1,299	$2,678
Total non-current deferred revenue	$1,299	$2,678
Total deferred revenue	$5,272	$5,075

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the year ended December 31, 2021, we recognized revenue of $3,379 that was included in our deferred revenue balance as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations were $8,588 as of December 31, 2021, of which we expect to recognize 54% as revenue over the next 12 months and the remainder thereafter.
5. Cash, Cash Equivalents, and Restricted Cash
We had no cash equivalents as of December 31, 2021 and 2020. The following table sets forth our cash and restricted cash:

	December 31,
	2021	2020
Cash	$23,137	$3,940
Restricted cash	—	91
Total cash and restricted cash	$23,137	$4,031

6. Goodwill and Other Intangible Assets
Goodwill
Changes in the Company’s goodwill balance for the years ended December 31, 2021 and 2020, are summarized in the table below:

	2021	2020
Balance, beginning of period	$25,900	$25,857
Acquisition of Lyte	7,374	—
Foreign currency translation	(14)	43
Balance, end of period	$33,260	$25,900
Intangible Assets
Our intangible assets, excluding goodwill, consist of intangible assets acquired in business combinations and were recorded at their estimated fair values on the date of acquisition. The finite-lived intangible assets that are being amortized are summarized in the table below:

	Weighted Average Useful Life (years)	December 31, 2021			December 31, 2020
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	5.0	$3,990	$(799)	$3,191	$651	$(651)	$—
Acquired technology	5.1	4,828	(4,828)	—	4,828	(4,821)	7
In-process research and development	5.0	94	(94)	—	94	(94)	—
Customer relationships	5.7	4,626	(4,604)	22	4,636	(4,532)	104
Order backlog	1.5	329	(329)	—	329	(329)	—
		$13,867	$(10,654)	$3,213	$10,538	$(10,427)	$111
Amortization expense for the years ended December 31, 2021 and 2020, was approximately $238 and $142 respectively.
Expected future annual amortization expense for finite-lived intangible assets as of December 31, 2021, is as follows:

Future amortization expense for the years ending December 31,	Amortization
2022	$689
2023	668
2024	668
2025	668
2026	520
Thereafter	—
Total	$3,213

7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2021	2020
Acquisition and earn out payable	$5,531	$—
Payroll related expenses	2,801	4,112
Accounts payable settlement (see Note 11)	446	627
Other	584	449
Taxes	259	165
Total accrued expenses	$9,621	$5,353
8. Factoring Agreement
On June 15, 2016, we entered into a factoring agreement with CSNK Working Capital Finance Corp. (d/b/a Bay View Funding) (“Bay View”) whereby we sold select accounts receivable with recourse.
Under the terms of the agreement, Bay View would advance us amounts representing up to 80% of the net amount of eligible accounts receivable. The factor facility was collateralized by a general security agreement over all the Company’s personal property and interests. Fees paid to Bay View for factored receivables were 1.80% for the first 30 days and 0.65% for every ten days thereafter, to a maximum of 90 days total outstanding. We bore the risk of credit loss on the receivables. These receivables were accounted for as a secured borrowing arrangement and not as a sale of financial assets. We terminated our factoring agreement with Bay View effective March 22, 2021. Interest expense related to our Bay View factoring agreement was $75 and $175 for the years ended December 31, 2021 and 2020, respectively.

9. Debt
The following table sets forth our various debt obligations:

	December 31,
	2021	2020
2021 Promissory Note	$5,220	$—
Series A Note (principal amount)	—	2,481
Series B Note (principal amount)	—	3,585
Paycheck Protection Program Loan	—	2,850
Convertible Notes	—	250
Promissory Notes	—	905
Total debt	$5,220	$10,071
Debt discount - warrants (2021 Promissory Note)	(316)	—
Debt discount - warrants (2020 Convertible Notes)	—	(1,029)
Debt discount - issuance costs (2020 Convertible Notes)	—	(650)
Less: current maturities of long-term debt	(4,904)	(4,435)
Less: long-term related-party debt	—	(195)
Long-term debt	$—	$3,762
2021 Promissory Note
In connection with the acquisition of Lyte, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $5,220 in a private placement that closed on October 18, 2021. The promissory note was sold with an original issue discount of $200 and we paid at closing issuance costs totaling $280. After deducting all transaction costs, net cash proceeds to the Company were $4,740. No interest will accrue on the promissory note unless and until the occurrence of an event of default (as defined in the promissory note). Beginning on January 15, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $574 until the maturity date of October 15, 2022. We may prepay any or all outstanding balance of the promissory note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments, which amounts to an effective interest rate of approximately 18%.
2020 Convertible Notes
On July 15, 2020, we issued a Series A Senior Convertible Note (a “Series A Note”) to an institutional investor with an initial principal amount of $4,320 (reflecting an original issue discount of $320) in a private placement. We repaid in full the outstanding principal balance, accrued and unpaid interest and make-whole amount on a separate senior convertible note issued on March 20, 2020 to the same investor. After the payoff of the senior convertible note and deducting transaction costs, net cash proceeds to the Company were $1,751.
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

    We received cash under the Series B Note only upon cash repayment of the corresponding Investor Note. The investor, at its option and at any time, had the right to voluntarily prepay the Investor Note, in whole or in part. Until the Investor Note was repaid, the principal (and related original issue discount) of the Series B Note was considered to be "restricted." The Series B Note and the Investor Note were subject to the terms of a Master Netting Agreement between us and the investor. Upon repayment of the Investor Note, an equal amount of the Series B Note became "unrestricted" and recorded as debt in our consolidated balance sheets.

During 2020, we exercised our right under the Investor Note to require a mandatory prepayment of the Investor Note of $1,000 and the noteholder voluntarily prepaid an aggregate of $4,750 pursuant to the terms of the Investor Note, for aggregate cash proceeds to us $5,750. As a result, $5,750 in principal and $460 of original issue discount became "unrestricted". As of December 31, 2020, the restricted balance of the Series B Note was $11,070 (including original issue discount).
The Series A Note and outstanding unrestricted principal balance on the Series B Note each bore interest at a rate of 7% per annum and includes a make-whole of interest from the date of issuance through the maturity date of December 31, 2021. The restricted principal of the Series B Note bore interest at a rate of 3% per annum. The 2020 Convertible Notes were scheduled to mature on December 31, 2021.
For the year ended December 31, 2020, we recorded a loss on extinguishment of debt in the amount of $1,343 as a result of monthly installment payments and optional redemption payments elected by the noteholder related to our various capital raises, as more fully described below.
As a result of multiple offerings of sales of shares of our common stock during the first quarter of 2021, as more fully described Note 13 below, the investor elected to require us to use forty percent (40%) of the net proceeds from those offerings to satisfy obligations under the 2020 Convertible Notes. During the first quarter of 2021, we paid approximately $11,507, of which $5,717 was recorded as a loss on extinguishment of debt.
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
During the year ended December 31, 2021, we also recorded a loss on extinguishment of debt of $51 related to monthly installment payments made to the investor.

Warrant

In addition to the 2020 Convertible Notes, we issued a warrant exercisable for three (3) years for the purchase, initially, of up to an aggregate of 2,160,000 shares of the Company's common stock at an initial exercise price of $4.00 per share. The number of shares and exercise price are each subject to adjustment provided under the warrant. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 3,840,000 shares. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The registration statement registering 2,160,000 shares of our common stock issuable pursuant to the terms of the warrant was declared effective by the SEC on October 27, 2020. In February 2022, we filed a registration statement registering 250% of additional warrant shares as result of the adjustment noted above. The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant. As more fully discussed in Note 13, the holder partially exercised its warrant during 2021.

The following table sets forth the assumptions used and calculated aggregated fair values of the liability classified warrants:

	December 31, 2021	December 31, 2020
Strike price per share	$2.25	$4.00
Closing price per share	$2.63	$1.26
Term (years)	1.53	2.53
Volatility	186%	146%
Risk-free rate	0.56%	0.17%
Dividend Yield	—	—

Upon issuance of the warrant, we recorded a warrant liability as a discount to the 2020 Convertible Notes of $2,486. A summary of the change in fair value of the warrant liability is set forth below:

	2021	2020
Balance, beginning of period	$1,614	$—
Warrant issued	—	2,486
Warrant Exercised	(16,148)	—
Change in fair value of warrant liability	18,139	(872)
Balance, end of period	$3,605	$1,614

Participation Rights

In addition, the Company granted the 2020 Convertible Notes investor participation rights in future equity and equity-linked offerings of securities, subject to certain limited exceptions, during the two years after the later of (a) the closing or (b) the date the 2020 Convertible Notes no longer remain outstanding, in an amount of up to 30% of the securities being sold in such offerings. This same investor has an additional 30% participation right that expired on March 20, 2022 pursuant to a separate Securities Purchase Agreement relating to the Senior Convertible Note, which is more fully discussed below.

Paycheck Protection Program ("PPP") Loan

On April 10, 2020, we received loan proceeds in the amount of $2,850 from JPMorgan Chase, N.A. pursuant to the PPP under the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020. The loan, which was in the form of a note dated April 9, 2020, was originally scheduled to mature on April 9, 2022 and bore interest at a rate of 0.98% per annum. The Paycheck Protection Flexibility Act of 2020, extended the deferral period for loan payments to either (i) the date that the U.S. Small Business Administration ("SBA") remits the borrower’s loan forgiveness amount to the lender or (ii) if the borrower does not apply for loan forgiveness, ten months after the end of the borrower’s loan forgiveness covered period. The note may be prepaid by us at any time prior to the maturity with no prepayment penalties.

The principal amount of our PPP loan was subject to forgiveness under the PPP. On July 7, 2021, we submitted our request to the SBA to forgive the full principal amount of the loan and on August 16, 2021, we received notification that the SBA approved our PPP loan forgiveness application. We recorded a gain on the forgiveness of the PPP loan and related interest for the year ended December 31, 2021.

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

Monthly Payments and Conversion
Starting on April 30, 2020 and on the last trading day of the month and on the maturity date, we were required to make monthly payments on the Senior Convertible Note. On each payment date, we were required to settle a principal repayment of approximately $143 plus interest thereon (the “Payment Amount”) which were to be satisfied in shares of our common stock at 100% of the Payment Amount, or at our election, in whole or in part, in cash, at 105% of the Payment Amount. Installment payments made in common stock were subject to customary equity conditions (including minimum floor price and volume thresholds), and were calculated on a conversion price equal to the lower of (x) the conversion price then in effect and (y) the greater of the Floor Price (as defined in the Senior Convertible Note) and 85% of the lowest volume weighted average price in the 10 days prior to the payment date.
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
Redemption
Upon the issuance of the 2020 Convertible Notes, we redeemed the Senior Convertible Note in July 2020 at a price equal to 110% of the outstanding principal accrued and unpaid interest and make-whole interest. The payoff to the noteholder to satisfy the Senior Convertible Note was in the amount $2,084. The redemption of the Senior Convertible Note resulted in a loss on extinguishment of $734 in 2020.
Related-Party Bridge Loans
During the first quarter of 2020, various related parties loaned us $560. The Related-Party Bridge Loans ("RPBLs") bore interest at 10% per annum and had a stated maturity date of November 14, 2024. The RPBLs and amounts thereof were made by the following related parties: (i) $204 by Cane Capital, LLC, an entity owned in part by our Chief Executive Officer; (ii) $151 by Curo Capital Appreciation Fund, LLC, an entity in which our Chief Executive Officer and Chief Technology Officer serve as co-presidents; (iii) $155 by various individuals associated by familiar relationship with our Chief Executive Officer; and (iv) $50 by Luan Dang, our Chief Technology Officer. Transaction costs related to the RPBLs were not significant.
As of December 31, 2020, the RPBLs have been paid in full with no early payment penalty.
Convertible Notes
In April 2019, our board of directors authorized the issuance of $20,000 of convertible promissory notes (the “Convertible Notes”), which may be paid by investors in the form of cash or, in our discretion, cryptocurrency, such as bitcoin or ethereum. The Convertible Notes were sold in reliance on an exemption from registration. We may not issue Convertible Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Convertible Notes. Transaction costs related to the issuance of the Convertible Note were immaterial. The Convertible Notes are convertible into shares of the Company’s common stock at a price of $11.50 per share.
The Convertible Notes bore ordinary interest at a rate of 7% per annum. Interest under the Convertible Notes is payable quarterly beginning on September 30, 2019, and interest and principal under the Convertible Notes is payable monthly beginning on June 30, 2021. However, at the holder’s election, interest payments could have been deferred until the earlier of (i) repayment in full of all remaining unpaid principal and (ii) conversion. The Convertible Notes were originally scheduled to mature on June 3, 2024.
On October 27, 2021, we paid $222 in cash in full satisfaction of all obligations under the Convertible Notes.

Promissory Notes
In October 2019, our board of directors authorized the issuance of $20,000 of promissory notes (the “Notes”), which may be paid by investors in the form of cash or, in our discretion, cryptocurrency, such as bitcoin or ethereum. The Notes were sold in reliance on an exemption from registration. We may prepay the Notes at any time without penalty. We may not issue Notes under the Purchase Agreement in excess of $20,000, in the aggregate, unless otherwise agreed by the holders of a majority in interest of the principal outstanding under the Notes. Transaction costs related to the issuance of the Notes were immaterial.
The Notes bore ordinary interest at a rate of 10% per annum. Interest under the Notes was payable monthly beginning on November 30, 2019. During the term of the Notes, we were required to maintain a restricted bank account with a minimum balance of one year of interest payments on the aggregate principal balance of all Notes, which will be available for use exclusively to satisfy any payments owed by us under the Notes. The principal and unpaid accrued interest on the Notes were due and payable on demand by the majority Note holders on or after the date that is 60 months following November 15, 2019.
During 2019, the Company issued a Note in the principal amount of $195, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer and a member of its board of directors.
On October 27, 2021, we paid $905 in cash to each Note holder in full satisfaction of all obligations under the Notes.
Interest Expense
The following table sets forth interest expense for our various debt obligations included in the consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020
2020 Convertible Notes	$1,111	$722
Accretion of debt discount - issuance costs	1,913	686
Accretion of debt discount - warrants	1,029	1,457
2021 Promissory Note	203	—
Senior Convertible Note	—	197
Factoring financing agreement	75	175
All other debt and financing obligations	150	176
Total	$4,481	$3,413

10. Leases
As described in Note 2, we adopted ASU 2016-02, Leases (Topic 842), as of January 1, 2021. We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We maintain four corporate offices located in Austin, Texas; Irvine, California; San Diego, California; and Miami, Florida. Our Lyte operations are currently located in Gurnee, Illinois. We lease office and warehouse space for Lyte under a month-to-month lease. Excluding our month-to-month lease, as of December 31, 2021, the earliest lease agreement currently ends in March 2022 with the latest terminating in June 2025.

Some of our leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.

The weighted-average remaining lease term for our operating leases as of December 31, 2021 was 3.14 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of January 1, 2021 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 19.13%.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our consolidated statement of operations and comprehensive loss. Rent expense under operating leases totaled $809 and $843 for the years ended December 31, 2021 and 2020, respectively.
Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations for the years ending December 31,	Lease obligations
2022	$667
2023	622
2024	609
2025	209
2026	—
Thereafter	—
$2,107
Less: Portion representing interest	$(561)
$1,546
On March 16, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Irvine, California. The term of the sublease commenced on April 1, 2021 and terminates on March 31, 2025. The subtenant will pay us initial base rent of approximately $17 per month, which is subject to certain discounts throughout the sublease, as well as rent escalations. We recognized an impairment of our right-to-use asset related to the sublease of $77, which is recorded as a component of other income, net in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021. We recognized $154 of sublease income related to our Irvine, California lease for the year ended December 31, 2021.
On December 21, 2021, we entered into a sublease agreement pursuant to which we will sublease our existing office space in Miami, Florida. The term of the sublease commenced on January 18, 2022 and terminates on June 30, 2023. The subtenant will pay us initial base rent of approximately $8 per month, which is subject to rent escalations throughout the term. We recognized an impairment of our right-to-use asset related to the sublease of $51, which is recorded as a component of other income, net in our consolidated statement of operations and comprehensive loss for the year ended December 31, 2021.

11. Commitments and Contingencies
Litigation
On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”). The matter is Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, we filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara. This matter is captioned Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions are pending in arbitration. Both cases are in the early stages of litigation; the outcome is not certain. The relief sought, as stated in the complaints, are damages according to proof, interest and costs of suit. WSGR filed a crossclaim in arbitration related to services provided to Phunware. WSGR seeks to recover fees related to the services at issue in Phunware’s actions against WSGR, of which $4,321 is recorded in accounts payable in our consolidated balance sheets as of December 31, 2021 and 2020.
On December 17, 2019, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the 126th Judicial District Court of Travis County, Texas (Cause No. D-1-GN-19-008846). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. On June 23, 2021, defendants filed a motion to dismiss the petition based on the mandatory forum-selection clause in Phunware’s Articles of Incorporation, which require plaintiffs’ claims to be filed in Delaware Chancery Court. On November 17, 2021, the court granted our motion to dismiss with prejudice to refiling in the State of Texas. On December 17, 2021, plaintiffs filed a notice of appeal to the Court of Appeals, Third District of Texas, Case No. 03-21-*00665-CV. On February 18, 2022, the plaintiffs filed a complaint in the Court of Chancery of the state of Delaware containing the same allegations. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
In 2017, we filed a breach of contract complaint against Uber Technologies, Inc. ("Uber") seeking payment for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California, County of San Francisco. Uber generally denied the allegations in our complaint and also filed a cross-complaint against Phunware and Fetch Media, Ltd., the advertising agency Uber retained to run its mobile advertising campaign for the period 2014 through the first quarter of 2017, asserting numerous fraud and contract-based claims. In 2019, Uber filed its First Amended Cross-Complaint, naming new individual cross-defendants, Alan S. Knitowski, the Company's Chief Executive Officer and member of our board of directors and former Phunware employees D. Stasiuk, M. Borotsik, and A. Cook, (collectively, the "Individual Defendants") alleging civil RICO violations and civil conspiracy to violate RICO, in addition to fraud, negligence, and unfair competition-based claims, and adding a fraud-based claim against Phunware. Uber’s First Amended Cross-Complaint alleges that cross-defendants fraudulently obtained approximately $17,000 from Uber, and claimed treble damages, general and punitive damages, and attorneys’ fees and costs. On October 9, 2020, we entered into a settlement agreement with Uber and certain other parties related to our complaint against Uber, Uber's cross-complaint against us and Uber's amended cross-complaint against us and the Individual Defendants. As provided in the settlement agreement, both parties have agreed to fully and finally settle, compromise, and resolve all disputes, differences and disagreements that have existed, now exist, or may exist between them that fall within the subject matter lawsuit. Furthermore, each party denies engaging in any wrongdoing whatsoever and specifically denies each and every allegation of wrongdoing alleged in the lawsuit. The settlement agreement provided that Phunware and its insurance carriers pay a total sum of $6,000 to Uber, of which our insurance carrier paid $1,500 to settle Uber's claims against the Individual Defendants while we paid a total of $4,500 to Uber in a series of installments that ended in September 2021. We recorded a charge of $4,500 for our portion of the settlement in legal settlement in our consolidated statements of operations and comprehensive loss for the year ended December 31, 2020. The settlement agreement further provided that we and the Individual Defendants fully release claims against Uber. On November 5, 2020, Uber filed a request for dismissal with prejudice of claims against the Individual Defendants. As a result of us remitting the final installment payment to Uber, on October 13, 2021, Uber's complaint against the Company was dismissed with prejudice.
On March 9, 2020, Ellenoff Grossman & Schole LLP (“EGS”) filed a lawsuit against us. The complaint, captioned Ellenoff Grossman & Schole LLP versus Stellar Acquisition III, Corp a/k/a Stellar Acquisition III, Inc. ("Stellar") n/k/a Phunware, Inc., was filed in the Supreme Court of the State of New York, New York County (Case No. 152585/2020). Pursuant

to the complaint, EGS sought monetary damages in the amount of $690 for alleged unpaid invoices related to legal services rendered for Stellar in conjunction with the reverse merger with Phunware, plus legal and court costs. On September 29, 2020, we entered into a settlement agreement with EGS. The settlement agreement provides that we pay a total sum of $600 to EGS in a series of installments beginning no later than October 15, 2020, and ending no later than October 15, 2023. There is no penalty for prepayments. Pursuant to the terms of the settlement, on September 30, 2020, EGS filed a Stipulation of Voluntary Discontinuance with Prejudice with the court. In conjunction with the execution of the settlement agreement, we also signed an Affidavit of Confession of Judgment ("Confession of Judgment"), which provides that should we default in any payment obligations under the settlement agreement, EGS shall be entitled to enter the Confession of Judgment with the court against us for $690 less any payments already made under the settlement. We reclassified $690 from accounts payable to accrued expenses in the consolidated balance sheet as of December 31, 2020 related to the settlement. In accordance with authoritative guidance, we will defer any settlement gain, if any, until we have fulfilled our payment obligations under the settlement.
On April 24, 2020, Sha-Poppin Gourmet Popcorn, LLC, individually and on behalf of a class of similarly situated parties (the “Popcorn Company”), filed a lawsuit against certain defendants, including Phunware. The case captioned, Sha-Poppin Gourmet Popcorn, LLC v. JPMorgan Chase Bank, N.A., RCSH Operations, LLC, RCSH Operations, Inc. (together d/b/a Ruth’s Chris Steakhouse) and Phunware, Inc., was filed in the Northern District of Illinois, Eastern Division. The Popcorn Company alleges that we were unjustly enriched by JPMorgan Chase for our loan made pursuant to the PPP under the CARES Act. (See Note 9 for discussion related to our PPP loan). We filed a motion to dismiss the single claim against us and dispute the court's jurisdiction and the basis of the claim. On March 5, 2021, the trial court dismissed all of the Popcorn Company's claims for lack of subject matter jurisdiction.
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

12. PhunCoin
In June 2018, we launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights (the “Rights”) to acquire the PhunCoin token. In 2019, we commenced an offering of Rights pursuant of Regulation CF, which closed May 1, 2019. For both offerings, we accepted payment in the form of cash and digital assets for purchases of the Rights. The amount of PhunCoin to be issued to the purchaser is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration any applicable discount rate, which is based on the time of the purchase.
Through December 31, 2021, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the consolidated balance sheet as of December 31, 2021 and 2020. We currently do not plan to raise additional material proceeds under the PhunCoin Rights offerings.
Issuance of PhunCoin
PhunCoin is expected to be issued to Rights holders the earlier of (i) the launch of our blockchain technology enabled rewards marketplace and data exchange (“Token Ecosystem” or "Token Generation Event"), (ii) one (1) year after the issuance of the Rights to the purchaser or (iii) the date we determine that we have the ability to enforce resale restrictions with respect to PhunCoin pursuant to applicable federal securities laws. Proceeds from the Rights offerings are generally not refundable if the Token Generation Event is not consummated.
In 2021, we notified holders of the PhunCoin Rights to request they complete additional information needed for issuance and we currently anticipate that PhunCoin will be issued to the holders of the Rights in 2022. Holders of the Rights may be issued PhunCoin even if the Token Ecosystem is not yet operational. PhunCoin may not have usefulness until the Token Ecosystem is operational.
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
Termination of the Token Rights Agreement
Termination of the Token Rights Agreement occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below) or (iii) twelve months from the date of the Token Rights Agreement with the Rights holder, which we may extend at our sole discretion for six months if a Token Generation Event has not occurred. Upon termination of the Token Rights Agreement, we have no further obligation to the Rights holder. While the Token Rights Agreement has terminated in accordance with its terms (with respect to all Rights holders), as of the date of this Annual Report, we have determined to continue our obligations under the Token Rights Agreement.
Dissolution Event
A dissolution event occurs if there has been (i) a voluntary termination of our operations, (ii) a general assignment for the benefit of creditors, (iii) a change of U.S. laws that make the use or issuance of PhunCoin or the Token Generation Event impractical or unfeasible or (iv) any other liquidation, dissolution or winding up of the Company.
In the event a dissolution event occurs prior to the termination of the Token Rights Agreement, if there are any remaining proceeds from the Rights offering that have not been utilized by us in our operations or for the development of the Token Ecosystem, such remaining proceeds would be distributed pro rata to purchasers in the Rights offering following any distributions to holders of our capital stock or debt, if any.
No Voting Rights or Profit Share
Rights holders (and eventual PhunCoin holders) have no voting rights and are not entitled to share in the profits or residual interest of Phunware or any subsidiaries of the Company. However, PhunCoin holders will be provided fractional interests in the Token Ecosystem, including ongoing monthly PhunCoin dividends to PhunCoin holders, based on their respective pro rata ownership percentage of PhunCoin, totaling 2.5% of the monthly credits purchased by Phunware customers.

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
13. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of December 31, 2021 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 96,751,610 and 56,371,207 shares outstanding, respectively.
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
On April 7, 2021, we entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("B. Riley"), pursuant to which we offered and sold, from time to time, shares of our common stock through or to B. Riley. We paid B. Riley a commission of 3% of the gross proceeds of the sales price per share for sales of our common stock sold through or to B. Riley. As of December 31, 2021, 20,951,043 shares of our common stock had been sold and we had received aggregate net cash proceeds of $65,210. Transaction costs were $2,017. We also incurred additional transaction costs paid outside of closing of $178. We terminated the sales agreement with B. Riley on February 4, 2022, with an effective date of February 9, 2022.
Dividends
Dividends are paid on a when-and-if-declared basis. We did not declare any dividends during 2021 or 2020.

Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	December 31, 2021		December 31, 2020
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Notes warrant	$2.25	1,780,000	$4.00	2,160,000
Common stock warrant (Series D-1)	$2.25	35,555	$5.54	14,866
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public Warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private Placement Warrants	$11.50	1,658,381	$11.50	1,658,381
Unit Purchase Option Warrants	$11.50	24,172	$11.50	24,172
Total		5,636,801		5,996,112

Refer to Note 9, Debt, for details of our warrant issued in connection with our 2020 Convertible Notes. During 2021, the holder of our 2020 Convertible Notes partially exercised its warrant for 2,060,000 shares of common stock with an exercise price of $2.25 per share for net proceeds of $4,635.
In 2012, we issued a warrant to initially purchase an aggregate of 14,866 shares of the Company’s common stock with an initial exercise price of $5.54 per share to a banking institution with which we previously had a revolving line of credit. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 35,555 shares. The term of the warrant is the earlier of (i) the tenth anniversary of the date of issuance, (ii) the closing of the initial registered public offering of the Company’s common stock, or (iii) the closing of an acquisition (as defined in the warrant) where the consideration consisting of cash or publicly traded securities payable in connection with the acquisition for each share is at least three (3) times the exercise price. The reverse merger with Stellar did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. The warrant is fully vested.
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

14. Stock-Based Compensation
2018 Equity Incentive Plan
In 2018, our board of directors adopted, and our stockholders approved, the 2018 Equity Incentive Plan (the “2018 Plan”). The purposes of the 2018 Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants who perform services for the Company, and to promote the success of our business. These incentives are provided through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares. Upon vesting of restricted stock units, shares will be delivered electronically to the holder shortly after vest date. Upon exercise of stock options, shares will be delivered electronically to the holder pursuant to an effective registration statement.
The number of shares of common stock available for issuance under the 2018 Plan will also include an annual increase on the first day of each fiscal year, equal to the lesser of: (i) 2,729,416 shares of common stock; (ii) 5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or (iii) such other amount as our board of directors may determine.
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of December 31, 2021, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 925,467. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 762,038 and 2,551,720 shares of common stock reserved for future issuances as of December 31, 2021 and December 31, 2020, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2020	1,677,060	$1.41
Granted	4,884,848	1.90
Released	(2,593,237)	1.57
Forfeited	(392,401)	1.66
Outstanding as of December 31, 2021	3,576,270	$1.94

During the first quarter of 2020, we granted 123,084 restricted stock units to non-employee directors, each with a grant date fair value of $1.25 per share in lieu of cash compensation board fees for services provided. The awards vested immediately. We also granted 125,523 restricted stock units to non-employee directors, with a grant date fair value of $1.25 per share. The awards vest in four equal installments on March 26, 2020, June 26, 2020, September 18, 2020, and December 25, 2020, respectively, and are subject to service conditions. We also granted 746,000 restricted stock unit awards to team members with an average grant date fair value of $1.25 per share. The awards granted to team members vest over an average of 42 months with various installment and vesting dates, and are subject to service conditions. We also granted 630,000 restricted stock units to a non-employee service provider that were for the satisfaction of legal fees owed and other consulting fees. The awards granted to the legal service provider vested immediately and had an average grant date fair value $0.88.
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
During the fourth quarter of 2020, we granted 30,000 restricted stock units to team members and 50,000 restricted stock units to non-employees directors with an average grant date fair value of $0.85 per share. The awards granted to team members vest over 4 years with 25% vesting November 18, 2021, then equal quarterly installments thereafter until the final vesting period of November 18, 2024 and are subject to service conditions. The restricted stock units granted to the non-employee service provider were for satisfaction of legal fees owed. The awards granted to the legal service provider vested immediately.
During the first quarter of 2021, we granted 3,488,262 restricted stock unit awards to team members with an average grant date fair value of $2.03 per share. The awards granted to team members vest over a range of 10 to 51 months with various installment and vesting dates, and are subject to service conditions. We also granted 652,170 restricted stock units to non-employee directors, each with a grant date fair value of $1.22. The awards vest in four equal installments on March 4, 2021, June 4, 2021, September 4, 2021, and December 4, 2021, respectively, and are subject to service conditions. We also granted 97,744 restricted stock units to non-employee directors, with a grant date fair value of $1.22 per share in lieu of cash compensation board fees for services provided. These awards vested immediately.
During the second quarter of 2021, we granted 54,000 restricted stock unit awards to team members with an average grant date fair value of $1.23 per share. The awards granted to team members vest over a range of 47 months with various installment and vesting dates, and are subject to service conditions.
During the third quarter of 2021, we granted 54,000 restricted stock unit awards to team members with an average grant date fair value of $1.09 per share. The awards granted to team members vest over a range of 47 months with various installment and vesting dates, and are subject to service conditions.
During the fourth quarter of 2021, we granted 170,000 restricted stock unit awards to team members with an average grant date fair value of $3.97 per share. The awards granted to team members vest over a range of 47 months with various installment and vesting dates, and are subject to service conditions. We also granted 368,672 restricted stock units to non-employee directors, each with a grant date fair value of $1.35. The awards vest in four equal installments throughout 2022 and are subject to service conditions.
The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.
Stock Options
During third quarter of 2021, we granted 50,000 stock options to a non-employee consultant at an exercise price of $1.08 per share. The stock options vest over one year in twelve equal monthly installments. As of December 31, 2021, this is the only stock option grant outstanding under the 2018 Plan.

2018 Employee Stock Purchase Plan
Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The total shares of common stock initially reserved under the 2018 ESPP was limited to 272,942 shares. The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock at a discount through accumulated contributions generally in the form of payroll deductions of up to 15% of eligible compensation, subject to caps of $25 in any calendar year and 4,000 shares on any purchase date. The 2018 ESPP provides for 24-month offering periods, generally beginning in June and December of each year, and each offering period consists of four six-month purchase periods. The initial offering period began on June 1, 2021 and will end in May 2023. The first purchase under the 2018 ESPP was in December 2021. Participation ends automatically upon termination of employment with the Company.

On each purchase date, participating employees will purchase shares of our common stock at price per share equal to 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the applicable offering period. If the price per share of our common stock on any purchase date in the offering period is lower than the stock price on the enrollment date of that offering period, the offering period will immediately reset after the purchase of shares on such purchase date and automatically roll into a new offering period. Purchased shares will be delivered electronically to the participant shortly after the purchase date pursuant to an effective registration statement.
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the year ended December 31, 2021 was not significant.
The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the lesser of (i) 818,825 shares of common stock; (ii) 1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine.

The 2018 ESPP had 189,215 and 272,942 shares of common stock available for sale and reserved for issuance as of December 31, 2021 and 2020, respectively.
2009 Equity Incentive Plan
In 2009, we adopted the 2009 Plan, which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors and consultants. The exercise price of the options granted was generally equal to the value of our common stock on the date of grant, as determined by our board of directors. The awards are exercisable and vest, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allows for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. The total amount received in exchange for these shares has been included in accrued expenses on the accompanying consolidated balance sheets and is reclassified to equity as the shares vest. As of December 31, 2020, there were 574 unvested shares outstanding amounting to $1 in accrued expenses. There were no unvested shares outstanding as of December 31, 2021. Upon exercise, shares will be delivered electronically to the holder pursuant to an effective registration statement. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
A summary of our stock option activity under the 2009 Plan and related information is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	1,465,450	$0.80	6.86	$771
Granted	—	—
Exercised	(185,234)	1.06
Cancelled/Expired	(71,476)	1.77
Outstanding as of December 31, 2020	1,208,740	$0.80	6.19	$700
Granted	—	—
Exercised	(260,451)	0.69
Cancelled/Expired	(22,822)	2.01
Outstanding as of December 31, 2021	925,467	$0.80	5.59	$1,692
Exercisable as of December 31, 2021	904,259	$0.79	5.58	$1,668
The Company did not grant any options under the 2009 Plan during the year ended December 31, 2021 or 2020. We have historically used the Black-Scholes option pricing model to estimate the fair value of our stock option awards.

The aggregate intrinsic value is based on our stock price trading price on the Nasdaq Capital Market. The aggregate intrinsic value of options exercised was $1,168 and $88 for the years ended December 31, 2021 and 2020, respectively, and is calculated based on the difference between the estimated fair value of our common stock at the date of exercise and the exercise price.
The total fair value for options vested during the years ended December 31, 2021 and 2020, was $66 and $130, respectively.
Stock-Based Compensation
Compensation cost that has been included in our consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Year Ended December 31,
Stock-based compensation	2021	2020
Cost of revenues	$1,050	$274
Sales and marketing	437	64
General and administrative	2,770	4,083
Research and development	684	71
Total stock-based compensation	$4,941	$4,492
As of December 31, 2021, there was approximately $5,943, $328 and $14 of total unrecognized compensation cost related to the 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.7 years, 1.5 years and 0.3 years for the 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively.

15. Income Taxes
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
For the years ended December 31, 2021 and 2020, we had net losses before income taxes of $53,948 and $22,197, respectively. Net losses relating to U.S. operations for were $54,907 and $22,194, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2021	2020
Income tax (benefit) at statutory rate	$(11,330)	$(4,661)
Valuation allowance	11,500	4,408
State income tax (benefit), net of federal benefit	(1,978)	(330)
Business tax credit net of reserves	(190)	—
Non-deductible expenses	2,210	585
Business combination	(437)	—
Foreign income taxes at different rate	(201)	—
Income tax (benefit) expense	$(426)	$2
Effective tax rate	0.79%	(0.01)%
The provision expense for income taxes consists of the following:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$—
State	11	2
Foreign	—	—
Total current	11	2
Deferred:
Federal	(416)	—
State	(21)	—
Foreign	—	—
Total deferred	(437)	—
Total income tax (benefit) expense	$(426)	$2

The components of net deferred income taxes consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss	$40,922	$30,705
Unrealized loss on digital assets	2,015	—
Tax credits	1,416	1,193
Reserves and accruals	732	3,739
Leases - lease liability	376	—
Amortization of acquired intangibles	232	—
Other deferred tax assets	1,748	—
Gross deferred tax assets	47,441	35,637

Less valuation allowance	(46,163)	(35,100)
Total deferred tax assets	1,278	537

Deferred tax liabilities:
Amortization of acquired intangibles	—	(537)
Leases - right of use asset	(306)	—
Other deferred tax liabilities	(972)	—
Total deferred tax liabilities	(1,278)	(537)
Net deferred tax liabilities	$—	$—
As of December 31, 2021, we had net operating loss ("NOL") carryforwards of $166,826 and $79,463 for federal and state income tax purposes, respectively. The federal net operating losses of $85,674 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $81,152 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.
As of December 31, 2021, we had research and development ("R&D") credit carryforwards of approximately $1,863 and $1,226 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.
Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code (IRC) of 1986, as amended (the "Code"), as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than fifty (50) percentage points of the outstanding stock of a company by certain stockholders.
As of December 31, 2021, we had not yet completed an analysis of the deferred tax assets for its NOL and tax credits. The future utilization of our net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. In order to make this determination, we will need to complete an analysis regarding the limitation of the net operating loss.
We have established a full valuation allowance for our deferred tax assets due to uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets. We monitor positive and negative factors that may arise in the future as we assess the need for a valuation allowance against our deferred tax assets. As of December 31, 2021 and 2020, we have a valuation allowance of $46,163 and $35,100, respectively, against our deferred tax assets.

The technical merits of a tax position derive from both statutory and judicial authority (legislation and statutes, legislative intent, regulations, rulings and case law) and their applicability to the facts and circumstances of the tax position. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The second step is measurement. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate resolution with a taxing authority.
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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2021	2020
Unrecognized tax benefits, beginning of period	$1,314	$1,531
Tax positions taken in prior periods:
Gross increases	—	69
Gross decreases	—	(297)

Tax positions taken in current period:
Gross increases	231	11
Settlements	—	—

Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of period	$1,545	$1,314
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020.
We are subject to taxation in the United States and various state jurisdictions. Our tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.
We have ownership interest in controlled foreign corporations. During 2021, we analyzed the potential impact of the Global Intangible Low-Taxed Income and the Base Erosion and Anti-Abuse Tax provisions of the Tax Cuts and Jobs Act signed into law in 2017. Based on the foreign subsidiaries' tax position, we will not incur any impact relating to these two provisions.
The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act did not have a material impact on our financial results for the years ended December 31, 2021 and 2020.
The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act did not have a material impact on our financial results for the year ended December 31, 2021 and 2020.

16. Segment and Geographic Information

Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews operating segment information for purposes of allocating resources and evaluating financial performance. We have determined that the Company operates in a two reporting segments: Phunware and Lyte. In 2021, but prior to the acquisition of Lyte, our CEO reviewed the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Selected information for the Company's operating segments and a reconciliation to the consolidated financial statement amounts are as follows:

	As of or for the year ended December 31, 2021
	Phunware	Lyte	Consolidated
Goodwill	25,887	7,373	$33,260
Total assets	94,621	4,673	$99,294

Net revenues	$7,548	$3,095	$10,643
Loss before taxes	$(53,339)	$(609)	$(53,948)
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2021 and 2020, all of our identifiable long-lived assets were in the United States.
17. Related-Party Transactions
In connection with the reverse merger with Stellar, in 2018, we assumed $255 in payables for Nautilus Energy Management Corporation, an affiliate of two former members our board of directors, one of whom served on our board of directors until December 2, 2021. On December 29, 2021, we paid $171 in full satisfaction of the outstanding payable.
As more fully discussed in Note 9, Debt, the Company entered into a Note and RPBLs (both defined above) with certain related parties. We repaid the Note and RPBLs in full during 2021 and 2020, respectively.
18. Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. As of the date noted above, we have not sold any shares of common stock pursuant to the sales agreement with Wainwright. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022.
On March 15, 2022, we entered into a lease agreement, in which we will lease approximately 21,830 square feet for a term of five years, which we intend to use as manufacturing and warehouse space for our Lyte computer division. The term of the lease commences on the earliest of (a) the date we occupy any portion of the Premise and begin conducting business therein, (b) the date on which construction is substantially completed in the building (as defined in the construction addendum) or (c) the date the Landlord would have achieved substantial completion of construction of the building but for a delay caused by us (as defined in the construction addendum). The lease provides for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we will be responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $7 per month, which is also subject to adjustment to actual costs and expense according to provisions of the lease.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation and the material weakness identified below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2021, we identified a material weakness in internal control over financial reporting related to the accounting for an adjustment in certain terms of an outstanding warrant issued in connection with our 2020 Convertible Notes. As a result of our underwritten public offering in February 2021, the number of shares issuable and the exercise price each adjusted pursuant to the terms of the warrant. While we accurately accounted for the decrease in the exercise price, due to an oversight we did not account for the increase in the number of shares available for exercise under the warrant. This error resulted in a revision of our unaudited condensed financial statements for each of the quarters ended March 31, 2021 and June 30, 2021. Accordingly, our management determined that this control deficiency constitutes a material weakness.
During the fourth quarter of 2021, we implemented a remediation plan to ensure that controls contributing to the material weakness described above are designed appropriately and will operate effectively. The remediation actions we implemented included a control to create and review on a quarterly basis a summary schedule of material terms of all outstanding debt and equity instruments and a control to review all existing financing agreements in conjunction with any new financing arrangements. Although management believes the Company took immediate actions to remediate the identified material weakness, the Company did not have an adequate sample size to validate the new controls operating effectiveness.
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
Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management will continue to test, evaluate and audit the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements.
Changes in Internal Control over Financial Reporting
Other than the remediation plan in our internal control over financial reporting set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the current ages and the names and positions of our directors and executive officers as of December 31, 2021:

Name	Age	Position
Executive Officers
Alan S. Knitowski	52	Chief Executive Officer and Director
Matt Aune	46	Chief Financial Officer
Randall Crowder	41	Chief Operating Officer and Director
Luan Dang	50	Chief Technology Officer

Non-Employee Directors
Ryan Costello (2)(3)	45	Director
Keith Cowan (1)(3)	65	Director (Interim Chairperson)
Eric Manlunas (1)(2)	53	Director
Kathy Tan Mayor (3)	45	Director
Rahul Mewawalla (1)(2)	43	Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Executive Officers
Each of our executive officers serves at the discretion of our board of directors (the "Board") and will hold office until his successor is duly appointed and qualified or until his earlier resignation or removal. The following biographical descriptions set forth certain information with respect to our executive officers based on information furnished to us by each such officer.
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
We believe Mr. Knitowski is qualified to serve as a member of our Board because as co-founder he has extensive knowledge of the Company and because of his comprehensive background in information technology.
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
We believe Mr. Crowder is qualified to serve as a member of our Board because of his extensive knowledge and background in cryptosecurities and cryptocurrencies, as well as his experience in information technology.
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
Ryan Costello founded Ryan Costello Strategies, LLC, which provides strategic counsel and advocacy efforts on behalf of companies, trade associations and other organizations seeking to advance their objectives in the legislative and regulatory policy process within the federal government. From January 2015 to January 2019, Mr. Costello served as a member of the U.S. House of Representatives for Pennsylvania's 6th congressional district, where he served on numerous committees and subcommittees, including the Subcommittee on Communications and Technology and the Subcommittee on Digital Commerce and Consumer Protection. Prior to serving in Congress, Mr. Costello was an attorney in private practice representing clients in various facets of law, including regulatory compliance and financing. In September 2021, Mr. Costello was appointed to join the board of Red White & Bloom Brands, Inc. (CSE: RWB and OTCQX: RWBYF), a multi-state cannabis operator. Mr. Costello is a graduate of Ursinus College, B.A., with honors, and received a JD from Villanova University Charles Widger School of Law.
We believe Mr. Costello is qualified to serve as a member of our Board because of his expertise in law, governmental affairs and technology. Mr. Costello has been a member of our board since October 2021.
Keith Cowan is an experienced executive officer, board member, advisor and investor. Since August 2020, he has been the Chief Development Officer of Rivada Networks LLC. Since 2013, he also has been CEO of Cowan Consulting Corporation, which provides strategic advisory services to various companies in multiple industries, and since September 2019, he has been CEO of NVR3, LLC (doing business as Venadar), a subsidiary of Cowan Consulting Corporation that provides outsourced corporate development services to large corporate enterprises seeking to innovate and grow through partnerships with, investments in and acquisitions of, emerging and innovative growth companies. From 2007 to 2013, Mr. Cowan was President of Strategic Planning and Corporate Initiatives for Sprint Corporation. From 1996 to 2006, he served in multiple roles at BellSouth Corporation, including Chief Development Officer, President of Marketing & Product Management and Chief Network Field Officer. From 1982 to 1996, Mr. Cowan was partner at Alston & Bird LLP. He has served as a board member for Globalstar (NYSE: GSAT) since December 2018, Vice Chairman of Fox Theatre in Atlanta since 2006, a board member of the Morehead-Cain Scholarship Fund since 2008, a Trustee of the Loomis Chaffee School since 2014 and a board member of the Georgia Intellectual Property Alliance since 2018. Mr. Cowan holds a BA in Economics and Political Science from the University of North Carolina at Chapel Hill, where he was a Morehead Scholar and a JD from the University of Virginia School of Law.
We believe Mr. Cowan is qualified to serve as a member of our Board due to his strategic planning, corporate development, mergers and acquisition and legal experience, as well as his board service and advisory roles with both public and private companies. Mr. Cowan has been a member of our Board since December 2018.

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
We believe Mr. Manlunas is qualified to serve as a member of our Board due to his vast experience in digital and information technology companies and prior board experience with the Company. Mr. Manlunas rejoined our Board in December 2019.
Kathy Tan Mayor has held numerous leadership positions in business development, retail marketing, loyalty marketing, and digital marketing technology. She is currently the Chief Marketing Officer of Transformco, a leading integrated retailer focused on seamlessly connecting the digital and physical shopping experiences for customers. From 2018 to 2020, Ms. Mayor was the Chief Marketing Officer of BoxyCharm, a beauty subscription service company located in South Florida. From 2016 to 2018, Ms. Mayor was the Chief Digital Officer across the 10 portfolio brands of Carnival Corporation and the Chief Marketing Officer of Carnival Cruise Line. From 2008 to 2016, Ms. Mayor held a number of positions at Las Vegas Sands Corporation including a number of vice president and senior vice president roles in strategy and marketing. From 2005 to 2008, she held multiple director positions with Caesar Entertainment Corporation. Prior to that Ms. Mayor worked for McKinsey & Company and Proctor & Gamble in Southeast Asia. Ms. Mayor has a B.S. in Management Engineering from Ateneo de Manila University and an MBA from Harvard Business School.
We believe Ms. Mayor is qualified to serve as a member of our Board due to her marketing and digital and information technology experience. Ms. Mayor has been a member of our Board since December 2018.
Rahul Mewawalla is a product, technology, digital and business leader with extensive strategic and operational leadership expertise across technology, internet, software, telecommunications, financial services, media, consumer, enterprise, digital and blockchain companies. He has held several executive leadership roles such as serving as Chief Executive Officer/President of Xpanse Inc. and concurrently as Executive Vice President, Platforms and Technology Businesses and Chief Digital Officer at Freedom Mortgage Corporation from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc. from 2014 to 2020, as Vice President at Nokia Corporation from 2010 to 2012, as Vice President at General Electric Company’s NBC Universal from 2008 to 2010, and as Senior Director at Yahoo! Inc. from 2005 to 2008. Mr. Mewawalla has served as a board member, investor and advisor to various public, private and philanthropic companies, with experience as Chairman of the Board, Board Committee Chair, Independent Board Director, Chair of the Compensation Committee, Audit Committee Member, and Nominating and Governance Committee Member at publicly traded companies, including as former Chairman of the Board at Rocky Mountain Chocolate Factory Inc. (Nasdaq: RMCF), an e-commerce, consumer and retail company and as former Board Director and Nominating and Governance Committee Member at SOS Children’s Villages USA. He has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as Advisor to Stanford University's Persuasive Technology Lab and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned an MBA from the Kellogg School of Management at Northwestern University and a BBS from the University of Delhi.
We believe Mr. Mewawalla’s extensive digital, technology, products, platforms, mobile, strategic and operational expertise, as well as his executive leadership experience, qualify him to serve as a director of the Company. Mr. Mewawalla has been a member of our Board since October 2021.
Additional Information
On September 26, 2017, the Company filed a breach of contract complaint against Uber Technologies, Inc. seeking approximately $3 million (plus interest) for unpaid invoices for advertising campaign services provided for Uber in the first quarter of 2017. The case, captioned Phunware, Inc. v. Uber Technologies, Inc., Case No. CGC-17-561546 was filed in the Superior Court of the State of California County of San Francisco. Mr. Knitowski was named as a cross-defendant in the Company's litigation with Uber Technologies, Inc. The Company and the individual defendants, including Mr. Knitowski settled the lawsuit in October 2020. On November 5, 2020, Uber filed a request for dismissal with prejudice of claims against the individual defendants, including Mr. Knitowski.

On December 17, 2019, certain stockholders filed a lawsuit against the Company. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al.; Cause No. D-1-GN-19- 008846 was filed in the 126th Judicial District Court of Travis County, Texas. The plaintiffs invested in various early rounds of financing while the Company was private and claim the Company should not have subjected their shares to a 180-day "lock up" period. The "Executive Officers" identified above, and "Non-Employee Directors" who were on our Board as of December 17, 2019 have been named as defendants in the lawsuit. On November 17, 2021, the court granted our motion to dismiss with prejudice to refiling in the State of Texas. On December 17, 2021, plaintiffs filed a notice of appeal to the Court of Appeals, Third District of Texas, Case No. 03-21-00665-CV. On February 18, 2022, the plaintiffs filed a complaint in the Court of Chancery of the State of Delaware containing the same allegations.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2021, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except each of Keith Cowan, Eric Manlunas and Kathy Tan Mayor made late Form 4 filings on February 24, 2022 to report a grant of restricted stock equity awards to each such grantee on December 2, 2021.
CORPORATE GOVERNANCE
Board Composition
Our business affairs are managed under the direction of the Board of Directors (the "Board"). The Board currently consists of seven members, five of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market ("Nasdaq"). Messrs. Crowder and Knitowski, both of whom serve as executive officers, are not considered independent.
The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•the Class I directors are currently Keith Cowan, Eric Manlunas and Rahul Mewawalla, and their terms will expire at the 2022 Annual Meeting of Stockholders; and
•the Class II directors are currently Ryan Costello and Kathy Tan Mayor, and their terms will expire at the 2023 Annual Meeting of Stockholders; and
•the Class III directors are currently Randall Crowder and Alan S. Knitowski, and their terms will expire at the 2024 Annual Meeting of Stockholders.
Our Certificate of Incorporation and Amended and Restated Bylaws provide that the number of directors shall consist of one or more members and may be increased or decreased from time to time by a resolution of the Board. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the total number of directors. This classification of the Board may have the effect of delaying or preventing changes in control of our Company.
On March 24, 2021, Ms. Blythe Masters notified the Company of her resignation from our Board and Audit Committee effective May 1, 2021. In addition, on September 2, 2021, Ms. Lori Tauber Marcus notified the Company of her resignation from our Board and from the Compensation Committee and Nominating and Corporate Governance Committee of the Board, to be effective September 30, 2021.
On September 3, 2021, the Board appointed Mr. Rahul Mewawalla to serve as a Class I director with a term expiring at the 2022 Annual Meeting of Stockholders and until his successor has been duly elected and qualified. On the same date, the Board appointed Mr. Ryan Costello to serve as a Class II director with a term expiring at the 2023 Annual Meeting of Stockholders. The appointments of Mr. Costello and Mr. Mewawalla were made as a result of the resignation from our Board of Ms. Marcus and Ms. Masters, respectively. The Board appointments of Mr. Costello and Mr. Mewawalla were effective October 1, 2021.
On October 6, 2021, the Board resolved to reduce the size of the Board from eight to seven directors, comprised of three Class I directors, two Class II directors, and two Class III directors, effective as of our 2021 annual meeting of stockholders held on December 2, 2021. Such reduction of the authorized number of directors does not have the effect of removing any director before that director’s term of office expires. Mr. George Syllantavos, who served on our Board since 2018, did not stand for reelection at our 2021 annual meeting of stockholders.
Corporate Governance Guidelines and Code of Business Conduct and Ethics
Our Board has adopted Corporate Governance Guidelines that address items such as the qualifications and responsibilities of our directors and director candidates and corporate governance policies and standards applicable to us in general. In addition, our Board has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our Corporate Governance Guidelines and Code of Business Conduct and Ethics is posted on the Governance portion of the investor relations page of our website at https://investors.phunware.com. We will post amendments to our Code of Business Conduct and Ethics or waivers of our Code of Business Conduct and Ethics for directors and executive officers that are required to be disclosed by the rules of the SEC or Nasdaq on the same website.
Audit Committee
We have established a designated standing audit committee. Messrs. Cowan, Manlunas and Mewawalla, each of whom is a non-employee member of the Board, comprise our Audit Committee. Mr. Manlunas is the Chairperson of our Audit Committee. We have determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. During the fiscal year ended December 31, 2021, the committee met four times. The Audit Committee is responsible for, among other things:

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

The Board has adopted a written charter for the Audit Committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. Our Audit Committee charter can be found on the "Governance Documents" section of our Investor Relations website at https://investors.phunware.com/governance-docs.
Audit Committee Financial Expert
As a result of the resignation of Ms. Masters from our Board and Audit Committee effective May 1, 2021, we have not had an "audit committee financial expert" as defined under Item 407(d)(5)(ii) of Regulation S-K as of the aforementioned date. The Board of Directors believes that our members of the Audit Committee are able to read and understand the consolidated financial statements of the Company, are familiar with the Company and its business and are capable of fulfilling the duties and responsibilities of an Audit Committee without the necessity of having an "audit committee financial expert" during this time period.

Item 11. Executive Compensation.
Phunware’s named executive officers for 2021, which consist of the person who served as our principal executive officer during 2021 and the next two most highly compensated executive officers who served as such in 2021, are as follows:
Alan Knitowski, our Chief Executive Officer;
Matt Aune, our Chief Financial Officer; and
Randall Crowder, our Chief Operating Officer.
Summary Compensation Table
The following table sets forth information regarding the total compensation paid to our named executive officers for the last two fiscal years ended December 31, 2021 and 2020:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Alan Knitowski, Chief Executive Officer	2021	375,000	450,000	1,613,570	20,384	2,458,954
	2020	375,000	225,000	—	17,541	617,541
Matt Aune, Chief Financial Officer	2021	275,000	275,000	571,670	23,860	1,145,530
	2020	275,000	137,500	—	21,653	434,153
Randall Crowder, Chief Operating Officer	2021	300,000	300,000	817,852	6,760	1,424,612
	2020	300,000	150,000	252,638	6,025	708,663

(1)	Reflects actual earnings, which may differ from approved based salaries due to the effective date of salary increases.
(2)	Amounts represent the aggregate grant date fair value of stock options or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. The actual value realized by the named executive officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date such stock is sold.
(3)	Amounts shown in this column include contributions Phunware made on behalf of the named executive officer for inclusion in our medical benefits programs.

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2021:

		Options Awards				Restricted Stock Unit Awards
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Name		Exercisable	Unexercisable
Alan Knitowski	1/8/2018	233,886	—	0.61	1/8/2028	—		—
	7/30/2019	—	—	—	—	150,000	(1)	394,500
	2/4/2021	—	—	—	—	747,023	(1)	1,964,670
Matt Aune	1/8/2018	114,750	—	0.61	1/8/2028	—		—
	10/6/2015	22,950	—	0.5229	10/6/2025	—		—
	9/10/2013	22,950	—	1.3035	9/10/2023	—		—
	3/8/2013	4,590	—	0.5532	3/8/2023	—		—
	7/30/2019	—	—	—	—	75,000	(2)	197,250
	2/4/2021	—	—	—	—	264,662	(2)	696,061
Randall Crowder	2/14/2018	229,500	—	0.61	2/14/2028	—		—
	5/1/2020	—	—	—	—	218,750	(3)	275,625
	2/4/2021	—	—	—	—	378,635	(3)	477,080

(1)	Mr. Knitowski was granted 450,000 restricted stock units on July 30, 2019. The restricted stock units will vest at various rates with of 1/4th vesting on May 18, 2020, and thereafter at a rate of 1/12th on the following vesting dates; August 18 2020, November 18, 2020, May 18, 2021, August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022 and May 18, 2023, subject to the individuals continue employment with the Company on each such vesting date. Mr. Knitowski was also granted 747,023 restricted stock units on February 4, 2021. The restricted stock units will vest at various rates with of 1/4th vesting on May 9, 2022, and thereafter at a rate of 1/12th on the following vesting dates; August 8 2022, November 8, 2022, May 8, 2022, August 8, 2022, November 8, 2022, May 8, 2023, August 8, 2023, November 8, 2023 and May 8, 2024, August 8, 2024, November 8, 2024, May 8, 2025, subject to the individuals continue employment with the Company on each such vesting date.
(2)	Mr. Aune was granted 225,000 restricted stock units on July 30, 2019. The restricted stock units will vest at various rates with of 1/4th vesting on May 18, 2020, and thereafter at a rate of 1/12th on the following vesting dates; August 18 2020, November 18, 2020, May 18, 2021, August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022 and May 18, 2023, subject to the individual's continue employment with the Company on each such vesting date. Mr. Aune was also granted 264,662 restricted stock units on February 4, 2021. The restricted stock units will vest at various rates with of 1/4th vesting on May 9, 2022, and thereafter at a rate of 1/12th on the following vesting dates; August 8 2022, November 8, 2022, May 8, 2022, August 8, 2022, November 8, 2022, May 8, 2023, August 8, 2023, November 8, 2023 and May 8, 2024, August 8, 2024, November 8, 2024, May 8, 2025, subject to the individuals continue employment with the Company on each such vesting date.
(3)	Mr. Crowder was granted 375,000 restricted stock units on May 1, 2020. The restricted stock units will vest at various rates with 1/4th vesting on May 18, 2021, and thereafter at a rate of 1/12th on the following vesting dates: August 18, 2021, November 18, 2021, May 18, 2022, August 18, 2022, November 18, 2022, May 18, 2023, August 18, 2023, November 18, 2023 and May 18, 2024, subject to the individual's continued employment with the Company on each such vesting date. Mr. Crowder was also granted 378,635 restricted stock units on February 4, 2021. The restricted stock units will vest at various rates with of 1/4th vesting on May 9, 2022, and thereafter at a rate of 1/12th on the following vesting dates; August 8 2022, November 8, 2022, May 8, 2022, August 8, 2022, November 8, 2022, May 8, 2023, August 8, 2023, November 8, 2023 and May 8, 2024, August 8, 2024, November 8, 2024, May 8, 2025, subject to the individuals continue employment with the Company on each such vesting date.

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
Executive Bonus Plan
Each of our named executive officers participated in our Senior Staff Bonus Plan. The Senior Staff Bonus Plan provided for bonus payments to eligible employees. The target bonuses for each named executive officer under the Senior Staff Bonus Plan for the year ended December 31, 2021 are as follows: Mr. Knitowski: $225,000; Mr. Aune: $137,500; and Mr. Crowder: $150,000. Subject to approval by our Compensation Committee or Board, actual annual bonuses paid may differ from target amounts.

Director Compensation
The following table sets forth certain information with respect to the compensation paid to our directors, excluding reasonable travel expenses, for the year ended December 31, 2021.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Ryan Costello	—	135,467	135,467
Keith Cowan	48,750	228,051	276,801
Eric Manlunas	50,000	226,918	276,918
Lori Tauber Marcus (3)	32,250	152,105	184,355
Blythe Masters (3)	28,500	158,452	186,952
Kathy Tan Mayor	40,500	226,011	266,511
Rahul Mewawalla	—	135,467	135,467
George Syllantavos (3)	35,000	148,478	183,478

(1)
Mr. Crowder and Mr. Knitowski serve as a members of the Board, however, they do not receive any additional compensation for the services they provide as directors. For information on Mr. Crowder and Mr. Knitowski's compensation, please refer to “Executive Compensation” in this Annual Report.

(2)
This column reflects the aggregate grant date fair value of restricted stock units granted during 2021 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2021. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

(3)	Mses. Masters and Marcus resigned from our Board effective May 1, 2021 and September 30, 2021, respectively. Mr. Syllantavos did not stand for reelection to our Board at our annual meeting of stockholders held on December 2, 2021.
Outstanding Equity Awards as Fiscal Year-End
The following table sets forth the aggregate number of shares subject to outstanding equity awards held by our non-employee directors as of December 31, 2021.

	Restricted Stock Unit Awards
	Grant date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)
Ryan Costello (1)	10/6/2021	152,176	400,223
Keith Cowan (2)	12/2/2021	21,440	56,387
Eric Manlunas (2)	12/2/2021	21,440	56,387
Kathy Tan Mayor (2)	12/2/2021	21,440	56,387
Rahul Mewawalla (1)	10/6/2021	152,176	400,223

(1)	The Restricted Stock Units ("RSUs") vest in four equal installments commencing on January 1, 2022, and quarterly thereafter until the final vesting date of September 30, 2022. Vesting is subject to the continued service on such vesting date.
(2)	The RSUs vest in four equal installments commencing on March 2, 2022, and quarterly thereafter until the final vesting date of December 2, 2022. Vesting is subject to the continued service on such vesting date.
Employee, Officer and Director Hedging
Our Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities, which is applicable to all directors, officers, employees and agents of the Company, prohibits such parties from engaging in transactions in publicly-

traded options, such as puts and calls, and other derivative securities with respect to our securities. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding our securities. Stock options, stock appreciation rights and other securities issued pursuant to the Company's benefit plans or other compensatory arrangements with us are also subject to this prohibition; provided, however, such parties are not prohibited from exercising any stock options issued under any of the Company’s benefit plans or other compensatory arrangements in accordance with the terms of such plans or arrangements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans

All of the Company's equity compensation plans were previously approved by its stockholders and the Company maintains no equity compensation plans not approved by stockholders. The following table sets forth our equity compensation plan information as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (c)
2018 Equity Incentive Plan (the "2018 Plan") (1)	50,000	$1.08	762,038
2018 Employee Stock Purchase Plan (the "2018 ESPP")	—	—	189,215
2009 Equity Incentive Plan (the "2009 Plan") (2)	925,467	$0.80	—

(1)
Excludes unvested restricted stock unit awards granted under the 2018 Plan. As of December 31, 2021, 3,576,270 restricted stock unit awards were outstanding. Because there is no exercise price associated with the restricted share awards, such shares are not included in the weighted-average price calculation.

(2)
The 2009 Plan terminated on December 26, 2018. The shares reserved for issuance under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us may be added to the 2018 Plan. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2021, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is equal to 925,467, which is not included in the column (c) above.

For additional information on the Company's equity compensation plans, refer to Note 14 "Stock-Based Compensation" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Beneficial Ownership of Principal Shareholders and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of December 31, 2021, for:

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
Applicable percentage ownership is based on 96,751,610 shares of our common stock outstanding as of December 31, 2021. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of December 31, 2021. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 7800 Shoal Creek Boulevard, Suite 230-South, Austin, Texas 78757.

Name of Beneficial Owner	Shares(1)	Percentage
Named Executive Officers and Directors:
Alan S. Knitowski(2)	1,348,443	1.4%
Matt Aune(3)	378,239	0.4%
Ryan Costello(4)	38,044	—%
Randall Crowder(5)	506,177	0.5%
Keith Cowan(6)	254,844	0.3%
Eric Manlunas(7)	1,259,899	1.3%
Kathy Tan Mayor(8)	247,339	0.3%
Rahul Mewawalla(9)	38,044	—%
All executive officers and directors as a group (8 persons)(10)	4,071,029	4.2%

(1)
The percentage of beneficial ownership is calculated based on 96,751,610 shares of our common stock as of December 31, 2021, adjusted for each owner’s options or restricted stock units held by that person that are currently exercisable or exercisable within 60 days of December 31, 2021, if any. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

(2)
Consists of (i) 528,968 shares held of record by Mr. Knitowski; (ii) 539,867 shares held of record by Cane Capital, LLC, for which Mr. Knitowski serves as president; (iii) 12,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 1), for which Mr. Knitowski serves as co-president; (iv) 20,000 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 2), for which Mr. Knitowski serves as co-president; (v) 11,750 shares held of record by Curo Capital Appreciation Fund I, LLC (Fund 3), for which Mr. Knitowski serves as co-president; (vi) 1,972 shares held of record by Knitowski Childrens Trust, for which Mr. Knitowski serves as president; and (vii) 233,886 shares subject to options exercisable and vested.

(3)	Consists of (i) 212,999 shares held of record by Mr. Aune; and (ii) 165,240 shares subject to options exercisable and vested.
(4)	Consists of 38,044 shares subject to vesting for restricted stock units within 60 days of December 31, 2021
(5)	Consists of (i) 276,677 shares held of record by Mr. Crowder; (ii) 229,500 shares subject to option exercisable within 60 days of December 31, 2021, of which 219,936 had vested as of such date.
(6)	Consists of 254,844 shares held directly by Mr. Cowan.
(7)
Consists of (i) 27,173 shares held directly by Mr. Manlunas; (ii) 555,007 shares held of record by Wavemaker Partners II LP (f/k/a Siemer Ventures II LP), for which Mr. Manlunas serves as managing partner; (iii) 329,037 shares held of record by Kmeleon International Limited, for which Mr. Manlunas serves as managing partner; (iv) 184,296 shares held of record by Wavemaker Phunware Partners LP, for which Mr. Manlunas serves as managing partner; and (v) 164,386 shares held of record by Wavemaker Partners III LP, for which Mr. Manlunas serves as managing partner. The address for these entities is 1438 Ninth Street, Suite 600, Santa Monica, CA 90401.

(8)	Consists of 247,339 shares held directly by Ms. Mayor.
(9)	Consists of 38,044 shares subject to vesting for restricted stock units within 60 days of December 31, 2021
(10)
Consists of (i) 3,366,315 shares held of record by our current directors and executive officers, (ii) 628,626 shares subject to option exercisable within 60 days of December 31, 2021, of which 619,062 had vested as of such date, and (iii) 76,088 shares subject to vesting for restricted stock units within 60 days of December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policy for Related Person Transactions
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
Related Person Transactions
Assumed Payables. The Company assumed $255,000 in payables from Stellar for Nautilus Energy Management Corporation, an affiliate of Mr. Syllantavos, who served as a member of our board until December 2, 2021. On December 29, 2021, we paid $170,917 in full satisfaction of the outstanding payable.
Promissory Notes. On November 15, 2019, the Company issued a promissory note in the principal amount of $195,000, in exchange for cash consideration, to Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, the Company’s Chief Executive Officer and a member of its board of directors. On October 27, 2021, we paid the note in full with no early payment penalty.
Related Party Bridge Loans. In the first quarter of 2020, various related parties loaned the Company $560,000. The Related Party Bridge Loans have an interest of 10% per annum and were due to mature on November 14, 2024. The RPBLs were made in the following amounts by the following related parties: (i) $204,000 by Cane Capital, LLC, an entity owned in part by Alan S. Knitowski, our Chief Executive Officer; (ii) $151,000 by Curo Capital Appreciation Fund, LLC, an entity in which Alan S. Knitowski, the Company's Chief Executive Officer and Luan Dang, our Chief Technology Officer serve as co-presidents; (iii) $155,000 by various individuals associated by familiar relationship with Alan S. Knitowski, our Chief Executive Officer; and (iv) $50,000 by Luan Dang, the Company's Chief Technology Officer. As of December 31, 2020, the RPBLs have been paid in full with no early payment penalty.

Director Independence
Our common stock and warrants to purchase our common stock are listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.
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
We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Messrs. Costello, Cowan, Manlunas and Mewawalla and Ms. Mayor, representing five of our seven directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.
Board Leadership Structure / Lead Independent Director
We believe that the structure of our Board and Board committees provides strong overall management. The Chair of our Board and our Chief Executive Officer roles are separate. Mr. Knitowski serves as our Chief Executive Officer and Mr. Cowan serves as Interim Chair of our Board. This structure enables each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our Board monitors the content, quality and timeliness of information sent to our Board and is available for consultation with our Board regarding the oversight of its business affairs. Our independent directors bring experience, oversight and expertise from outside of Phunware, while Mr. Knitowski brings company-specific experience and expertise. As one of the founders of Phunware, Mr. Knitowski is best positioned to identify strategic priorities, lead critical discussion and execute our business plans.
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

Item 14. Principal Accounting Fees and Services.
Principal Accountant Fees and Services
The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees(1)	$246,219	$248,295
Audit-related Fees(2)	98,365	89,442
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$344,584	$337,737

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with filing registration statements, and amendments thereto.
(2)	“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.
(3)	“Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning.
(4)	“All Other Fees” consist of the cost of a subscription to an accounting research tool.
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

4.15	Description of Securities (Incorporated by reference to Exhibit 4.15 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2021).
10.1+
Phunware, Inc. 2018 Equity Incentive Plan, Amended and Restated as of December 4, 2020 (Incorporated by reference to Annex A of the Registrant's Schedule 14A (File No. 001-37862), filed with the SEC on October 16, 2020).

10.2+	Phunware, Inc. 2018 Employee Stock Purchase Plan (Incorporated by reference to Annex E of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.3+	Phunware, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.4
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

10.6	Form of Token Rights Agreement (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018).
10.7	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.8	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.9	Form of Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 21, 2019).
10.10	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 21, 2019).
10.11
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

10.14
Lease agreement dated October 1, 2014, between the Company and Promontory Associates, GP (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on August 13, 2019).

10.15
First amendment to Lease dated November 12, 2019, between the Company and Promontory Associates (Incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on November 14, 2019).

10.16
Third amendment to Lease dated August 20, 2019, between the Company and Seamless Shoal Creek, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q (File No. 001-37862), filed with the SEC on November 14, 2019).

10.17+	Employment Agreement between the Registrant and Alan Knitowski (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).

10.18+	Employment Agreement between the Registrant and Matt Aune (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.19+	Employment Agreement between the Registrant and Randall Crowder (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.20+	Employment Agreement between the Registrant and Luan Dang (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.21	Form of Securities Purchase Agreement, dated March 19, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
10.22	Form of Registration Rights Agreement, dated March 20, 2020 (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K filed with the SEC on March 23, 2020).
10.23
Form of Security Purchase Agreement, dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.24
Form of Series A Senior Convertible Note , dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.25
Form of Series B Senior Convertible Note, dated July 15, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.26
Form of Note Purchase Agreement , dated July 14, 2020, between the Company and Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed with the SEC on July 16, 2020).

10.27
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

10.32
Settlement Agreement and Mutual General Release, dated October 9, 2020, between the Company, Uber Technologies, Inc., and certain Individual Defendants (Incorporated by reference to Exhibit 10.12 of the Registrants Form 10-Q (File No. 001-37862), filed with the SEC on November 12, 2020).

10.33
Underwriting Agreement, dated February 12, 2021 by and among Northland Securities, Inc., Roth Capital Partners, LLC and Phunware, Inc. (Incorporated by Reference to Exhibit 1.1 of the Registrants Form 8-K filed with the SEC on February 16,2021).

10.34
At Market Issuance Sales Agreement, by and between Phunware, Inc. and B. Riley Securities, Inc., dated April 7, 2021 (Incorporated by Reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862), filed with the SEC on April 7, 2021).

10.35
At Market Issuance Sales Agreement by and between Phunware, Inc. and HC Wainwright & Co., LLC dated January 31, 2022 (Incorporated by reference to Exhibit 1.2 of the Registrant's Form S-3 (File No. 333-262461) filed with the SEC on February 1, 2022).

10.36
Note Purchase Agreement dated October 15, 2021, between Phunware, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on October 19, 2021).

10.37
Stock Purchase Agreement dated September 10, 2021, between Phunware, Inc. and Caleb Borgstrom (incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed with the SEC on September 13, 2021).

14.1	Code of Business Conduct and Ethics as of December 26, 2018 (Incorporated by reference to Exhibit 14.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 20, 2019).
21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*
*    Filed herewith
+    Indicates a management contract or compensatory plan or arrangement
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: April 7, 2022	By:	/s/ Alan S. Knitowski
Title: Chief Executive Officer
(Principal Executive Officer)

Date: April 7, 2022	By:	/s/ Matt Aune
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

Signature	Title	Date

/s/ Alan S. Knitowski	Chief Executive Officer and Director	April 7, 2022
Alan S. Knitowski	(Principal Executive Officer)

/s/ Matt Aune	Chief Financial Officer	April 7, 2022
Matt Aune	(Principal Accounting and Financial Officer)

/s/ Keith Cowan	Director	April 7, 2022
Keith Cowan

/s/ Randall Crowder	Chief Operating Officer and Director	April 7, 2022
Randall Crowder

/s/ Ryan Costello	Director	April 7, 2022
Ryan Costello

/s/ Eric Manlunas	Director	April 7, 2022
Eric Manlunas

/s/ Kathy Tan Mayor	Director	April 7, 2022
Kathy Tan Mayor

/s/ Rahul Mewawalla	Director	April 7, 2022
Rahul Mewawalla