Form 10-Q
period 2022-03-31
Phunware, Inc.
filed 2022-05-16
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-1205798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7800 Shoal Creek Boulevard, Suite 230-S, Austin, Texas	78757
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 512-693-4199
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 9, 2022, 97,834,795 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$10,815	$23,137
Accounts receivable, net of allowance for doubtful accounts of $10 at March 31, 2022 and December 31, 2021, respectively	1,219	967
Inventory	4,699	2,636
Digital assets	24,244	32,581
Prepaid expenses and other current assets	1,294	686
Total current assets	42,271	60,007
Property and equipment, net	77	—
Goodwill	33,227	33,260
Intangible assets, net	3,030	3,213
Deferred tax asset	1,278	1,278
Right-of-use asset	1,186	1,260
Other assets	354	276
Total assets	$81,423	$99,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,809	$6,589
Accrued expenses	7,114	9,621
Lease liability	424	399
Deferred revenue	3,263	3,973
PhunCoin deposits	1,203	1,202
Current maturities of long-term debt, net	3,493	4,904
Warrant liability	3,818	3,605
Total current liabilities	26,124	30,293
Deferred tax liability	1,278	1,278
Deferred revenue	1,008	1,299
Lease liability	1,023	1,147
Total liabilities	29,433	34,017
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at March 31, 2022 and December 31, 2021; 97,250,520 and 96,751,610 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	266,606	264,944
Accumulated other comprehensive loss	(384)	(352)
Accumulated deficit	(214,242)	(199,325)
Total stockholders’ equity	51,990	65,277
Total liabilities and stockholders’ equity	$81,423	$99,294
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenues	$6,778	$1,646
Cost of revenues	5,007	692
Gross profit	1,771	954

Operating expenses:
Sales and marketing	1,485	556
General and administrative	4,305	2,758
Research and development	1,003	1,052
Total operating expenses	6,793	4,366
Operating loss	(5,022)	(3,412)

Other income (expense):
Interest expense	(381)	(2,219)
Loss on extinguishment of debt	—	(5,768)
Impairment of digital assets	(9,353)	—
Fair value adjustment of warrant liability	(213)	(2,829)
Other income (expense), net	52	(79)
Total other expense	(9,895)	(10,895)
Loss before taxes	(14,917)	(14,307)
Income tax expense	—	—
Net loss	(14,917)	(14,307)
Other comprehensive income (loss):
Cumulative translation adjustment	(32)	10
Comprehensive loss	$(14,949)	$(14,297)

Loss per share, basic and diluted	$(0.15)	$(0.22)

Weighted-average common shares used to compute loss per share, basic and diluted	96,844	64,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	92	—	—	—	—	—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	384	—	1,125	—	—	1,125
Stock-based compensation expense	—	—	521	—	—	521
Cumulative translation adjustment	—	—	—	—	(32)	(32)
Net loss	—	—	—	(14,917)	—	(14,917)
Balance - March 31, 2022	97,251	$10	$266,606	$(214,242)	$(384)	$51,990

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	120	—	65	—	—	65
Release of restricted stock	183	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	14,431	1	29,704	—	—	29,705
Stock-based compensation expense	—	—	1,055	—	—	1,055
Cumulative translation adjustment	—	—	—	—	10	10
Net loss	—	—	—	(14,307)	—	(14,307)
Balance - March 31, 2021	71,204	$7	$175,046	$(160,110)	$(328)	$14,615
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(14,917)	$(14,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	155	1,642
Loss on change in fair value of warrant liability	213	2,829
Loss on extinguishment of debt	—	5,768
Impairment of digital assets	9,353	—
Stock-based compensation	564	1,055
Other adjustments	(97)	(10)
Changes in operating assets and liabilities:
Accounts receivable	(248)	(40)
Inventory	(2,063)	—
Prepaid expenses and other assets	(687)	(490)
Accounts payable	219	(682)
Accrued expenses	(1,489)	(2,287)
Lease liability payments	(173)	64
Deferred revenue	(1,001)	(841)
Net cash used in operating activities	(10,171)	(7,299)
Investing activities
Purchase of digital assets	(489)	(1,098)
Capital expenditures	(80)	—
Net cash used in investing activities	(569)	(1,098)
Financing activities
Proceeds from borrowings, net of issuance costs	—	9,981
Payments on borrowings	(1,566)	(11,835)
Proceeds from exercise of options to purchase common stock	16	65
Proceeds from sales of common stock, net of issuance costs	—	29,705
Net cash (used) provided by financing activities	(1,550)	27,916
Effect of exchange rate on cash and restricted cash	(32)	10
Net (decrease) increase in cash and restricted cash	(12,322)	19,529
Cash and restricted cash at the beginning of the period	23,137	4,031
Cash and restricted cash at the end of the period	$10,815	$23,560

Supplemental disclosure of cash flow information:
Interest paid	$204	$567
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$1,125	$—
Issuance of common stock for payment of board of director fees	$—	$66
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)
(Unaudited)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our Multiscreen-as-a-Service ("MaaS") platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our MaaS technology is available in software development kit ("SDK") form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. During 2021, we began to sell PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our MaaS platform. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. In October 2021, we acquired Lyte Technology, Inc. ("Lyte"), a provider of high-performance computer systems to individual consumers. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2021 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2022 and the results of operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.
Certain reclassifications have been made to our condensed consolidated statement of cash flows for the three months ended March 31, 2021. We combined individual line items that we considered to be immaterial and recorded these in our condensed consolidated statement of cash flows as other adjustments to conform to current year presentation. These reclassifications had no impact on previously reported operating, investing or financing cash flows.
Revised Financial Statements
During the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2021, the Company determined that it had inaccurately accounted for an adjustment to certain terms of an outstanding warrant issued in connection with a certain Series A Senior Convertible Note and Series B Senior Convertible Note we issued on July 15, 2020 (collectively, the "2020 Convertible Notes"). As a result of our underwritten public offering in February 2021, the number of shares issuable and the exercise price were each adjusted pursuant to the terms of the warrant. While we accurately accounted for the decrease in the exercise price (from $4.00 per share to $2.25 per share), we did not account for the increase in the number of shares available for exercise under the warrant, from 2,160,000 shares to 3,840,000 shares. This resulted in an understatement of net loss during the three months ended March 31, 2021. We assessed the materiality of this misstatement in accordance with Staff

Accounting Bulletin No. 108, "Quantifying Misstatements" and concluded this error was not qualitatively material as there was no impact on cash, operating income, or cash flow from operations, among other considerations.
The correction of this error resulted in adjustments to our condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021. The revised amounts have been reflected in condensed consolidated financial statements presented above. The effect of this revision on certain line items within our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive income (loss) are set forth below:

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
We have a history of net losses and although we anticipate our future cash outflows to exceed cash inflows as we continue to invest in revenue growth, we believe we have sufficient cash on-hand to fund potential net cash outflows for one year following the filing date of this Quarterly Report on Form 10-Q. Accordingly, we believe there does not exist any indication of substantial doubt about our ability to continue as a going concern for one year following the filing date of this Quarterly Report on Form 10-Q.
The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021, except as set forth below.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Items subject to the use of estimates include, but are not limited to, the standalone selling price for our products and services, our various digital asset transactions, stock-based compensation, useful lives of long-lived assets including intangibles, fair value of intangible assets and the recoverability or impairment of tangible and intangible assets, including goodwill, contingent consideration for our business combination with Lyte and periodic reassessment of fair value, allocating the fair value of purchase consideration to assets acquired and liabilities assumed in our business combination, reserves and certain accrued liabilities, the benefit period of deferred commissions, assumptions used in Black-Scholes valuation method, such as the current trading price of our common stock at time of exercise of our warrant, expected volatility, risk-free interest rate and expected dividend rate and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

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
There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely our financial condition. The aggregate cost basis of our digital asset holdings is $42,994 and $41,964 at March 31, 2022 and December 31, 2021, respectively.
Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value.
The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31, 2022	December 31, 2021
Customer A	19%	—%
Customer B	14%	—%
Customer C	10%	18%
Customer D	—%	20%
Digital Assets
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
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our consolidated statements of operations and comprehensive loss. Impairment loss was $9,353 for the three months ended March 31, 2022 and we did not sell any digital assets during the same time period.
The following tables set forth changes in our bitcoin and ethereum holdings:

Bitcoin	Digital Asset Original Cost Basis	Digital Asset Impairment Losses	Digital Asset Carrying Value
Balance as of December 31, 2021	$36,963	$(8,554)	$28,409
Purchases	489	—	489
Received from customers, net of expenses	36	—	36
Impairment loss	—	(7,633)	(7,633)
Balance as of March 31, 2022	$37,488	$(16,187)	$21,301

Ethereum	Digital Asset Original Cost Basis	Digital Asset Impairment Losses	Digital Asset Carrying Value
Balance as of December 31, 2021	$4,714	$(670)	$4,044
Purchases	—	—	—
Received from customers, net of expenses	491	—	491
Impairment loss	—	(1,658)	(1,658)
Balance as of March 31, 2022	$5,205	$(2,328)	$2,877
Other digital assets purchased during the year ended December 31, 2021 were $287 and we recorded an impairment losses of $159 related to those purchases for the year then ended. During the three months ended March 31, 2022, we recorded additional impairment losses of $62, and as of March 31, 2022, the balance of our other digital assets was $66.
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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Convertible notes	—	4,920,000
Warrants	5,636,801	5,996,112
Options	897,229	1,087,033
Restricted stock units	3,480,102	5,545,454
Restricted shares	—	574
Total	10,014,132	17,549,173
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of March 31, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$24,244	$—	$—	$24,244
Total	$24,244	$—	$—	$24,244

Liabilities:
Warrant liability	$—	$3,818	$—	$3,818
Total	$—	$3,818	$—	$3,818

Our financial instruments measured at fair value as of December 31, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$32,581	$—	$—	$32,581
Total	$32,581	$—	$—	$32,581

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$3,605	$—	$3,605
Total	$—	$3,605	$—	$3,605
The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	March 31, 2022	December 31, 2021
Strike price per share	$2.25	$2.25
Closing price per share	$2.78	$2.63
Term (years)	1.28	1.53
Volatility	200%	186%
Risk-free rate	1.87%	0.56%
Dividend Yield	—	—
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
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. As the Company does not currently have any debt with conversion features outstanding, we do not expect the adoption of ASU 2020-06 to have a material impact on our condensed consolidated financial statements and disclosures.

3. Business Combination
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). This acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged was recorded at estimated fair values on the date of acquisition. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of acquisition. Fair values are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. The fair values of the aggregate assets and liabilities acquired are disclosed in in Note 3, Business Combination, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022. We have not booked any adjustments to the initial fair values booked at acquisition date.
Pursuant to terms of the stock purchase agreement, the acquisition and earn-out payments consist of the following: (i) $1,125, as adjusted for working capital items, on June 30, 2022, (ii) the issuance of shares of our common stock with an aggregate value of $2,250, in two equal installments valued at up to $1,125, determined on the last business day of each of the quarter ending March 31, 2022 and September 30, 2022 and (iii) up to $1,250 in cash and issuance of shares of our common stock valued at up to $1,250 on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement in the year following closing. We currently believe Lyte will achieve the annual revenue milestone and we will owe the full amount of the contingent consideration on the first annual anniversary of closing. There is $4,500 and $5,531 recorded in accrued expenses in the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively, related to fair value of future acquisition payments and earn out payable due to the seller.
The following table summarizes the unaudited pro forma condensed financial information of Phunware for the three months ended March 31, 2021, as if the acquisition of Lyte had occurred on January 1, 2021:

Three Months Ended March 31, 2021
(in thousands)	(unaudited)
Net revenues	$3,771
Net loss	(14,500)

4. Revenue
Our platform revenue consists of SDK license subscriptions and application development services, as well as application transactions, which comprise of of in-app advertising and sales of our digital asset, PhunToken. Hardware revenue relates to the sale of high-performance personal computers. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended March 31,
	2022	2021
Platform revenue	$2,492	$1,646
Hardware revenue	4,286	—
Net revenues	$6,778	$1,646
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 95% and 99% of our net revenues from within the United States for the three months ended March 31, 2022 and 2021, respectively.
The following table sets forth our concentration of revenue sources as a percentage of total net revenues.

	Three Months Ended March 31,
	2022	2021
Customer B	1%	15%
Customer E	—%	17%
Customer F	—%	13%
Customer G	1%	10%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	March 31, 2022	December 31, 2021
Current deferred revenue
Platform revenue	$1,919	$1,824
Hardware revenue	1,344	2,149
Total current deferred revenue	$3,263	$3,973

Non-current deferred revenue
Platform revenue	$1,008	$1,299
Total non-current deferred revenue	$1,008	$1,299
Total deferred revenue	$4,271	$5,272
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2022, we recognized revenue of $2,477 that was included in our deferred revenue balance as of December 31, 2021.

Remaining Performance Obligations
Remaining performance obligations were $7,088 as of March 31, 2022, of which we expect to recognize approximately 51% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In May 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our MaaS platform. During the three months ended March 31, 2022, we sold 115.8 million PhunToken for an aggregate of $973, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
In March 2022, certain members of our senior management team purchased PhunToken pursuant to Restricted Token Purchase Agreements for total of 827.5 million PhunToken, at an aggregate purchase price of approximately $7. The PhunToken will be transferred to employees over a time-based delivery schedule ranging from one to four years. The Company will have the right to repurchase any PhunToken not delivered to the employee as a result of voluntary termination or termination for cause.
As of March 31, 2022 and December 31, 2021, issued PhunToken were 369.1 million and 131.7 million, respectively. Total supply of PhunToken is capped at 10 billion.

5. Inventory
Our inventory balance on the dates presented consisted of the following:

	March 31, 2022	December 31, 2021
Raw materials	$4,066	$2,075
Work-in-process	146	207
Finished goods	245	138
Other	242	216
Total inventory	$4,699	$2,636

6. Debt
2021 Promissory Note
In connection with the acquisition of Lyte, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2021 Promissory Note") with an original principal amount of $5,220 in a private placement that closed on October 18, 2021. The 2021 Promissory Note was sold with an original issue discount of $200 and we paid at closing issuance costs totaling $280. After deducting all transaction costs, net cash proceeds to the Company were $4,740. No interest will accrue on the 2021 Promissory Note unless and until the occurrence of an event of default (as defined in the 2021 Promissory Note). Beginning on January 15, 2022 and on the same day of each month thereafter until the 2021 Promissory Note is paid in full, we are required to make a monthly amortization payments in the amount of $574 until the maturity date of October 15, 2022. We may prepay any or all outstanding balance of the 2021 Promissory Note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments, which amounts to an effective interest rate of approximately 18%.
The 2021 Promissory Note had a principal balance of $3,654 and $5,220 and debt discount of $161 and $316 at March 31, 2022 and December 31, 2021, respectively.
Interest Expense
The following table sets forth interest expense for our various debt obligations included on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2022	2021
2021 Promissory Note	$178	$—
2020 Convertible Notes	—	452
Accretion of debt discount - issuance costs	155	620
Accretion of debt discount - warrants	—	1,029
All other debt and financing obligations	48	118
Total	$381	$2,219
Other Debt Obligations
Other than the 2021 Promissory Note referenced above, there have been no material changes to the terms and conditions of our other debt obligations, including the payments in full thereof, since the filing of our Annual Report on Form 10-K. See Note 9, Debt, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
7. Leases
On March 15, 2022, we entered into a lease agreement, in which we will lease approximately 21,830 square feet for a term of five years, which we intend to use as manufacturing and warehouse space for our Lyte computer division. The term of the lease commences on the earliest of (a) the date we occupy any portion of the premises and begin conducting business therein, (b) the date on which construction is substantially completed in the building (as defined in the construction addendum) or (c) the date the landlord would have achieved substantial completion of construction of the building but for a delay caused by us (as defined in the construction addendum). The lease provides for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we will be responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $7 per month, which is also subject to adjustment to actual costs and expenses according to provisions of the lease. We currently anticipate taking possession of the lease in late second or early third quarter of 2022. In accordance with authoritative guidance, we will defer recording the right-of-use asset and lease liability until such date the lessor makes the leased premises available for our use.
Further information regarding our other office leases and accounting thereof are located in Note 2, Summary of Significant Accounting Policies, and Note 10, Leases, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.

The weighted-average remaining lease term for operating leases as of March 31, 2022 was 2.91 years. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended March 31, 2022 and 2021 was $204 and $212, respectively.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2022 (Remainder)	$494
2023	622
2024	609
2025	209
$1,934
Less: Portion representing interest	(487)
$1,447
8. Commitments and Contingencies
Litigation

There have been no material changes to the disclosure related to our litigation matters since the filing of our Annual Report on Form 10-K. See Note 11, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 for further information.

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
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of March 31, 2022 was 1,000,000,000 shares, with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 97,250,520 and 96,751,610 shares of our common stock outstanding.
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
In January 2021, 2,670,121 shares of our common stock were sold in an at-the-market offering with Ascendiant Capital Markets, LLC ("Ascendiant") for aggregate net cash proceeds of $5,058. Transaction costs were $156. We terminated the Sales Agreement with Ascendiant effective as of March 28, 2021.
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

Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	March 31, 2022		December 31, 2021
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrant	$2.25	1,780,000	$2.25	1,780,000
Common stock warrant (Series D-1)	$2.25	35,555	$2.25	35,555
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		5,636,801		5,636,801
Except as set forth below, there have been no material changes to the terms of our outstanding warrants. Additional information about our various warrants outstanding is in included under the subheading, "Warrants", in Note 13, Stockholders' Equity, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
2020 Convertible Note Warrant
In connection with the issuance of the 2020 Convertible Notes, in 2020, we issued a warrant exercisable for three (3) years for the purchase, initially, of up to an aggregate of 2,160,000 shares of the Company's common stock at an initial exercise price of $4.00 per share. The number of shares and exercise price are each subject to adjustment provided under the warrant. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 3,840,000 shares. If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The registration statement registering 2,160,000 shares of our common stock issuable pursuant to the terms of the warrant was declared effective by the SEC on October 27, 2020. In April 2022, we filed a registration statement, as amended, registering 250% of the additional warrant shares as result of the adjustment noted above. The registration statement was declared effective by the SEC on May 2, 2022. The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant.

10. Stock-Based Compensation
There have been no material changes to the terms of our 2018 Equity Incentive Plan (the "2018 Plan"), 2018 Employee Stock Purchase Plan ("2018 ESPP") and 2009 Equity Incentive Plan ("2009 Plan") since the filing of our Annual Report on Form 10-K. Refer to Note 14, Stock-Based Compensation, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 for more information on our various equity incentive plans.
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of March 31, 2022, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 897,229. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 3,550,935 and 762,038 shares of common stock reserved for future issuances as of March 31, 2022 and December 31, 2021, respectively.

Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the three months ended March 31, 2022 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,576,270	$1.94
Granted	—	—
Released	(92,168)	1.36
Forfeited	(54,000)	2.34
Outstanding as of March 31, 2022	3,430,102	$1.95
Stock Options
During third quarter of 2021, we granted 50,000 stock options to a non-employee consultant at an exercise price of $1.08 per share. The stock options vest over one year in twelve equal monthly installments. As of March 31, 2022, the holder had not exercised this stock option and this is the only stock option grant outstanding under the 2018 Plan.
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three months ended March 31, 2022 was not significant. There were 1,008,039 and 189,215 shares of common stock available for sale and reserved for issuance as of March 31, 2022 and December 31, 2021, respectively.
2009 Equity Incentive Plan
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	925,467	$0.80	5.59	$1,692
Granted	—	—
Exercised	(22,757)	0.68
Forfeited	(5,481)	2.00
Outstanding as of March 31, 2022	897,229	$0.80	5.46	$1,779
Exercisable as of March 31, 2022	892,953	$0.79	5.46	$1,777
For the three months ended March 31, 2022, the aggregate intrinsic value of options exercised was $42 and the total fair value of options vested was $12.

Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended March 31,
Stock-based compensation	2022	2021
Cost of revenues	$46	$210
Sales and marketing	18	102
General and administrative	472	624
Research and development	28	119
Total stock-based compensation	$564	$1,055
As of March 31, 2022, there was approximately $5,309, $283 and $3 of total unrecognized compensation cost related to the 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.5 years, 1.3 years and 1 year for the 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.
11. Segment and Geographic Information
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
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended March 31, 2022
	Phunware	Lyte	Consolidated
Net revenues	$2,492	$4,286	$6,778
Loss before taxes	$(14,359)	$(558)	$(14,917)

	March 31, 2022
	Phunware	Lyte	Consolidated
Goodwill	$25,854	$7,373	$33,227
Total assets	$73,804	$7,619	$81,423

	December 31, 2021
	Phunware	Lyte	Consolidated
Goodwill	$25,887	$7,373	$33,260
Total assets	$94,621	$4,673	$99,294
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of March 31, 2022 and December 31, 2021, all of our identifiable long-lived assets were in the United States.

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

•Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals and applications; and

•Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and monetization, including our engagement-driven digital asset PhunToken.
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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 40% of our backlog as of March 31, 2022 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	March 31, 2022	December 31, 2021
(in thousands)
Backlog	$2,817	$3,316
Deferred revenue	4,271	5,272
Total backlog and deferred revenue	$7,088	$8,588

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Adjusted gross profit (1)	$1,817	$1,168
Adjusted gross margin (1)	26.8%	71.0%
Adjusted EBITDA (2)	$(4,220)	$(2,403)
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

	Three Months Ended March 31,
(in thousands, except percentages)	2022	2021
Gross profit	$1,771	$954
Add back: Amortization of intangibles	—	4
Add back: Stock-based compensation	46	210
Adjusted gross profit	$1,817	$1,168
Adjusted gross margin	26.8%	71.0%

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(14,917)	$(14,307)
Add back: Depreciation and amortization	186	33
Add back: Interest expense	381	2,219
EBITDA	(14,350)	(12,055)
Add back: Stock-based compensation	564	1,055
Add back: Loss on extinguishment of debt	—	5,768
Add back: Impairment of digital assets	9,353	—
Add back: Fair value adjustment of warrant liability	213	2,829
Adjusted EBITDA	$(4,220)	$(2,403)

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
Platform Revenue and Gross Profit
Our platform revenue consists of software subscriptions, application development services and support and application transactions, which comprise of of in-app advertising and PhunToken sales.
Subscription revenue is derived from software license fees, which comprise subscription fees from customers licensing our Software Development Kits (SDKs), that includes accessing the MaaS platform. Subscription revenue from SDK licenses gives the customer the right to access our MaaS platform.
Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees of customer applications, software updates and technical support for application development services for a support term. From time to time, we may also provide professional services by outsourcing employees’ time and materials to customers.
We generate application transaction revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions and cost per click. During 2021, we announced the commencement of the selling of PhunToken, PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. We recognize revenue related to PhunToken at time of delivery to a customer's ethereum-based wallet.
Platform gross profit is equal to subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of Phunware’s MaaS platform are expensed in research and development. Furthermore, gross profit related to application transactions is equal to application transaction revenue less cost of revenue associated with application transactions, which is impacted by the cost of advertising traffic we pay to our suppliers, the amount of traffic which we can purchase from those suppliers and ethereum blockchain fees paid to deliver PhunToken.
As a result, platform gross profit may fluctuate from period to period.
Hardware Revenue and Gross Profit
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
Hardware gross profit is equal to hardware revenue less the costs associated with the assembly of computers. hardware gross profit is impacted by the costs that we pay for parts incorporated into a Lyte computer system, as well as labor costs of our employees directly attributable to building computer systems and shipping. Demand may exceed available supply at times, which may hamper our ability to deliver computer systems timely and may increase the costs at which we can obtain inventory needed for computer builds. Customizable solutions we offer our customers may also vary from time to time. As a result, computer hardware revenue and gross profit may fluctuate from period to period. Although we plan to invest in Lyte for future growth, we may experience revenue and gross profit fluctuations as a result of seasonality.

Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of platform and hardware revenue.
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

Refer to Note 6 "Debt" in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our debt offerings.

We also may seek additional debt financings to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Net Revenues
Platform revenue	$2,492	$1,646	$846	51.4%
Hardware revenue	4,286	—	4,286	100.0%
Net revenues	$6,778	$1,646	$5,132	311.8%
Platform revenue as percentage of total revenue	36.8%	100.0%
Hardware revenue as percentage of total revenue	63.2%	—%
Net revenues increased $5.1 million, or 311.8%, for the three months ended March 31, 2022 compared to the corresponding period in 2021.
Platform revenue increased $0.8 million, or 51.4%, for the three months ended March 31, 2022, compared to the corresponding period in 2021, primarily due to PhunToken sales of $1.0 million, as we commenced the sale of PhunToken in the second quarter of 2021. These increases were partially offset by greater platform revenues for development, licensing and support services provided to a customer in 2021, as compared to 2022. This customer is identified as "Customer E" in Note 4, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Hardware revenue of $4.3 million, was a result of the acquisition of Lyte, in October 2021.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Cost of Revenues
Platform revenue	$1,067	$692	$375	54.2%
Hardware revenue	3,940	—	3,940	100.0%
Total cost of revenues	$5,007	$692	$4,315	623.6%

Gross Profit
Platform revenue	1,425	$954	$471	49.4%
Hardware revenue	346	$—	$346	100.0%
Total gross profit	$1,771	$954	$817	85.6%

Gross Margin
Platform revenue	57.2%	58.0%
Hardware revenue	8.1%	—%
Total gross margin	26.1%	58.0%
Total gross profit increased $0.8 million, or 85.6% for the three months ended March 31, 2022, when compared to the corresponding period of 2021, due to the revenue items described above.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Operating expenses
Sales and marketing	$1,485	$556	$929	167.1%
General and administrative	4,305	2,758	1,547	56.1%
Research and development	1,003	1,052	(49)	(4.7)%
Total operating expenses	$6,793	$4,366	$2,427	55.6%
Sales and Marketing
Sales and marketing expense increased $0.9 million, or 167.1% for the three months ended March 31, 2022 compared to the corresponding period of 2021, primarily due to an increase of $0.3 million of employee compensation costs due to higher headcount and $0.7 million of marketing related expenditures mostly related to Lyte.
General and Administrative
General and administrative expense increased $1.5 million, or 56.1% for the three months ended March 31, 2022 compared to the corresponding period of 2021, primarily due to an increase of $0.7 million in payroll costs related to employee retention credit received during 2021, $0.3 million in legal fees, $0.2 million related to amortization of trade name related to Lyte acquisition, $0.2 million in bad debt recoveries that occurred in 2021 and $0.2 million in other general and administrative expenses. This increase was minimally offset by in decrease in stock-based compensation.
Research and Development
Research and development expense decreased $0.05 million, or (4.7)%, for the three months ended March 31, 2022, compared to the corresponding period of 2021. Increased headcount period-over-period was allocated to customer-driven projects and recorded in cost of sales above. No other individual expense category represented a significant increase when compared to the corresponding period of 2021.

Other expense

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Other income (expense)
Interest expense	$(381)	$(2,219)	$1,838	(82.8)%
Loss on extinguishment of debt	—	(5,768)	5,768	(100.0)%
Impairment of digital assets	(9,353)	—	(9,353)	100.0%
Fair value adjustment of warrant liability	(213)	(2,829)	2,616	(92.5)%
Other income (expense)	52	(79)	131	(165.8)%
Total other expense	$(9,895)	$(10,895)	$1,000	(9.2)%

Other expense decreased $1.0 million, or (9.2)%, for the three months ended March 31, 2022, compared to the corresponding period of 2021, primarily due to an impairment of our digital asset holdings. These losses were mostly offset due to losses on extinguishment of debt related to payments on our 2020 Convertible Notes in 2021, fair value adjustment of our outstanding warrant issued to the holder of our 2020 Convertible Notes and a decrease in interest expense, as we had paid off multiple debt obligations in 2021.

Refer to Note 2, "Summary of Significant Accounting Policies" of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our digital asset holdings. Further, reference is made to Note 6 "Debt" of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our debt holdings.

Liquidity and Capital Resources
As of March 31, 2022, we held total cash of $10.8 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
We may, if needed, sell our digital asset holdings for cash to fund our ongoing operations. As of March 31, 2022, we held 644 bitcoins and 1,287 ethereum, of which consist of the majority of the digital assets recorded on our balance sheet. The digital asset market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the digital asset market, we may not be able to sell our digital asset holdings at reasonable prices, or at all. As a result, our digital assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). Pursuant to terms of the stock purchase agreement, future cash payments consist of $1.125 million, as adjusted for working capital items, on June 30, 2022, and up to $1.25 million on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement. We currently believe Lyte will achieve the annual revenue milestone and we will owe the full amount of the contingent consideration on the first annual anniversary of closing.
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
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement in which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. To date, we have not sold any shares of our common stock under the sales agreement with H.C. Wainwright or issued any securities under our Form S-3 filed on February 1, 2022.
As a result of the financing events described above, while our liquidity risk continues as a result of continued losses and the ongoing and evolving effects of the COVID-19 pandemic, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the pace at which we can scale Lyte, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financings, or issue securities subject to the effective registration statement described above. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(10,171)	$(7,299)	$(2,872)	39.3%
Net cash used in investing activities	$(569)	$(1,098)	$529	(48.2)%
Net cash (used) provided by financing activities	$(1,550)	$27,916	$(29,466)	(105.6)%
Operating Activities
The primary source of cash from operating activities is receipts from sales of our various product and service offerings to customers. The primary uses of cash from operating activities are payments to employees for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, payments to vendors for the costs of inventory related to the assembly and shipping of Lyte computers, sales and marketing expenses and general operating expenses.
We utilized $10.2 million of cash from operating activities during the three months ended March 31, 2022, primarily resulting from a net loss of $14.9 million. The net loss included non-cash charges of $10.2 million, primarily consisting of impairment of digital assets and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(1.3) million from a decrease in accounts payable and accrued expenses, as well as $(4.2) million from other working capital changes, primarily a increase in inventory purchases and decrease in deferred revenue.
We utilized $7.3 million of cash from operating activities during the three months ended March 31, 2021, primarily resulting from a net loss of $14.3 million, as adjusted $1.1 million for stock-based compensation $0.2 million for bad debt recovery, $1.6 million for amortization of debt discount and deferred financing costs, $2.8 million for loss on the change in fair value of warrants and $5.8 million for loss on extinguishment of debt related to our 2020 Convertible Notes. In addition, certain changes in our operating assets and liabilities resulted in significant cash increases (decreases) as follows: $(0.7) million from a decrease in accounts payable, $(2.3) million from a decrease in accrued expenses, $(0.8) million from a decrease in deferred revenue and $0.5 million from an increase in prepaid and other assets.

Investing Activities
Investing activities for the three months ended March 31, 2022 and 2021, consisted of the purchase of digital assets.

Financing Activities
Our financing activities during the three months ended March 31, 2022 primarily consisted of payments on debt. We had payments on debt of $1.6 million, of which all were payments on the 2021 Promissory Note. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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
Contractual Obligations
Information set forth in Note 7, Leases, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements
Through March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
None.
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
Except for the changes described in Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 7, 2022.
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
Changes in Internal Control over Financial Reporting
As previously disclosed, we identified a material weakness in internal control over financial reporting related to the accounting for an adjustment in certain terms of an outstanding warrant issued in connection with our 2020 Convertible Notes. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
In response to this material weakness, we implemented a remediation plan previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The remediation actions we implemented included a control to create and review on a quarterly basis a summary schedule of material terms of all outstanding debt and equity instruments and a control to review all existing financing agreements in conjunction with any new financing arrangements. We have tested the related internal controls and have concluded, through testing, that the newly implemented controls are operating effectively, and the material weakness previously identified has been remediated as of March 31, 2022.
Other than the changes made to remediate the material weakness described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 8, "Commitments and Contingencies" in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on April 7, 2022 for the year ended December 31, 2021, as supplemented by the "Risk Factors" sections in our registration statement on Form S-3 filed with the SEC on February 1, 2022, our registration statement on Form S-3, as amended, filed with the SEC on April 27, 2022 and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2021 and the registration statements, as amended, are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
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
10.1
At Market Issuance Sales Agreement, by and between Phunware, Inc. and HC Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.2 of the Registrants Form S-3 (Fine No. 333-262461) filed with the SEC on February 1, 2022).

10.2
Lease Agreement, dated March 15, 2022, between Phunware, Inc. and Jonsson ATX Warehouse, LLC (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862) filed with the SEC on March 18, 2022).

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

May 16, 2022	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)