Form 10-Q
period 2022-06-30
Phunware, Inc.
filed 2022-08-15
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 001-37862
PHUNWARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-1205798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1002 West Avenue, Austin, Texas	78701
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 512-693-4199
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $0.0001 per share	PHUN	The NASDAQ Capital Market
Warrants to purchase one share of Common Stock	PHUNW	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2022, 98,382,554 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$2,705	$23,137
Accounts receivable, net of allowance for doubtful accounts of $0 and $10 at June 30, 2022 and December 31, 2021, respectively	803	967
Inventory	3,528	2,636
Digital assets, net	12,592	32,581
Prepaid expenses and other current assets	1,188	686
Total current assets	20,816	60,007
Property and equipment, net	145	—
Goodwill	33,142	33,260
Intangible assets, net	2,858	3,213
Deferred tax asset	1,278	1,278
Right-of-use asset	2,595	1,260
Other assets	402	276
Total assets	$61,236	$99,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,510	$6,589
Accrued expenses	6,953	9,621
Lease liability	614	399
Deferred revenue	1,715	3,973
PhunCoin deposits	1,203	1,202
Current maturities of long-term debt, net	2,031	4,904
Warrant liability	1,136	3,605
Total current liabilities	21,162	30,293
Deferred tax liability	1,278	1,278
Deferred revenue	859	1,299
Lease liability	2,244	1,147
Total liabilities	25,543	34,017
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at June 30, 2022 and December 31, 2021; 98,137,070 and 96,751,610 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	267,465	264,944
Accumulated other comprehensive loss	(469)	(352)
Accumulated deficit	(231,313)	(199,325)
Total stockholders’ equity	35,693	65,277
Total liabilities and stockholders’ equity	$61,236	$99,294
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$5,485	$1,436	$12,263	$3,082
Cost of revenues	3,965	1,124	8,972	1,816
Gross profit	1,520	312	3,291	1,266

Operating expenses:
Sales and marketing	1,928	639	3,413	1,195
General and administrative	5,251	3,021	9,556	5,779
Research and development	1,876	846	2,879	1,898
Total operating expenses	9,055	4,506	15,848	8,872
Operating loss	(7,535)	(4,194)	(12,557)	(7,606)

Other income (expense):
Interest expense	(273)	(1,845)	(654)	(4,064)
Loss on extinguishment of debt	—	(2,184)	—	(7,952)
Impairment of digital assets	(12,158)	(776)	(21,511)	(776)
Fair value adjustment of warrant liability	2,682	1,180	2,469	(1,649)
Other income (expense), net	213	43	265	(36)
Total other expense	(9,536)	(3,582)	(19,431)	(14,477)
Loss before taxes	(17,071)	(7,776)	(31,988)	(22,083)
Income tax expense	—	—	—	—
Net loss	(17,071)	(7,776)	(31,988)	(22,083)
Other comprehensive income (loss):
Cumulative translation adjustment	(85)	5	(117)	15
Comprehensive loss	$(17,156)	$(7,771)	$(32,105)	$(22,068)

Net loss per share, basic and diluted	$(0.17)	$(0.11)	$(0.33)	$(0.32)

Weighted-average common shares used to compute net loss per share, basic and diluted	97,742	71,620	97,293	68,103
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	97,251	$10	$266,606	$(214,242)	$(384)	$51,990
Release of restricted stock	790	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Stock-based compensation expense	—	—	743	—	—	743
Cumulative translation adjustment	—	—	—	—	(85)	(85)
Net income	—	—	—	(17,071)	—	(17,071)
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693

Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	882	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	384	—	1,125	—	—	1,125
Stock-based compensation expense	—	—	1,264	—	—	1,264
Cumulative translation adjustment	—	—	—	—	(117)	(117)
Net loss	—	—	—	(31,988)	—	(31,988)
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - March 31, 2021	71,204	$7	$175,046	$(160,110)	$(328)	$14,615
Exercise of stock options, net of vesting of restricted shares	11	—	5	—	—	5
Release of restricted stock	829	—	—	—	—	—
Sales of common stock, net of issuance cost	692	—	832	—	—	832
Stock-based compensation expense	—	—	1,371	—	—	1,371
Cumulative translation adjustment	—	—	—	—	5	5
Net loss	—	—	—	(7,776)	—	(7,776)
Balance - June 30, 2021	72,736	$7	$177,254	$(167,886)	$(323)	$9,052

Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	131	—	70	—	—	70
Release of restricted stock	1,012	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	15,123	1	30,536	—	—	30,537
Stock-based compensation expense	—	—	2,426	—	—	2,426
Cumulative translation adjustment	—	—	—	—	15	15
Net loss	—	—	—	(22,083)	—	(22,083)
Balance - June 30, 2021	72,736	$7	$177,254	$(167,886)	$(323)	$9,052
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(31,988)	$(22,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	259	2,770
Loss on change in fair value of warrant liability	(2,469)	1,649
Loss on extinguishment of debt	—	7,952
Impairment of digital assets	21,511	776
Stock-based compensation	1,270	2,438
Other adjustments	284	142
Changes in operating assets and liabilities:
Accounts receivable	178	237
Inventory	(892)	—
Prepaid expenses and other assets	(631)	(416)
Accounts payable	920	(1,282)
Accrued legal settlement	—	(1,500)
Lease liability payments	(347)	(434)
Accrued expenses	(386)	(3,334)
Deferred revenue	(2,698)	(1,286)
Net cash used in operating activities	(14,989)	(14,371)
Investing activities
Acquisition payment	(1,125)	—
Purchase of digital assets	(923)	(1,497)
Capital expenditures	(158)	—
Net cash used in investing activities	(2,206)	(1,497)
Financing activities
Proceeds from borrowings, net of issuance costs	—	9,981
Payments on borrowings	(3,132)	(25,095)
Proceeds from exercise of options to purchase common stock	16	70
Proceeds from sales of common stock, net of issuance costs	—	29,670
Net cash (used) provided by financing activities	(3,116)	14,626
Effect of exchange rate on cash and restricted cash	(121)	16
Net decrease in cash and restricted cash	(20,432)	(1,226)
Cash and restricted cash at the beginning of the period	23,137	4,031
Cash and restricted cash at the end of the period	$2,705	$2,805

Supplemental disclosure of cash flow information:
Interest paid	$408	$1,287
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$1,508	$—
Non-cash exchange of digital assets	$923	$—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$1,125	$—
Proceeds not received related to sales of common stock	$—	$867
Issuance of common stock for payment of board of director fees	$—	$66
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
The balance sheet at December 31, 2021 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2022 and the results of operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.
Revised Financial Statements
During the preparation of our Quarterly Report on Form 10-Q for the period ended September 30, 2021, the Company determined that it had inaccurately accounted for an adjustment to certain terms of an outstanding warrant issued in connection with a certain Series A Senior Convertible Note and Series B Senior Convertible Note we issued on July 15, 2020 (collectively, the "2020 Convertible Notes"). As a result of our underwritten public offering in February 2021, the number of shares issuable and the exercise price were each adjusted pursuant to the terms of the warrant. While we accurately accounted for the decrease in the exercise price (from $4.00 per share to $2.25 per share), we did not account for the increase in the number of shares available for exercise under the warrant, from 2,160,000 shares to 3,840,000 shares. This resulted in an understatement of net loss during the three and six months ended June 30, 2021. We assessed the materiality of this misstatement in accordance with Staff Accounting Bulletin No. 108, "Quantifying Misstatements" and concluded this error was not qualitatively material as there was no impact on cash, operating income, or cash flow from operations, among other considerations.
The correction of this error resulted in adjustments to our condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021. The revised amounts have been reflected in condensed consolidated financial statements presented above. The effect of this revision on certain line items within our condensed consolidated balance sheets and condensed consolidated statements of operations and comprehensive loss are set forth below:

	As of June 30, 2021
	Previously reported	Adjustments	As revised
Warrant liability	$1,836	$1,427	$3,263
Accumulated deficit	$(166,459)	$(1,427)	$(167,886)

	For the three months ended June 30, 2021
	Previously reported	Adjustments	As revised
Gain on change in fair value of warrant liability	$663	$517	$1,180
Net loss	$(8,293)	$517	$(7,776)
Net loss per common share, basic and diluted	$(0.12)	$0.01	$(0.11)

	For the six months ended June 30, 2021
	Previously reported	Adjustments	As revised
Loss on change in fair value of warrant liability	$(222)	$(1,427)	$(1,649)
Net loss	$(20,656)	$(1,427)	$(22,083)
Net loss per common share, basic and diluted	$(0.30)	$(0.02)	$(0.32)

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
We have a history of losses in each fiscal year since our inception. Total backlog and cash-on-hand for the period then ended did not meet our expectations, as a result of uncertainty of the broader marketplace. For the six months ended June 30, 2022, we incurred a net loss of $17,071 and used $14,989 in cash for operations.
In July 2022, the Company raised additional cash proceeds in the amount of $11,795 through the issuance of a note, as detailed in Note 12, Subsequent Events. In accordance with the note, we can defer one monthly payment in the amount $1,566 up to twelve times. Furthermore, as more fully described in Note 9, Stockholders Equity, in January 2022, we entered into a sales agreement, pursuant to which we may offer and sell shares of our common stock, for aggregate gross proceeds of up to $100 million. We currently anticipate selling common stock through our at-the-market offering, if needed. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200 million filed with the SEC on February 1, 2022. We may also sell additional securities, including common stock, preferred stock, warrants and units through private placement transactions or public offerings. We believe the foregoing plan mitigate the Company’s going concern considerations.
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
Risks and Uncertainties
Regulation governing blockchain technologies, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens. Regulation of digital assets, like PhunCoin and PhunToken, cryptocurrencies, blockchain technologies and cryptocurrency exchanges, is evolving and likely to continue to evolve. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Any such violations could adversely affect the ability of us to maintain PhunCoin and PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could also result in a material adverse effect on our operations and financial condition.
Concentrations of Credit Risk
Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable and our digital asset holdings.
There is currently no clearing house for our digital assets, including our bitcoin, ethereum or other digital asset holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely our financial condition. The aggregate cost basis of our digital asset holdings is $42,255 and $41,964 at June 30, 2022 and December 31, 2021, respectively.
Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value.

The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30, 2022	December 31, 2021
Customer A	12%	—%
Customer B	10%	—%
Customer C	7%	18%
Customer D	—%	20%
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
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our consolidated statements of operations and comprehensive loss. Impairment loss was $12,158 and $21,511 for the three and six months ended June 30, 2022. We realized gains in the amount of $194 for the six months ended June 30, 2022.
The following table sets forth our digital asset holdings as of June 30, 2022:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$37,882	$(26,295)	$11,587
Ether	3,163	(2,471)	692
Other	1,210	(897)	313
Total	$42,255	$(29,663)	$12,592
The following table sets forth our digital asset holdings as of December 31, 2021:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$36,963	$(8,554)	$28,409
Ethereum	4,714	(670)	4,044
Other	287	(159)	128
Total	$41,964	$(9,383)	$32,581

Accumulated digital asset impairment noted above represent impairment on the remaining cost lots as of the respective dates. Changes in our digital asset holdings for the six months ended June 30, 2022 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance at December 31, 2021	$28,409	$4,044	$128	$32,581
Received from customers, net of expenses	28	377	—	405
Purchases of digital assets	923	—	—	923
Exchanges of digital assets	—	(923)	923	—
Realized gain	26	168	—	194
Impairment expense	(17,799)	(2,974)	(738)	(21,511)
Net balance at 6/30/2022	$11,587	$692	$313	$12,592
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Convertible notes	—	21,136
Warrants	5,636,801	5,996,112
Options	934,729	1,071,782
Restricted stock units	2,621,346	4,665,060
Restricted shares	—	574
Total	9,192,876	11,754,664
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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of June 30, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$12,592	$—	$—	$12,592
Total	$12,592	$—	$—	$12,592

Liabilities:
Warrant liability	$—	$1,136	$—	$1,136
Total	$—	$1,136	$—	$1,136

    Our financial instruments measured at fair value as of December 31, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$32,581	$—	$—	$32,581
Total	$32,581	$—	$—	$32,581

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$3,605	$—	$3,605
Total	$—	$3,605	$—	$3,605
The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	June 30, 2022	December 31, 2021
Strike price per share	$2.25	$2.25
Closing price per share	$1.08	$2.63
Term (years)	1.04	1.53
Volatility	205%	186%
Risk-free rate	2.85%	0.56%
Dividend Yield	—	—
The carrying value of accounts receivable, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
Recent Accounting Standards Not Yet Adopted
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
Pursuant to terms of the stock purchase agreement, the acquisition and earn-out payments consist of the following: (i) $1,125, as adjusted for working capital items, on June 30, 2022, (ii) the issuance of shares of our common stock with an aggregate value of $2,250, in two equal installments valued at up to $1,125, determined on the last business day of each of the quarters ending March 31, 2022 and September 30, 2022 and (iii) up to $1,250 in cash and issuance of shares of our common stock valued at up to $1,250 on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement in the year following closing. We currently believe Lyte will achieve the annual revenue milestone and we will owe the full amount of the contingent consideration on the first annual anniversary of closing. There is $3,471 and $5,531 recorded in accrued expenses in the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively, related to fair value of future acquisition payments and earn out payable due to the seller.
The following table summarizes the unaudited pro forma condensed consolidated financial information of Phunware for the three and six months ended June 30, 2021, as if the acquisition of Lyte had occurred on January 1, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
(in thousands)	(unaudited)
Net revenues	$3,583	$7,353
Net loss	(7,943)	(22,777)

4. Revenue
Our platform revenue consists of SDK license subscriptions and application development services, as well as application transactions, which are comprised of in-app advertising and sales of our digital asset, PhunToken. Hardware revenue relates to the sale of high-performance personal computers. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, Summary of Significant Accounting Policies, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Platform revenue	$1,628	$1,436	$4,120	$3,082
Hardware revenue	3,857	—	8,143	—
Net revenues	$5,485	$1,436	$12,263	$3,082
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 98% and 97% of our net revenues from within the United States for the three and six months ended June 30, 2022, respectively. We derived 99% of our net revenues from within the United States for the three and six months ended June 30, 2021.
The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer E	1%	6%	1%	11%
Customer F	—%	21%	—%	19%
Customer G	—%	13%	—%	11%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	June 30, 2022	December 31, 2021
Current deferred revenue
Platform revenue	$1,616	$1,824
Hardware revenue	99	2,149
Total current deferred revenue	$1,715	$3,973

Non-current deferred revenue
Platform revenue	$859	$1,299
Total non-current deferred revenue	$859	$1,299
Total deferred revenue	$2,574	$5,272
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2022, we recognized revenue of $3,182 that was included in our deferred revenue balance as of December 31, 2021.

Remaining Performance Obligations
Remaining performance obligations were $5,243 as of June 30, 2022, of which we expect to recognize approximately 40% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In May 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our MaaS platform. During the six months ended June 30, 2022, we sold 186.8 million PhunToken for an aggregate of $1,533, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
In March 2022, certain members of our senior management team purchased 827.5 million PhunToken pursuant to Restricted Token Purchase Agreements, at an aggregate purchase price of approximately $7. The PhunToken will be transferred to employees over a time-based delivery schedule ranging from one to four years. The Company will have the right to repurchase any PhunToken not delivered to the employee as a result of voluntary termination or termination for cause.
As of June 30, 2022 and December 31, 2021, issued PhunToken were 461.3 million and 131.7 million, respectively. Total supply of PhunToken is capped at 10 billion.

5. Inventory
Our inventory balance on the dates presented consisted of the following:

	June 30, 2022	December 31, 2021
Raw materials	$3,173	$2,075
Work-in-process	—	207
Finished goods	113	138
Other	242	216
Total inventory	$3,528	$2,636

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
The 2021 Promissory Note had a principal balance of $2,088 and $5,220 and debt discount of $57 and $316 at June 30, 2022 and December 31, 2021, respectively.
Interest Expense
The following table sets forth interest expense for our various debt obligations included on the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2021 Promissory Note	$122	$—	$300	$—
2020 Convertible Notes	—	659	—	1,111
Accretion of debt discount - issuance costs	103	1,121	258	1,741
Accretion of debt discount - warrants	—	—	—	1,029
All other debt and financing obligations	48	65	96	183
Total	$273	$1,845	$654	$4,064
Other Debt Obligations
Other than the 2021 Promissory Note referenced above and disclosures contained within Note 12, Subsequent Events, there have been no material changes to the terms and conditions of our other debt obligations, including the payments in full thereof, since the filing of our Annual Report on Form 10-K. See Note 9, Debt, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
7. Leases
On March 15, 2022, we entered into a lease agreement, in which we will lease approximately 21,830 square feet in Round Rock, Texas, which we intend to use as manufacturing and warehouse space for our Lyte computer division. The term of the lease is five years and commences on the earliest of (a) the date we occupy any portion of the premises and begin conducting business therein, (b) the date on which construction is substantially completed in the building (as defined in the construction addendum) or (c) the date the landlord would have achieved substantial completion of construction of the building but for a delay caused by us (as defined in the construction addendum). The lease provides for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we will be responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $7 per month, which is also subject to adjustment to actual costs and expenses according to provisions of the lease. We took possession of the lease in July 2022. In accordance with authoritative guidance, we will defer recording the right-of-use asset and lease liability until such date the lessor makes the leased premises available for our use.
On June 3, 2022, we entered into a lease agreement pursuant to which we will lease approximately 7,458 square feet in Austin, Texas, which we intend to use as professional office space for our corporate headquarters. The term of the Lease commenced on June 10, 2022 and has a term of sixty-four (64) months. The lease provides for rent abatement until September

30, 2022. Beginning on October 1, 2022, initial base rent payments are approximately $28 per month, subject to escalations contained therein. In addition, we will be responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $9 per month, plus electrical and janitorial services, which are to be contracted and paid separately by us. As a result of entering into this lease agreement, we recorded a right-of-use asset and corresponding lease liability of $1,508 on the commencement date noted above.
Further information regarding our other office leases and accounting thereof are located in Note 2, Summary of Significant Accounting Policies, and Note 10, Leases, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
The weighted-average remaining lease term for our operating leases as of June 30, 2022 was 4.13 years. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three and six months ended June 30, 2022 was $236 and $440, respectively. Lease expense for the three and six months ended June 30, 2021 was $209 and $421, respectively.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2022 (Remainder)	$404
2023	963
2024	959
2025	569
2026	370
Thereafter	284
$3,549
Less: Portion representing interest	(691)
$2,858
8. Commitments and Contingencies
Litigation

There have been no material changes to the disclosure related to our litigation matters since the filing of our Annual Report on Form 10-K, except as set forth below. See Note 11, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 for further information.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. Our opposition in response to Plaintiffs’ answering brief is due by August 12, 2022 in accordance with the previously agreed upon schedule. We further intend to vigorously defend against this lawsuit and any appeals. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

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
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of June 30, 2022 was 1,000,000,000 shares, with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 98,137,070 and 96,751,610 shares of our common stock outstanding.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. As of June 30, 2022, we have not sold any shares of common stock pursuant to the sales agreement with Wainwright. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022.
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
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	June 30, 2022		December 31, 2021
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrant	$2.25	1,780,000	$2.25	1,780,000
Common stock warrant (Series D-1)	$2.25	35,555	$2.25	35,555
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		5,636,801		5,636,801

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
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of June 30, 2022, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 897,229. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 3,582,435 and 762,038 shares of common stock reserved for future issuances as of June 30, 2022 and December 31, 2021, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the six months ended June 30, 2022 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,576,270	$1.94
Granted	—	—
Released	(881,924)	1.85
Forfeited	(73,000)	2.33
Outstanding as of June 30, 2022	2,621,346	$1.95
Stock Options
During third quarter of 2021, we granted an option to purchase 50,000 shares of our common stock to a non-employee consultant with an exercise price of $1.08 per share. The option vests over one year in twelve equal monthly installments. The non-employee consultant ceased providing services to us during the second quarter of 2022, and, as such, 12,500 shares of this stock option were forfeited as of such date. As of June 30, 2022, the holder had not exercised the balance of this stock option and this is the only stock option grant outstanding under the 2018 Plan.
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three and six months ended June 30, 2022 was not significant. There were 911,245 and 189,215 shares of common stock available for sale and reserved for issuance as of June 30, 2022 and December 31, 2021, respectively.
2009 Equity Incentive Plan
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	925,467	$0.80	5.59	$1,692
Granted	—	—
Exercised	(22,757)	0.68
Forfeited	(5,481)	2.00
Outstanding as of June 30, 2022	897,229	$0.80	5.21	$374
Exercisable as of June 30, 2022	895,638	$0.79	5.21	$374
For the six months ended June 30, 2022, the aggregate intrinsic value of options exercised was $374 and the total fair value of options vested was $16.
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2022	2021	2022	2021
Cost of revenues	$49	$323	$95	$532
Sales and marketing	27	129	45	231
General and administrative	595	709	1,067	1,334
Research and development	35	222	63	341
Total stock-based compensation	$706	$1,383	$1,270	$2,438
As of June 30, 2022, there was approximately $4,588, $293 and $2 of total unrecognized compensation cost related to the 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.3 years, 1.3 years and 0.9 years for the 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.
11. Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews operating segment information for purposes of allocating resources and evaluating financial performance. We have determined that the Company operates in two reporting segments: Phunware and Lyte. In 2021, but prior to the acquisition of Lyte, our CEO reviewed the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended June 30, 2022
	Phunware	Lyte	Consolidated
Net revenues	$1,628	$3,857	$5,485
Loss before taxes	$(16,708)	$(363)	$(17,071)

	Six Months Ended June 30, 2022
	Phunware	Lyte	Consolidated
Net revenues	$4,120	$8,143	$12,263
Loss before taxes	$(31,067)	$(921)	$(31,988)

	June 30, 2022
	Phunware	Lyte	Consolidated
Goodwill	$25,769	$7,373	$33,142
Total assets	$57,057	$4,179	$61,236

	December 31, 2021
	Phunware	Lyte	Consolidated
Goodwill	$25,887	$7,373	$33,260
Total assets	$94,621	$4,673	$99,294
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of June 30, 2022 and December 31, 2021, all of our identifiable long-lived assets were in the United States.
12. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement with the same investor of our 2021 Promissory Note. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest will accrue on the 2022 Promissory Note unless and until the occurrence of an event of default, as defined in the 2022 Promissory Note. Beginning on November 1, 2022 and on the same day of each month thereafter until the 2022 Promissory Note is paid in full, we are required to make a monthly amortization payments in the amount of $1,566 until the maturity date of July 1, 2022, which is subject to adjustment for any payment deferrals we elect. We have the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercise the deferral right for any given month: (i) the outstanding balance will automatically increase by 1.85%; (ii) we will not be obligated to make the monthly payment for such month; and (iii) the maturity date will be extended for one month. We may prepay any or all outstanding balance of the 2022 Promissory Note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments.

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 36% of our backlog as of June 30, 2022 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	June 30, 2022	December 31, 2021
(in thousands)
Backlog	$2,669	$3,316
Deferred revenue	2,574	5,272
Total backlog and deferred revenue	$5,243	$8,588

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted gross profit (1)	$1,569	$638	3,386	1,805
Adjusted gross margin (1)	28.6%	44.4%	27.6%	58.6%
Adjusted EBITDA (2)	$(6,602)	$(2,743)	$(10,848)	$(5,146)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2022	2021	2022	2021
Gross profit	$1,520	$312	$3,291	$1,266
Add back: Amortization of intangibles	—	3	—	7
Add back: Stock-based compensation	49	323	95	532
Adjusted gross profit	$1,569	$638	$3,386	$1,805
Adjusted gross margin	28.6%	44.4%	27.6%	58.6%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(17,071)	$(7,776)	$(31,988)	$(22,083)
Add back: Depreciation and amortization	182	25	368	58
Add back: Interest expense	273	1,845	654	4,064
EBITDA	(16,616)	(5,906)	(30,966)	(17,961)
Add back: Stock-based compensation	706	1,383	1,270	2,438
Add back: Loss on extinguishment of debt	—	2,184	—	7,952
Add back: Impairment of digital assets	12,158	776	21,511	776
(Less) Add back: Fair value adjustment of warrant liability	(2,682)	(1,180)	(2,469)	1,649
Less: Gain on sale of digital asset	(168)	—	(194)	—
Adjusted EBITDA	$(6,602)	$(2,743)	$(10,848)	$(5,146)

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
Platform Revenue and Gross Profit
Our platform revenue consists of software subscriptions, application development services and support and application transactions, which are comprised of in-app advertising and PhunToken sales.
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
We generate application transaction revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions and cost per click. During 2021, we announced the commencement of PhunToken sales. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. We recognize revenue related to PhunToken at time of delivery to a customer's ethereum-based wallet.
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

Results of Operations
Net Revenues

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Net Revenues
Platform revenue	$1,628	$1,436	$192	13.4%
Hardware revenue	3,857	—	3,857	100.0%
Net revenues	$5,485	$1,436	$4,049	282.0%
Platform revenue as percentage of total revenue	29.7%	100.0%
Hardware revenue as percentage of total revenue	70.3%	—%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Net Revenues
Platform revenue	$4,120	$3,082	$1,038	33.7%
Hardware revenue	8,143	—	8,143	100.0%
Net revenues	$12,263	$3,082	$9,181	297.9%
Platform revenue as percentage of total revenue	33.6%	100.0%
Hardware revenue as percentage of total revenue	66.4%	—%
Net revenues increased $4.0 million, or 282.0%, for the three months ended June 30, 2022 compared to the corresponding period in 2021.
Platform revenue increased $0.2 million, or 13.4%, for the three months ended June 30, 2022, compared to the corresponding period in 2021, primarily due to PhunToken sales of $0.6 million, as we commenced the sale of PhunToken in the second quarter of 2021. These increases were partially offset by lower platform revenues for development, licensing and support services provided to a customer in 2021, as compared to 2022. This customer is identified as "Customer F" in Note 4, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Hardware revenue of $3.9 million for the three months ended June 30, 2022, was a result of the acquisition of Lyte, in October 2021.
Net revenues increased $9.2 million, or 297.9%, for the six months ended June 30, 2022 compared to the corresponding period in 2021.
Platform revenue increased $1.0 million, or 33.7%, for the six months ended June 30, 2022, compared to the corresponding period in 2021, primarily due to PhunToken sales of $1.5 million, as we commenced the sale of PhunToken in the second quarter of 2021 and $0.5 million from an increase in advertising campaigns. These increases were partially offset by greater platform revenues for development, licensing and support services provided to two customers in 2021, as compared to 2022. These customers are identified as "Customer E" and "Customer F" in Note 4, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Hardware revenue of $8.1 million for the six months ended June 30, 2022, was a result of the acquisition of Lyte, in October 2021.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Cost of Revenues
Platform revenue	$572	$1,124	$(552)	(49.1)%
Hardware revenue	3,393	—	3,393	100.0%
Total cost of revenues	$3,965	$1,124	$2,841	252.8%

Gross Profit
Platform revenue	$1,056	$312	$744	238.5%
Hardware revenue	464	—	464	100.0%
Total gross profit	$1,520	$312	$1,208	387.2%

Gross Margin
Platform revenue	64.9%	21.7%
Hardware revenue	12.0%	—%
Total gross margin	27.7%	21.7%

	Six Months Ended June 30,			Change
(in thousands, except percentages)	2022		2021	Amount	%
Cost of Revenues
Platform revenue	$1,639		$1,816	$(177)	(9.7)%
Hardware revenue	7,333		—	7,333	100.0%
Total cost of revenues	$8,972		$1,816	$7,156	394.1%

Gross Profit
Platform revenue	$2,481		$1,266	$1,215	96.0%
Hardware revenue	810		—	810	100.0%
Total gross profit	$3,291		$1,266	$2,025	160.0%

Gross Margin
Platform revenue	60.2%		41.1%
Hardware revenue	9.9%		—%
Total gross margin	26.8%	%	41.1%
Total gross profit increased $1.2 million, or 387.2% and $2.0 million, or 160.0%, for the three and six months ended June 30, 2022, when compared to the corresponding period of 2021, due to the revenue items described above.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Operating expenses
Sales and marketing	$1,928	$639	$1,289	201.7%
General and administrative	5,251	3,021	2,230	73.8%
Research and development	1,876	846	1,030	121.7%
Total operating expenses	$9,055	$4,506	$4,549	101.0%

	Six Months Ended June 30,			Change
(in thousands, except percentages)	2022		2021	Amount	%
Operating expenses
Sales and marketing	$3,413	0	$1,195	$2,218	185.6%
General and administrative	9,556		5,779	3,777	65.4%
Research and development	2,879		1,898	981	51.7%
Total operating expenses	$15,848		$8,872	$6,976	78.6%
Sales and Marketing
Sales and marketing expense increased $1.3 million, or 201.7% for the three months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $1 million of marketing related expenditures mostly related to Lyte and PhunToken. Other increases of $0.3 million of employee compensation costs due to higher headcount.
Sales and marketing expense increased $2.2 million, or 185.6% for the six months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $1.8 million of marketing related expenditures mostly related to Lyte and PhunToken. Other increases of $0.6 million of employee compensation costs due to higher headcount. These increases were offset by the decrease in stock-based compensation of $0.2 million.
General and Administrative
General and administrative expense increased $2.2 million, or 73.8% for the three months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $0.9 million in payroll costs mainly related to employee retention credit received during 2021, $0.7 million in legal fees, $0.2 million related to amortization of trade name related to Lyte acquisition and $0.5 million in other general and administrative expenses. This increase was minimally offset by in decrease in stock-based compensation.
General and administrative expense increased $3.8 million, or 65.4% for the six months ended June 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $1.5 million in payroll costs mainly related to employee retention credit received during 2021, $1.1 million in legal fees, $0.3 million related to amortization of trade name related to Lyte acquisition, $0.3 million in bad debt recoveries that occurred in 2021 and $0.6 million in other general and administrative expenses. This increase was minimally offset by in decrease in stock-based compensation.
Research and Development
Research and development expense increased $1.0 million, or 121.7% and $1.0 million, or 51.7%, for the three and six months ended June 30, 2022, compared to the corresponding period of 2021, respectively, primarily for increased headcount dedicated to research and development projects. This increase was minimally offset by in decrease in stock-based compensation.

Other expense

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Other income (expense)
Interest expense	$(273)	$(1,845)	$1,572	(85.2)%
Loss on extinguishment of debt	—	(2,184)	2,184	(100.0)%
Impairment of digital assets	(12,158)	(776)	(11,382)	1,466.8%
Fair value adjustment of warrant liability	2,682	1,180	1,502	127.3%
Other income (expense)	213	43	170	395.3%
Total other expense	$(9,536)	$(3,582)	$(5,954)	166.2%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Other income (expense)
Interest expense	$(654)	$(4,064)	$3,410	(83.9)%
Loss on extinguishment of debt	—	(7,952)	7,952	(100.0)%
Impairment of digital assets	(21,511)	(776)	(20,735)	2,672.0%
Fair value adjustment of warrant liability	2,469	(1,649)	4,118	(249.7)%
Other income (expense)	265	(36)	301	(836.1)%
Total other expense	$(19,431)	$(14,477)	$(4,954)	34.2%

Other expense increased $6.0 million and $5.0 million for the three and six months ended June 30, 2022, compared to the corresponding period of 2021, respectfully, primarily due to an impairment of our digital asset holdings. These losses were offset due to losses on extinguishment of debt related to payments on our 2020 Convertible Notes in 2021, fair value adjustment of our outstanding warrant issued to the holder of our 2020 Convertible Notes and a decrease in interest expense, as we had paid off multiple debt obligations in 2021.

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

Liquidity and Capital Resources
As of June 30, 2022, we held total cash of $2.7 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
We may, if needed, sell our digital asset holdings for cash to fund our ongoing operations. As of June 30, 2022, we held 653 bitcoins and 780 ethereum, of which consist of the majority of the digital assets recorded on our balance sheet. The digital asset market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the digital asset market, we may not be able to sell our digital asset holdings at reasonable prices, or at all. As a result, our digital assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). Pursuant to terms of the stock purchase agreement, future cash payments of up to $1.25 million on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement. We currently believe Lyte will achieve the annual revenue milestone and we will owe the full amount of the contingent consideration on the first annual anniversary of closing.
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
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $12.8 million in a private placement with the same investor of the note described above. After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest will accrue on the promissory note unless and until the occurrence of an event of default (as defined in the promissory note). Beginning on November 1, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $1.6 million until the maturity date of July 1, 2022, which is subject to adjustment for any payment deferrals we elect. We may prepay any or all outstanding balance of the promisory note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments.
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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(14,989)	$(14,371)	$(618)	4.3%
Net cash used in investing activities	$(2,206)	$(1,497)	$(709)	47.4%
Net cash (used) provided by financing activities	$(3,116)	$14,626	$(17,742)	(121.3)%
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
We utilized $15.0 million of cash from operating activities during the six months ended June 30, 2022, primarily resulting from a net loss of $32.0 million. The net loss included non-cash charges of $20.9 million, primarily consisting of impairment of digital assets, fair value adjustment of our outstanding warrant and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $0.5 million from an increase in accounts payable and accrued expenses, as well as $(4.4) million from other working capital changes, primarily an increase in inventory purchases and decrease in deferred revenue.
We utilized $14.4 million of cash from operating activities during the six months ended June 30, 2021, primarily resulting from a net loss of $20.7 million. The net loss included non-cash charges of $15.7 million, primarily consisting of the loss on the extinguishment and amortization of debt issuance costs related to our 2020 Convertible Notes, fair value adjustment of our outstanding warrant and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(6.1) million from a decrease in accounts payable, accrued expenses and an installment payment to Uber related to the settlement of our lawsuit, as well as $(1.9) million from other working capital changes, primarily a decrease in deferred revenue.

Investing Activities
Investing activities for the six months ended June 30, 2022 and 2021, consisted of the purchase of digital assets and payments for acquisition of Lyte Technology, Inc.

Financing Activities
Our financing activities during the six months ended June 30, 2022 primarily consisted of payments on debt. We had payments on debt of $3.1 million, of which all were payments on the 2021 Promissory Note. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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

Off-Balance Sheet Arrangements
Through June 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
In response to this material weakness, we implemented a remediation plan previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The remediation actions we implemented included a control to create and review on a quarterly basis a summary schedule of material terms of all outstanding debt and equity instruments and a control to review all existing financing agreements in conjunction with any new financing arrangements. We have tested the related internal controls and have concluded, through testing, that the newly implemented controls are operating effectively, and the material weakness previously identified has been remediated as of June 30, 2022.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity, making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.

We are currently operating in a period of significant macro-economic uncertainty, including supply-chain disruptions, COVID-related lockdowns and inflationary pressures. Weakened economic conditions may have an adverse impact on our business and results of operations.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for our products and services. Inflationary pressures and supply chain disruptions could impact the price at which we acquire components required in the assembly of Lyte by Phunware computer systems. Our principal operating expense is compensation related costs. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the effects of inflation on consumers budgets could result in the reduction of our customers’ spending plans. These and other economic factors could materially adversely affect our business, results of operations and financial condition.
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
10.1
At Market Issuance Sales Agreement, by and between Phunware, Inc. and HC Wainwright & Co., LLC (Incorporated by reference to Exhibit 1.2 of the Registrants Form S-3 (File No. 333-262461) filed with the SEC on February 1, 2022).

10.2
Lease Agreement, dated March 15, 2022, between Phunware, Inc. and Jonsson ATX Warehouse, LLC (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862) filed with the SEC on March 18, 2022).

10.3
Lease Agreement, dated June 3, 2022, between Phunware, Inc. and ATX Acquisitions, LLC (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862) filed with the SEC on June 10, 2020).

10.4
Note Purchase Agreement, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

10.5
Promissory Note, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

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

August 15, 2022	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)