Form 10-Q
period 2022-09-30
Phunware, Inc.
filed 2022-11-10
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2022, 102,628,317 shares of common stock, par value $0.0001 per share, were issued and outstanding.

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	6
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION	37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

	Signatures	40

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$8,538	$23,137
Accounts receivable, net of allowance for doubtful accounts of $0 and $10 at September 30, 2022 and December 31, 2021, respectively	1,714	967
Inventory, net	3,236	2,636
Digital assets, net	12,617	32,581
Prepaid expenses and other current assets	809	686
Total current assets	26,914	60,007
Property and equipment, net	207	—
Goodwill	33,058	33,260
Intangible assets, net	2,691	3,213
Deferred tax asset	1,278	1,278
Right-of-use asset	3,929	1,260
Other assets	402	276
Total assets	$68,479	$99,294
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,514	$6,589
Accrued expenses	5,599	9,621
Lease liability	949	399
Deferred revenue	1,650	3,973
PhunCoin deposits	1,203	1,202
Current maturities of long-term debt, net	12,691	4,904
Warrant liability	338	3,605
Total current liabilities	29,944	30,293
Deferred tax liability	1,278	1,278
Deferred revenue	1,158	1,299
Lease liability	3,316	1,147
Total liabilities	35,696	34,017
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at September 30, 2022 and December 31, 2021; 101,321,268 and 96,751,610 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	10
Additional paid-in capital	272,657	264,944
Accumulated other comprehensive loss	(553)	(352)
Accumulated deficit	(239,331)	(199,325)
Total stockholders’ equity	32,783	65,277
Total liabilities and stockholders’ equity	$68,479	$99,294
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$4,758	$2,160	$17,021	$5,242
Cost of revenues	3,963	1,026	12,935	2,842
Gross profit	795	1,134	4,086	2,400

Operating expenses:
Sales and marketing	1,819	715	5,232	1,910
General and administrative	5,189	3,296	14,745	9,075
Research and development	1,665	1,160	4,544	3,058
Total operating expenses	8,673	5,171	24,521	14,043
Operating loss	(7,878)	(4,037)	(20,435)	(11,643)

Other income (expense):
Interest (expense) income	(991)	7	(1,645)	(4,057)
Loss on extinguishment of debt	—	—	—	(7,952)
Impairment of digital assets	—	—	(21,511)	(776)
Fair value adjustment of warrant liability	797	1,501	3,267	(148)
Gain on forgiveness of PPP loan	—	2,850	—	2,850
Other income, net	54	51	318	15
Total other (expense) income	(140)	4,409	(19,571)	(10,068)
(Loss) income before taxes	(8,018)	372	(40,006)	(21,711)
Income tax expense	—	—	—	—
Net (loss) income	(8,018)	372	(40,006)	(21,711)
Other comprehensive (loss) income:
Cumulative translation adjustment	(84)	(33)	(201)	(18)
Comprehensive (loss) income	$(8,102)	$339	$(40,207)	$(21,729)

Net (loss) income per share, basic	$(0.08)	$0.01	$(0.41)	$(0.31)
Net (loss) income per common share, diluted	$(0.08)	$—	$(0.41)	$(0.31)

Weighted-average common shares used to compute net (loss) income per share, basic	98,822	74,347	97,803	70,185
Weighted-average common shares used to compute net (loss) income per share, diluted	98,822	74,699	97,803	70,185
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693
Release of restricted stock	527	—	—	—	—	—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	464	—	689	—	—	689
Sales of common stock, net of issuance costs	2,193	—	3,654	—	—	3,654
Stock-based compensation expense	—	—	849	—	—	849
Cumulative translation adjustment	—	—	—	—	(84)	(84)
Net loss	—	—	—	(8,018)	—	(8,018)
Balance - September 30, 2022	101,321	$10	$272,657	$(239,331)	$(553)	$32,783

Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	1,409	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	848	—	1,814	—	—	1,814
Sales of common stock, net of issuance costs	2,193	—	3,654			3,654
Stock-based compensation expense	—	—	2,113	—	—	2,113
Cumulative translation adjustment	—	—	—	—	(201)	(201)
Net loss	—	—	—	(40,006)	—	(40,006)
Balance - September 30, 2022	101,321	$10	$272,657	$(239,331)	$(553)	$32,783

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance - June 30, 2021	72,736	$7	$177,254	$(167,886)	$(323)	$9,052
Exercise of stock options, net of vesting of restricted shares	2	—	1	—	—	1
Release of restricted stock	772	—	—	—	—	—
Sales of common stock, net of issuance cost	2,039	1	2,170	—	—	2,171
Stock-based compensation expense	—	—	1,462	—	—	1,462
Cumulative translation adjustment	—	—	—	—	(33)	(33)
Net income	—	—	—	372	—	372
Balance - September 30, 2021	75,549	$8	$180,887	$(167,514)	$(356)	$13,025

Balance - December 31, 2020	56,371	$6	$144,156	$(145,803)	$(338)	$(1,979)
Exercise of stock options, net of vesting of restricted shares	133	—	71	—	—	71
Release of restricted stock	1,784	—	—	—	—	—
Issuance of common stock for payment of board of director fees	99	—	66	—	—	66
Sales of common stock, net of issuance costs	17,162	2	32,706	—	—	32,708
Stock-based compensation expense	—	—	3,888	—	—	3,888
Cumulative translation adjustment	—	—	—	—	(18)	(18)
Net loss	—	—	—	(21,711)	—	(21,711)
Balance - September 30, 2021	75,549	$8	$180,887	$(167,514)	$(356)	$13,025
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(40,006)	$(21,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	690	2,770
(Gain) loss on change in fair value of warrant liability	(3,267)	148
Loss on extinguishment of debt	—	7,952
Impairment of digital assets	21,511	776
Gain on forgiveness of PPP loan	—	(2,850)
Stock-based compensation	2,169	3,933
Other adjustments	990	297
Changes in operating assets and liabilities:
Accounts receivable	(723)	(272)
Inventory	(731)	—
Prepaid expenses and other assets	(254)	(345)
Accounts payable	925	(1,236)
Accrued legal settlement	—	(3,000)
Lease liability payments	(594)	(662)
Accrued expenses	(1,118)	(2,891)
Deferred revenue	(2,464)	(1,998)
Net cash used in operating activities	(22,872)	(19,089)
Investing activities
Acquisition payment	(1,125)	—
Purchase of digital assets	(923)	(1,497)
Capital expenditures	(238)	—
Net cash used in investing activities	(2,286)	(1,497)
Financing activities
Proceeds from borrowings, net of issuance costs	11,795	9,980
Payments on borrowings	(4,698)	(25,116)
Proceeds from exercise of options to purchase common stock	16	73
Proceeds from sales of common stock, net of issuance costs	3,655	32,610
Net cash provided by financing activities	10,768	17,547
Effect of exchange rate on cash and restricted cash	(209)	(19)
Net decrease in cash and restricted cash	(14,599)	(3,058)
Cash and restricted cash at the beginning of the period	23,137	4,031
Cash and restricted cash at the end of the period	$8,538	$973

Supplemental disclosure of cash flow information:
Interest paid	$613	$1,315
Income taxes paid	$—	$—
Supplemental disclosures of non-cash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$3,053	$—
Non-cash exchange of digital assets	$911	$—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$1,814	$—
Proceeds not received related to sales of common stock	$—	$97
Issuance of common stock for payment of board of director fees	$—	$66
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
The balance sheet at December 31, 2021 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2021, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of September 30, 2022 and the results of operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.
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
We have a history of losses in each fiscal year since our inception. Total backlog and cash-on-hand for the period then ended did not meet our expectations, as a result of uncertainty of the broader marketplace. For the nine months ended September 30, 2022, we incurred a net loss of $40,006 and used $22,872 in cash for operations.
In July 2022, the Company raised additional cash proceeds in the amount of $11,795 through the issuance of a note, as detailed in Note 6, Debt. In accordance with the note, we can defer one monthly payment in the amount $1,566 up to twelve times. Furthermore, as more fully described in Note 9, Stockholders Equity, in January 2022, we entered into a sales agreement, pursuant to which we may offer and sell shares of our common stock, for aggregate gross proceeds of up to $100,000. We currently anticipate selling common stock through our at-the-market offering, if needed. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022. We may also sell additional securities, including common stock, preferred stock, warrants and units through private placement transactions or public offerings. We believe the foregoing plans mitigate the Company’s going concern considerations.
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
There is currently no clearing house for our digital assets, including our bitcoin, ethereum or other digital asset holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely our financial condition. The aggregate cost basis of our digital asset holdings was $42,280 and $41,964 at September 30, 2022 and December 31, 2021, respectively.
Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value.
The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30, 2022	December 31, 2021
Customer A	24%	—%
Customer B	15%	—%
Customer C	5%	18%
Customer D	—%	20%
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
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other expense in our consolidated statements of operations and comprehensive (loss) income. Impairment loss was $21,511 and $776 for the nine months ended September 30, 2022 and 2021, respectively.
The following table sets forth our digital asset holdings as of September 30, 2022:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$37,882	$(26,295)	$11,587
Ether	3,175	(2,471)	704
Other	1,223	(897)	326
Total	$42,280	$(29,663)	$12,617

The following table sets forth our digital asset holdings as of December 31, 2021:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$36,963	$(8,554)	$28,409
Ethereum	4,714	(670)	4,044
Other	287	(159)	128
Total	$41,964	$(9,383)	$32,581
Accumulated digital asset impairment noted above represents impairment on the remaining cost lots as of the respective dates. Changes in our digital asset holdings for the nine months ended September 30, 2022 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance at December 31, 2021	$28,409	$4,044	$128	$32,581
Received from customers, net of expenses	28	376	25	429
Purchases of digital assets	923	—	—	923
Exchanges of digital assets	—	(911)	911	—
Other	26	169	—	195
Impairment expense	(17,799)	(2,974)	(738)	(21,511)
Net balance at September 30, 2022	$11,587	$704	$326	$12,617
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible notes	—	19,324	—	19,324
Warrants	5,636,801	7,676,112	5,636,801	7,676,112
Options	984,729	207,257	984,729	1,117,697
Restricted stock units	3,353,776	3,807,154	3,353,776	3,807,154
Restricted shares	—	574	—	574
Total	9,975,306	11,710,421	9,975,306	12,620,861
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our financial instruments measured at fair value as of September 30, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$12,617	$—	$—	$12,617
Total	$12,617	$—	$—	$12,617

Liabilities:
Warrant liability	$—	$338	$—	$338
Total	$—	$338	$—	$338

    Our financial instruments measured at fair value as of December 31, 2021 are set forth below:

	Level 1	Level 2	Level 3	Total
Assets:
Digital assets	$32,581	$—	$—	$32,581
Total	$32,581	$—	$—	$32,581

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$3,605	$—	$3,605
Total	$—	$3,605	$—	$3,605
The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	September 30, 2022	December 31, 2021
Strike price per share	$2.25	$2.25
Closing price per share	$1.18	$2.63
Term (years)	0.78	1.53
Volatility	99%	186%
Risk-free rate	4.15%	0.56%
Dividend Yield	—	—
The carrying value of accounts receivable, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments. All debt is based on current rates at which the Company could borrow funds with similar remaining maturities and approximates fair value.

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
3. Business Combination
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). This acquisition was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged was recorded at estimated fair values on the date of acquisition. The fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed were based on management’s estimates and assumptions at the time of acquisition. Fair values are subject to refinement for up to one year after the closing date as additional information regarding the closing date fair values becomes available. The fair values of the aggregate assets and liabilities acquired are disclosed in in Note 3, Business Combination, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022. As of September 30, 2022, we have not booked any adjustments to the initial fair values booked at acquisition date.
Pursuant to terms of the stock purchase agreement, the acquisition and earn-out payments consist of the following: (i) $1,125, as adjusted for working capital items, on June 30, 2022, (ii) the issuance of shares of our common stock with an aggregate value of $2,250, in two equal installments valued at up to $1,125, determined on the last business day of each of the quarters ending March 31, 2022 and September 30, 2022 and (iii) up to $1,250 in cash and issuance of shares of our common stock valued at up to $1,250 on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones as provided in the purchase agreement in the year following closing. The revenue milestones were achieved, and accordingly, we made the earn out payment in October 2022. There is $2,449 and $5,531 recorded in accrued expenses in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, related to fair value of future acquisition payments and earn out payable due to the seller.
The following table summarizes the unaudited pro forma condensed consolidated financial information of Phunware for the three and nine months ended September 30, 2021, as if the acquisition of Lyte had occurred on January 1, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
(in thousands)
Net revenues	$5,421	$12,774
Net income (loss)	$338	$(23,108)

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
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Platform revenue	$1,259	$2,160	$5,379	$5,242
Hardware revenue	3,499	—	11,642	—
Net revenues	$4,758	$2,160	$17,021	$5,242
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 99% and 97% of our net revenues from within the United States for the three and nine months ended September 30, 2022, respectively. We derived 99% of our net revenues from within the United States for the three and nine months ended September 30, 2021.
The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Customer B	1%	35%	1%	15%
Customer E	—%	8%	—%	14%

Deferred Revenue
Our deferred revenue balance consisted of the following:

	September 30, 2022	December 31, 2021
Current deferred revenue
Platform revenue	$1,516	$1,824
Hardware revenue	134	2,149
Total current deferred revenue	$1,650	$3,973

Non-current deferred revenue
Platform revenue	$1,158	$1,299
Total non-current deferred revenue	$1,158	$1,299
Total deferred revenue	$2,808	$5,272
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2022, we recognized revenue of $3,624 that was included in our deferred revenue balance as of December 31, 2021.

Remaining Performance Obligations
Remaining performance obligations were $5,598 as of September 30, 2022, of which we expect to recognize approximately 39% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In May 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our MaaS platform. During the nine months ended September 30, 2022, we sold 187.0 million PhunToken for an aggregate of $1,535, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
In March 2022, certain members of our senior management team purchased 827.5 million PhunToken pursuant to Restricted Token Purchase Agreements, at an aggregate purchase price of approximately $7. The PhunToken will be transferred to employees over a time-based delivery schedule ranging from one to four years. The Company will have the right to repurchase any PhunToken not delivered to the employee as a result of voluntary termination or termination for cause. In October 2022, our Board of Directors terminated the PhunToken Restricted Purchase Agreements, with no further PhunToken to be delivered to the employees after April 1, 2022.
As of September 30, 2022 and December 31, 2021, issued PhunToken were 461.4 million and 131.7 million, respectively. Total supply of PhunToken is capped at 10 billion.

5. Inventory
Our inventory balance on the dates presented consisted of the following:

	September 30, 2022	December 31, 2021
Raw materials	$3,168	$2,075
Work-in-process	—	207
Finished goods	169	138
Other	30	216
Inventory reserve	(131)	—
Total inventory	$3,236	$2,636

6. Debt
2022 Promissory Note
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement with the same investor of our 2021 Promissory Note, discussed further below. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest will accrue on the 2022 Promissory Note unless and until the occurrence of an event of default, as defined in the 2022 Promissory Note. Beginning on November 1, 2022 and on the same day of each month thereafter until the 2022 Promissory Note is paid in full, we are required to make a monthly amortization payments in the amount of $1,566 until the maturity date of July 1, 2023, which is subject to adjustment for any payment deferrals we elect. We have the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercise the deferral right for any given month: (i) the outstanding balance will automatically increase by 1.85%; (ii) we will not be obligated to make the monthly payment for such month; and (iii) the maturity date will be extended for one month. We may prepay any or all outstanding balance of the 2022 Promissory Note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments.
The 2022 Promissory Note had a principal balance of $12,809 and debt discount of $634 at September 30, 2022.
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
The 2021 Promissory Note had a principal balance of $522 and $5,220 and debt discount of $6 and $316 at September 30, 2022 and December 31, 2021, respectively. In October 2022, we paid the final payment amount of $574 on the 2021 Promissory Note.
Interest Expense
The following table sets forth interest expense (income) for our various debt obligations included on the condensed consolidated statements of operations and comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2022 Promissory Note	$463	$—	$463	$—
2021 Promissory Note	49	—	349	—
2020 Convertible Notes	—	—	—	1,111
Accretion of debt discount - issuance costs	432	—	690	1,741
Accretion of debt discount - warrants	—	—	—	1,029
All other debt and financing obligations	47	(7)	143	176
Total	$991	$(7)	$1,645	$4,057

Other Debt Obligations
Other than the 2021 and 2022 Promissory Notes referenced above, there have been no material changes to the terms and conditions of our other debt obligations, including the payments in full thereof, since the filing of our Annual Report on Form 10-K. See Note 9, Debt, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
7. Leases
On March 15, 2022, we entered into a lease agreement, in which we lease approximately 21,830 square feet in Round Rock, Texas, which we intend to use as manufacturing and warehouse space for our Lyte computer division. The term of the lease is five years and commenced in July 2022. The lease provides for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we are responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $7 per month, which is also subject to adjustment to actual costs and expenses according to provisions of the lease. During the third quarter of 2022, we recorded a right-of-use asset and corresponding lease liability of $1,545.
On June 3, 2022, we entered into a lease agreement pursuant to which we lease approximately 7,458 square feet in Austin, Texas, which we intend to use as professional office space for our corporate headquarters. The term of the lease commenced on June 10, 2022 and has a term of sixty-four (64) months. The lease provides for rent abatement until September 30, 2022. Beginning on October 1, 2022, initial base rent payments are approximately $28 per month, subject to escalations contained therein. In addition, we will be responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $9 per month, plus electrical and janitorial services, which are to be contracted and paid separately by us. As a result of entering into this lease agreement, we recorded a right-of-use asset and corresponding lease liability of $1,508 on the commencement date noted above.
Further information regarding our other office leases and accounting thereof are located in Note 2, Summary of Significant Accounting Policies, and Note 10, Leases, in our Annual Report on Form 10-K filed with the SEC on April 7, 2022.
The weighted-average remaining lease term for our operating leases as of September 30, 2022 was 4.21 years. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive (loss) income. Lease expense for the three and nine months ended September 30, 2022 was $338 and $778, respectively. Lease expense for the three and nine months ended September 30, 2021 was $208 and $629, respectively.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2022 (Remainder)	$310
2023	$1,296
2024	$1,305
2025	$929
2026	$744
Thereafter	$509
$5,093
Less: Portion representing interest	$(828)
$4,265

8. Commitments and Contingencies
Litigation

There have been no material changes to the disclosure related to our litigation matters since the filing of our Annual Report on Form 10-K, except as set forth below. See Note 11, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on April 7, 2022 for further information.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. All briefing on the motion to dismiss and motion for partial summary judgement is complete. The Court of Chancery has not yet set a date for a hearing on the motions. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

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
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of September 30, 2022 was 1,000,000,000 shares, with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 101,321,268 and 96,751,610 shares of our common stock outstanding.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. As of September 30, 2022, 2,193,460 shares of our common stock have been sold for aggregate cash proceeds of $3,817, net of transaction costs of $86. We also incurred additional transaction costs paid outside of closing of $163. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022.
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
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	September 30, 2022		December 31, 2021
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrant	$2.25	1,780,000	$2.25	1,780,000
Common stock warrant (Series D-1)	$2.25	35,555	$2.25	35,555
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		5,636,801		5,636,801
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
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of September 30, 2022, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 897,229. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 2,272,435 and 762,038 shares of common stock reserved for future issuances as of September 30, 2022 and December 31, 2021, respectively.

Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the nine months ended September 30, 2022 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2021	3,576,270	$1.94
Granted	1,292,000	1.58
Released	(1,409,494)	1.76
Forfeited	(105,000)	2.22
Outstanding as of September 30, 2022	3,353,776	$1.86
During the third quarter of 2022, we granted 1,267,000 restricted stock unit awards to team members with an average grant date fair value of $1.57 per share. The awards granted to team members vest over a range of 39 to 49 months with various installment and vesting dates, and are subject to service conditions. We also granted 25,000 restricted stock units to non-employee, each with a grant date fair value of $1.70. The award vest on March 31, 2023 and are subject to service conditions.
Stock Options
A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	50,000	$1.08	1.37	$78
Granted	50,000	1.70
Exercised	—	—
Forfeited	(12,500)	1.08
Outstanding as of September 30, 2022	87,500	$1.43	5.9	$4
Exercisable as of September 30, 2022	68,750	$1.36	4.82	$4
During third quarter of 2022, we granted options to purchase 50,000 shares of our common stock to two non-employee consultants with an exercise price of $1.70 per share. The options vest over five months with half on August 30, 2022, then four equal monthly installments until December 30, 2022.
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three and nine months ended September 30, 2022 was not significant. There were 911,245 and 189,215 shares of common stock available for sale and reserved for issuance as of September 30, 2022 and December 31, 2021, respectively.

2009 Equity Incentive Plan
A summary of our stock option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	925,467	$0.80	5.59	$1,692
Granted	—	—
Exercised	(22,757)	0.68
Forfeited	(5,481)	2.00
Outstanding as of September 30, 2022	897,229	$0.80	4.96	$452
Exercisable as of September 30, 2022	896,155	$0.80	4.96	$452
For the nine months ended September 30, 2022, the aggregate intrinsic value of options exercised was $42 and the total fair value of options vested was $16.
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive (loss) income for all stock-based compensation arrangements is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2022	2021	2022	2021
Cost of revenues	$59	$352	$154	$884
Sales and marketing	35	140	80	371
General and administrative	760	790	1,827	2,124
Research and development	45	213	108	554
Total stock-based compensation	$899	$1,495	$2,169	$3,933
As of September 30, 2022, there was approximately $5,702, $224 and $1 of total unrecognized compensation cost related to the 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.7 years, 1.1 years and 0.8 years for the 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.
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
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended September 30, 2022
	Phunware	Lyte	Consolidated
Net revenues	$1,259	$3,499	$4,758
Loss before taxes	$(6,858)	$(1,160)	$(8,018)

	Nine Months Ended September 30, 2022
	Phunware	Lyte	Consolidated
Net revenues	$5,379	$11,642	$17,021
Loss before taxes	$(37,925)	$(2,081)	$(40,006)

	September 30, 2022
	Phunware	Lyte	Consolidated
Goodwill	$25,685	$7,373	$33,058
Total assets	$64,660	$3,819	$68,479

	December 31, 2021
	Phunware	Lyte	Consolidated
Goodwill	$25,887	$7,373	$33,260
Total assets	$94,621	$4,673	$99,294
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of September 30, 2022 and December 31, 2021, all of our identifiable long-lived assets were in the United States.
12. Subsequent Events
We have evaluated subsequent events through the date the financial statements were issued.
Through November 10, 2022, we sold an additional 430,000 shares of our common stock pursuant to the terms of our At Market Issuance Sales Agreement with Wainwright. Aggregate net cash proceeds were $643 and transaction costs were $15.

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenues, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 36% of our backlog as of September 30, 2022 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but that have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	September 30, 2022	December 31, 2021
(in thousands)
Backlog	$5,044	$3,316
Deferred revenue	2,808	5,272
Total backlog and deferred revenue	$7,852	$8,588
As of September 30, 2022, there was $2.3 million of backlog subject to cancellation per a contract with a particular customer. As of the date of this Report, we expect the customer will proceed with the full contracted amount.

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Adjusted gross profit (1)	$854	$1,486	4,240	3,291
Adjusted gross margin (1)	17.9%	68.8%	24.9%	62.8%
Adjusted EBITDA (2)	$(6,741)	$(2,474)	$(17,590)	$(7,620)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2022	2021	2022	2021
Gross profit	$795	$1,134	$4,086	$2,400
Add back: Amortization of intangibles	—	—	—	7
Add back: Stock-based compensation	59	352	154	884
Adjusted gross profit	$854	$1,486	$4,240	$3,291

Gross margin	16.7%	52.5%	24.0%	45.8%
Adjusted gross margin	17.9%	68.8%	24.9%	62.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net (loss) income	$(8,018)	$372	$(40,006)	$(21,711)
Add back: Depreciation and amortization	185	17	553	75
Add back (less): Interest expense (income)	991	(7)	1,645	4,057
EBITDA	(6,842)	382	(37,808)	(17,579)
Add back: Stock-based compensation	899	1,495	2,169	3,933
Add back: Loss on extinguishment of debt	—	—	—	7,952
Add back: Impairment of digital assets	—	—	21,511	776
Less: Gain on forgiveness of PPP loan	—	(2,850)	—	(2,850)
(Less) Add back: Fair value adjustment of warrant liability	(797)	(1,501)	(3,267)	148
Less: Gain on sale of digital asset	(1)	—	(195)	—
Adjusted EBITDA	$(6,741)	$(2,474)	$(17,590)	$(7,620)

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

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Net Revenues
Platform revenue	$1,259	$2,160	$(901)	(41.7)%
Hardware revenue	3,499	—	3,499	100.0%
Net revenues	$4,758	$2,160	$2,598	120.3%
Platform revenue as percentage of total revenue	26.5%	100.0%
Hardware revenue as percentage of total revenue	73.5%	—%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Net Revenues
Platform revenue	$5,379	$5,242	$137	2.6%
Hardware revenue	11,642	—	11,642	100.0%
Net revenues	$17,021	$5,242	$11,779	224.7%
Platform revenue as percentage of total revenue	31.6%	100.0%
Hardware revenue as percentage of total revenue	68.4%	—%
Net revenues increased $2.6 million, or 120.3%, for the three months ended September 30, 2022 compared to the corresponding period in 2021.
Platform revenue decreased $0.9 million, or (41.7)%, for the three months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to greater platform revenues for development, licensing and support services provided to two customers in 2021, as compared to 2022. These customers are identified as "Customer B" and "Customer E" in Note 4, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q. These decreases were partially offset by higher advertising revenue of $0.2 million.
Hardware revenue of $3.5 million for the three months ended September 30, 2022, was a result of the acquisition of Lyte in October 2021.
Net revenues increased $11.8 million, or 224.7%, for the nine months ended September 30, 2022 compared to the corresponding period in 2021.
Platform revenue increased $0.1 million, or 2.6%, for the nine months ended September 30, 2022, compared to the corresponding period in 2021, primarily due to $1.7 million from an increase in advertising campaigns and PhunToken sales of $0.6 million. These increases were partially offset by greater platform revenues for development, licensing and support services provided to two customers in 2021, as compared to 2022. These customers are identified as "Customer B" and "Customer E" in Note 4, Revenue, in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this quarterly report on Form 10-Q.
Hardware revenue of $11.6 million for the nine months ended September 30, 2022, was a result of the acquisition of Lyte, in October 2021.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Cost of Revenues
Platform revenue	$674	$1,026	$(352)	(34.3)%
Hardware revenue	3,289	—	3,289	100.0%
Total cost of revenues	$3,963	$1,026	$2,937	286.3%

Gross Profit
Platform revenue	$585	$1,134	$(549)	(48.4)%
Hardware revenue	210	—	210	100.0%
Total gross profit	$795	$1,134	$(339)	(29.9)%

Gross Margin
Platform revenue	46.5%	52.5%
Hardware revenue	6.0%	—%
Total gross margin	16.7%	52.5%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Cost of Revenues
Platform revenue	$2,313	$2,842	$(529)	(18.6)%
Hardware revenue	10,622	—	10,622	100.0%
Total cost of revenues	$12,935	$2,842	$10,093	355.1%

Gross Profit
Platform revenue	$3,066	$2,400	$666	27.8%
Hardware revenue	1,020	—	1,020	100.0%
Total gross profit	$4,086	$2,400	$1,686	70.3%

Gross Margin
Platform revenue	57.0%	45.8%
Hardware revenue	8.8%	—%
Total gross margin	24.0%	45.8%
Total gross profit decreased $0.3 million, or (29.9)%, for the three months ended September 30, 2022, when compared to the corresponding period of 2021, due to the revenue items described above.
Total gross profit increased $1.7 million, or 70.3%, for the nine months ended September 30, 2022, when compared to the corresponding period of 2021, due to the Lyte gross margin of $1.0 million and a decrease of stock compensation expense of $0.7 million.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Operating expenses
Sales and marketing	$1,819	$715	$1,104	154.4%
General and administrative	5,189	3,296	1,893	57.4%
Research and development	1,665	1,160	505	43.5%
Total operating expenses	$8,673	$5,171	$3,502	67.7%

	Nine Months Ended September 30,			Change
(in thousands, except percentages)	2022		2021	Amount	%
Operating expenses
Sales and marketing	$5,232	0	$1,910	$3,322	173.9%
General and administrative	14,745		9,075	5,670	62.5%
Research and development	4,544		3,058	1,486	48.6%
Total operating expenses	$24,521		$14,043	$10,478	74.6%
Sales and Marketing
Sales and marketing expense increased $1.1 million, or 154.4% for the three months ended September 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $0.9 million of marketing related expenditures mostly related to Lyte and PhunToken. Other increases of $0.3 million of employee compensation costs were due to higher headcount.
Sales and marketing expense increased $3.3 million, or 173.9% for the nine months ended September 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $2.6 million of marketing related expenditures mostly related to Lyte and PhunToken. Other increases of $0.9 million of employee compensation costs were due to higher headcount. These increases were offset by the decrease in stock-based compensation of $0.3 million.
General and Administrative
General and administrative expense increased $1.9 million, or 57.4% for the three months ended September 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $0.7 million in legal fees, $0.6 million in payroll and other costs mainly related to the employee retention credit received during 2021, $0.3 million mainly related to expenses for new facilities and $0.2 million related to amortization of trade name related to Lyte acquisition.
General and administrative expense increased $5.7 million, or 62.5% for the nine months ended September 30, 2022 compared to the corresponding period of 2021, primarily due to an increase of $1.8 million in payroll costs mainly related to the employee retention credit received during 2021, $1.7 million in legal fees, $0.6 million of facility and travel and entertainment expenses, $0.5 million related to amortization of trade name related to Lyte acquisition, $0.4 million in bad debt recoveries and accounts payable settlements that occurred in 2021, $0.3 million increase in credit card processing fees and $0.7 million in other general and administrative expenses. This increase was offset by a decrease in stock-based compensation of $0.3 million.
Research and Development
Research and development expense increased $0.5 million, or 43.5% and $1.5 million, or 48.6%, for the three and nine months ended September 30, 2022, compared to the corresponding periods in 2021, respectively, primarily resulting from increased headcount dedicated to research and development projects. This increase was minimally offset by in decrease in stock-based compensation.

Other expense

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Other income (expense)
Interest expense	$(991)	$7	$(998)	(14,257.1)%
Fair value adjustment of warrant liability	797	1,501	(704)	(46.9)%
Gain on forgiveness of PPP loan	—	2,850	(2,850)	(100.0)%
Other income (expense), net	54	51	3	5.9%
Total other expense (income)	$(140)	$4,409	$(4,549)	(103.2)%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Other income (expense)
Interest expense	$(1,645)	$(4,057)	$2,412	(59.5)%
Loss on extinguishment of debt	—	(7,952)	7,952	(100.0)%
Impairment of digital assets	(21,511)	(776)	(20,735)	2,672.0%
Fair value adjustment of warrant liability	3,267	(148)	3,415	(2,307.4)%
Gain on forgiveness of PPP loan	—	2,850	(2,850)	(100.0)%
Other income (expense), net	318	15	303	2,020.0%
Total other expense	$(19,571)	$(10,068)	$(9,503)	94.4%

Other income decreased $4.5 million for the three months ended September 30, 2022, compared to the corresponding period of 2021, mainly as a result of Paycheck Protection Program ("PPP") loan forgiveness in 2021, a smaller gain on the fair value adjustment of our outstanding warrant issued to the holder of our 2020 Convertible Notes and an increase in interest expense, related to our 2021 and 2022 Promissory Notes.

Other expense increased $9.5 million for the nine months ended September 30, 2022, compared to the corresponding period of 2021, primarily due to an impairment of our digital asset holdings and PPP loan forgiveness in 2021. These increases were offset due to losses on extinguishment of debt resulting from payments on our 2020 Convertible Notes in 2021, fair value adjustment of our outstanding warrant issued to the holder of our 2020 Convertible Notes and a decrease in interest expense.

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

Financial Condition, Liquidity and Capital Resources
As of September 30, 2022, we held total cash of $8.5 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
We may, if needed, sell our digital asset holdings for cash to fund our ongoing operations. As of September 30, 2022, we held 653 bitcoins and 790 ethereum, of which consist of the majority of the digital assets recorded on our balance sheet. The digital asset market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the digital asset market, we may not be able to sell our digital asset holdings at reasonable prices, or at all. As a result, our digital assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
On October 18, 2021, we closed the acquisition of Lyte with an adjusted purchase price of approximately $11.0 million (subject to an earn-out provision). Pursuant to terms of the stock purchase agreement, we were obligated to make future cash payments of up to $1.25 million on the first anniversary of closing, as an earn-out payment based upon Lyte achieving certain annual revenue milestones. In October 2022, we paid $1.25 million to the seller of Lyte upon achieving the revenue milestones as provided in the purchase agreement.
In connection with the acquisition of Lyte, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $5.2 million in a private placement that closed on October 18, 2021. After deducting all transaction cost, net cash proceeds to the Company were $4.7 million. No interest will accrue on the 2021 Promissory Note unless and until the occurrence of an event of default (as defined in the promissory note). We may prepay the outstanding balance of the 2021 Promissory Note earlier than it is due with a prepayment premium of 110%. Beginning on January 15, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make monthly amortization payments in the amount of $574 thousand which are considered prepayments subject to the prepayment premium. In October 2022, we paid the final payment on the 2021 Promissory Note.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement in which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. As of September 30, 2022, 2,193,460 shares of our common stock have been sold for aggregate net cash proceeds of $3.8 million.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $12.8 million in a private placement with the same investor of the note described above. After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest will accrue on the 2022 Promissory Note unless and until the occurrence of an event of default (as defined in the promissory note). Beginning on November 1, 2022 and on the same day of each month thereafter until the promissory note is paid in full, we are required to make a monthly amortization payments in the amount of $1.6 million until the maturity date of July 1, 2022, which is subject to adjustment for any payment deferrals we elect. We may prepay any or all outstanding balance of the 2022 Promissory Note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments.
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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2022	2021	Amount	%
Consolidated statement of cash flows
Net cash used in operating activities	$(22,872)	$(19,089)	$(3,783)	19.8%
Net cash used in investing activities	$(2,286)	$(1,497)	$(789)	52.7%
Net cash provided by financing activities	$10,768	$17,547	$(6,779)	(38.6)%
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
We utilized $22.9 million of cash from operating activities during the nine months ended September 30, 2022, primarily as a result of a net loss of $40.0 million. The net loss included non-cash charges of $22.1 million, primarily consisting of impairment of digital assets, ($3.2) million gain on fair value adjustment of our outstanding warrant and $2.2 million of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: a decrease in deferred revenue of ($2.5) million as a result of revenue recognized from existing customer contracts and timing of invoices to customers, ($0.7) million increase in accounts receivable due to the timing of customer invoices and related payments to us, ($0.6) million increase in inventory for computer hardware components as we prepare for the holiday season, ($0.6) million for lease liability payments and $(0.2) million decrease in accounts payable and accrued expenses.
We utilized $19.1 million of cash from operating activities during the nine months ended September 30, 2021, primarily as a result of a net loss of $21.7 million. The net loss included non-cash charges of $13.3 million, primarily consisting of the loss on the extinguishment and amortization of debt issuance costs related to our 2020 Convertible Notes, as well as stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(7.1) million from a decrease in accounts payable, accrued expenses and an installment payment to Uber related to the settlement of our lawsuit, as well as $(3.3) million from other working capital changes, consisting primarily of a decrease in deferred revenue.

Investing Activities
Investing activities for the nine months ended September 30, 2022 consisted of a $1.1 million cash payment made to the seller of Lyte, $0.9 million for the purchase of digital assets and $0.2 million for capital expenditures.
Investing activities for the nine months ended September 30, 2021 consisted of the purchase of digital currencies.

Financing Activities
Our financing activities during the nine months ended September 30, 2022 consisted of proceeds from equity financings and debt borrowings offset by payments on debt. We acquired $10.8 million of cash from financing activities resulting primarily from $11.8 million in proceeds from our 2022 Promissory Note and $3.7 million in proceeds from the sales of our common stock. We had payments on debt of $4.7 million, of which all were payments on the 2021 Promissory Note. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business may be negatively impacted by the recently announced transition of our Chief Executive Officer (CEO). While we will continue to depend on the services and performance of our other senior management and key employees, our performance may be impacted if we do not successfully manage the transition process.
In October 2022, our co-founder and CEO, Alan Knitowski, submitted notice of resignation to the Company effective the expiration of his employment contract on December 26, 2022. Our board of directors has formed a leadership transition committee and has engaged a consulting firm to commence a search for new leadership candidates. The engagement of external consultants will result in additional costs to us. If we are unable to execute a timely and orderly transition and successfully integrate a new executive into our leadership team, revenue, operating results and our financial condition may be adversely impacted.
Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities as well as service and product innovations. These changes, and any future changes, in our operations and management team could be disruptive to our operations.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations that have increased both our compliance costs and the risk of noncompliance, which could have an adverse effect on our stock price.
We are subject to changing rules and regulations promulgated by a number of governmental and self-regulatory organizations, including the SEC, the Nasdaq Stock Market and the FASB. These rules and regulations continue to evolve in scope and complexity, often making compliance more difficult and uncertain. In addition, increasingly regulators, customers, investors, employees and other stakeholders are focusing on environmental, social and governance (ESG) matters and related disclosures. These changing rules, regulations and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.

We are currently operating in a period of significant macro-economic uncertainty, including supply-chain disruptions, COVID-related lockdowns and inflationary pressures. Weakened economic conditions may have an adverse impact on our business and results of operations.
Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for our products and services. Inflationary pressures and supply chain disruptions could impact the price at which we acquire components required in the assembly of Lyte computer systems. Our principal operating expense is compensation related costs. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in decreased demand for our products and services, increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the effects of inflation on consumers budgets could result in the reduction of our customers’ spending plans. These and other economic factors could materially adversely affect our business, results of operations and financial condition.
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
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on November 4, 2022).
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

10.6**
Amendment No. 1 to Employment Agreement by and between Phunware, Inc. and Matt Aune (Incorporated by reference to Exhibit 10.1 of the Registrants Form 8-K (File No.001-37862) filed with the SEC on September 30, 2022).

10.7**
Amendment No. 1 to Employment Agreement by and between Phunware, Inc. and Randall Crowder (Incorporated by reference to Exhibit 10.2 of the Registrants Form 8-K (File No.001-37862) filed with the SEC on September 30, 2022).

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith
**	Indicates a management contract or compensatory plan or arrangement
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

November 10, 2022	Phunware, Inc.

	By:	/s/ Alan S. Knitowski
		Name:	Alan S. Knitowski
		Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matt Aune
	Name:	Matt Aune
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)