Form 10-Q
period 2023-03-31
Phunware, Inc.
filed 2023-05-12
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2023, 104,658,145 shares of common stock, par value $0.0001 per share, were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$694	$1,955
Accounts receivable, net of allowance for doubtful accounts of $198 at March 31, 2023 and December 31, 2022, respectively	1,200	958
Inventory	2,671	2,780
Digital assets	2,530	10,137
Prepaid expenses and other current assets	807	1,033
Total current assets	7,902	16,863
Property and equipment, net	206	221
Goodwill	31,136	31,113
Intangible assets, net	2,357	2,524
Right-of-use asset	3,489	3,712
Other assets	367	402
Total assets	$45,457	$54,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,765	$7,699
Accrued expenses	2,506	2,895
Lease liability	961	954
Deferred revenue	1,512	2,904
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	5,687	9,667
Warrant liability	3	256
Total current liabilities	19,636	25,577
Deferred revenue	1,072	1,274
Lease liability	2,848	3,103
Total liabilities	23,556	29,954
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 104,469,310 shares issued and 104,007,810 shares outstanding as of March 31, 2023 and 103,153,337 shares issued and outstanding as of December 31, 2022, respectively	10	10
Treasury stock at cost; 461,500 and 0 shares at March 31, 2023 and December 31, 2022, respectively	(475)	—
Additional paid-in capital	277,303	275,562
Accumulated other comprehensive loss	(449)	(472)
Accumulated deficit	(254,488)	(250,219)
Total stockholders’ equity	21,901	24,881
Total liabilities and stockholders’ equity	$45,457	$54,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenues	$4,747	$6,778
Cost of revenues	4,386	5,007
Gross profit	361	1,771

Operating expenses:
Sales and marketing	1,128	1,485
General and administrative	4,712	4,305
Research and development	1,772	1,003
Total operating expenses	7,612	6,793
Operating loss	(7,251)	(5,022)

Other income (expense):
Interest expense	(537)	(381)
Impairment of digital assets	(50)	(9,353)
Gain on sale of digital assets	3,214	26
Fair value adjustment of warrant liability	253	(213)
Other income, net	102	26
Total other income (expense)	2,982	(9,895)
Loss before taxes	(4,269)	(14,917)
Income tax expense	—	—
Net loss	(4,269)	(14,917)
Other comprehensive income (loss):
Cumulative translation adjustment	23	(32)
Comprehensive loss	$(4,246)	$(14,949)

Loss per share, basic and diluted	$(0.04)	$(0.15)

Weighted-average common shares used to compute loss per share, basic and diluted	103,169	96,844
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	103,153	$10	—	$—	$275,562	$(250,219)	$(472)	$24,881
Exercise of stock options	95	—	—	—	58	—	—	58
Release of restricted stock	849	—	—	—	—	—	—	—
Issuance of restricted stock for earned bonus	373	—	—	—	347	—	—	347
Stock-based compensation expense	—	—	—	—	1,336	—	—	1,336
Cumulative translation adjustment	—	—	—	—	—	—	23	23
Treasury stock repurchase	—	—	(462)	(475)	—	—	—	(475)
Net loss	—	—	—	—	—	(4,269)	—	(4,269)
Balance - March 31, 2023	104,470	$10	(462)	$(475)	$277,303	$(254,488)	$(449)	$21,901

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	92	—	—	—	—	—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	384	—	1,125	—	—	1,125
Stock-based compensation expense	—	—	521	—	—	521
Cumulative translation adjustment	—	—	—	—	(32)	(32)
Net loss	—	—	—	(14,917)	—	(14,917)
Balance - March 31, 2022	97,251	$10	$266,606	$(214,242)	$(384)	$51,990
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(4,269)	$(14,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	289	155
(Gain) loss on change in fair value of warrant liability	(253)	213
Gain on sale of digital assets	(3,214)	(26)
Impairment of digital assets	50	9,353
Stock-based compensation	1,362	564
Other adjustments	357	(71)
Changes in operating assets and liabilities:
Accounts receivable	(245)	(248)
Inventory	241	(2,063)
Prepaid expenses and other assets	261	(687)
Accounts payable	67	219
Accrued expenses	(89)	(1,489)
Lease liability payments	(345)	(173)
Deferred revenue	(1,594)	(1,001)
Net cash used in operating activities	(7,382)	(10,171)
Investing activities
Proceeds received from sale of digital assets	10,790	—
Purchase of digital assets	—	(489)
Capital expenditures	(6)	(80)
Net cash provided by (used in) investing activities	10,784	(569)
Financing activities
Payments on borrowings	(4,270)	(1,566)
Proceeds from exercise of options to purchase common stock	58	16
Payment for stock repurchase	(475)	—
Net cash used in financing activities	(4,687)	(1,550)
Effect of exchange rate on cash	24	(32)
Net decrease in cash	(1,261)	(12,322)
Cash at the beginning of the period	1,955	23,137
Cash at the end of the period	$694	$10,815

Supplemental disclosure of cash flow information:
Interest paid	$434	$204
Income taxes paid	$—	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$—	$1,125
Issuance of common stock for payment of bonuses previously accrued	$347	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)
(Unaudited)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their anytime, anywhere users worldwide. Our location-based software-as-a-service platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our technology is available in Software Development Kit ("SDK") form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. During 2021, we began to sell PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our platform. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. In October 2021, we acquired Lyte Technology, Inc. ("Lyte"), a provider of high-performance computer systems to individual consumers. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2022 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2023 and the results of operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim period.
Certain reclassifications have been made to to the presentation for the three months ended March 31, 2022. Gain on sale of digital assets for the three months ended March 31, 2022, which was previously included in Other income, net in the condensed consolidated statement of operations and comprehensive loss and Other adjustments in the statement of cash flows has been reclassified to Gain on sale of digital assets in each respective financial statement.
Going Concern
Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern requires management to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s initial evaluation shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.

We have a history of net losses since our inception. For the three months ended March 31, 2023, we incurred a net loss of $4,269, used $7,382 in cash for operations and have a working capital deficiency. The foregoing conditions raise substantial doubt about our ability to meet our financial obligations as they become due.
In performing the next step of our going concern assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt. Our assessment included the preparation of a detailed cash forecast that included projected cash inflows and outflows. We continue to focus on growing our revenues, and accordingly, we expect operating expenditures to exceed future revenue for the foreseeable future. Future plans may include reducing operating expenses, liquidating our digital asset holdings, sales of our common stock under a sales agreement in an at-the-market offering, and issuing additional shares of common stock, preferred stock, warrants or units pursuant to an effective shelf registration statement.
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
2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. We adopted this new standard effective January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates and such differences could be material.

3. Supplemental Information
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
There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely our financial condition. The aggregate cost basis (prior to impairment) of our digital asset holdings was $8,817 and $37,737 at March 31, 2023 and December 31, 2022, respectively.
Collateral is not required for accounts receivable and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	March 31, 2023	December 31, 2022
Customer A	39%	23%
Customer B	14%	—%
Inventory
Our inventory balance on the dates presented consisted of the following:

	March 31, 2023	December 31, 2022
Raw materials	$2,681	$2,968
Work-in-process	82	—
Finished goods	38	50
Other	6	30
Inventory reserve	(136)	(268)
Total inventory	$2,671	$2,780

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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Warrants	6,632,561	5,636,801
Options	867,031	897,229
Restricted stock units	5,480,225	3,480,102
Total	12,979,817	10,014,132
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$3	$—	$3
Total	$—	$3	$—	$3
Our financial instruments measured at fair value on a recurring basis as of December 31, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$256	$—	$256
Total	$—	$256	$—	$256

The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	March 31, 2023	December 31, 2022
Strike price per share	$1.42	$1.42
Closing price per share	$0.71	$0.77
Term (years)	0.28	0.53
Volatility	57%	102%
Risk-free rate	4.97%	4.70%
Dividend Yield	—	—
The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
4. Revenue
Our platform revenue consists of SDK license subscriptions and application development services, as well as application transactions, which are comprised of in-app advertising and sales of our digital asset, PhunToken. Hardware revenue relates to the sale of high-performance personal computers. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, "Summary of Significant Accounting Policies," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended March 31,
	2023	2022
Platform revenue	$1,345	$2,492
Hardware revenue	3,402	4,286
Net revenues	$4,747	$6,778
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 100% and 95% of our net revenues from within the United States for the three months ended March 31, 2023 and 2022, respectively.

Deferred Revenue
Our deferred revenue balance consisted of the following:

	March 31, 2023	December 31, 2022
Current deferred revenue
Platform revenue	$1,405	$1,531
Hardware revenue	107	1,373
Total current deferred revenue	$1,512	$2,904

Non-current deferred revenue
Platform revenue	$1,072	$1,274
Total non-current deferred revenue	$1,072	$1,274
Total deferred revenue	$2,584	$4,178
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2023, we recognized revenue of $2,133 that was included in our deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations were $5,696 as of March 31, 2023, of which we expect to recognize approximately 42% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our platform. We did not sell any PhunToken during three months ended March 31, 2023. During the three months ended March 31, 2022, we sold 115.8 million PhunToken for an aggregate of $973, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
As of March 31, 2023 and December 31, 2022, total issued PhunToken were 377.2 million. Total supply of PhunToken is capped at 10 billion.

5. Digital Assets
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
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest intraday market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The fair value of our digital asset holdings at March 31, 2023 is $4,708.

The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other income (expense) in our condensed consolidated statements of operations and comprehensive loss. Impairment loss was $50 and $9,353 for the three months ended March 31, 2023 and 2022, respectively.
The following table set forth our digital asset holdings as of March 31, 2023:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$6,177	$(4,267)	$1,910
Ether	1,391	(1,060)	$331
Other	1,249	(960)	$289
Total	$8,817	$(6,287)	$2,530
The following table sets forth our digital asset holdings as of December 31, 2022:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$34,994	$(25,534)	$9,460
Ether	1,506	(1,156)	350
Other	1,237	(910)	327
Total	$37,737	$(27,600)	$10,137
Gross carrying amount and accumulated digital asset impairment noted above represent carrying amount and impairment, respectively, on the remaining cost lots as of the respective dates. Changes in our digital asset holdings for three months ended March 31, 2023 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance at December 31, 2022	$9,460	$350	$327	$10,137
Received from customers, net of expenses	—	—	19	19
Exchanges of digital assets	—	7	(7)	—
Disposal proceeds	(10,739)	(51)	—	(10,790)
Gain on sale of digital assets	3,189	25	—	3,214
Impairment expense	—	—	(50)	(50)
Net balance at March 31, 2023	$1,910	$331	$289	$2,530

6. Debt
2022 Promissory Note
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest will accrue on the 2022 Promissory Note unless and until the occurrence of an event of default, as defined in the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, until the original maturity date of July 1, 2023. We have the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercise the deferral right for any given month: (i) the outstanding balance will automatically increase by 1.85%; (ii) we will not be obligated to make the monthly payment for such month; and (iii) the maturity date will be extended for one month. We may prepay any or all outstanding balance of the 2022 Promissory Note earlier than it is due by paying the noteholder 110% of the portion of the outstanding balance we elect to prepay. The prepayment premium also applies to the monthly amortization payments.
On March 15, 2023, we elected to defer monthly payment obligations for April, May, June and July 2023, as permitted by the 2022 Promissory Note. In connection therewith, we also entered into a waiver agreement with the holder waiving the Payment Deferral Conditions, as defined in the 2022 Promissory Note. For agreeing to waive the Payment Deferral Conditions, we agreed to compensate the noteholder an amount equal to 5% of the outstanding balance immediately before entering into the waiver agreement. As a result of our election to defer the four (4) monthly payments, the outstanding balance of the 2022 Promissory Note will be increased by 1.85% on the first day of each month beginning on April 1, 2023 and concluding on July 1, 2023. The waiver fee and the additional principal will be paid in connection with our monthly installment payments once the deferral period concludes. Beginning on August 1, 2023 and on the same day of each month thereafter, we will be required to pay to the noteholder the new monthly amortization payment in the amount of $1,769 until the new maturity date of November 1, 2023. We evaluated the modification in accordance with the guidance as in ASC 470 - Debt, and we concluded that the modification was not an extinguishment of the original debt; therefore, no gain or loss was recognized upon modification. As a result of entering into the waiver agreement, the new effective interest rate of the 2022 Promissory Note is approximately 34.98%.
The 2022 Promissory Note had a principal balance of $6,432 and $9,962 and debt discount of $745 and $295 at March 31, 2023 and December 31, 2022, respectively.
Other Debt Obligations
Other than the 2022 Promissory Note referenced above, there have been no material changes to the terms and conditions of our other debt obligations since the filing of our Annual Report on Form 10-K. See Note 8, "Debt", in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.
Interest Expense
Interest expense amounted to $537 and $381 for three months ended March 31, 2023 and 2022, respectively.

7. Leases
Further information regarding our other office leases and accounting thereof are located in Note 2, "Summary of Significant Accounting Policies," and Note 9, "Leases," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended March 31, 2023 and 2022 was $325 and $204, respectively. The weighted-average remaining lease term for operating leases as of March 31, 2023 was 3.8 years.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2023 (Remainder)	$951
2024	1,305
2025	929
2026	744
2027	508
Thereafter	—
$4,437
Less: Portion representing interest	(628)
$3,809

8. Commitments and Contingencies
Litigation
Except as set forth below, there have been no material changes to the disclosures related to our litigation matters since the filing of our Annual Report on Form 10-K. See Note 10, "Commitments and Contingencies," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for further information.
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. All briefing and oral argument on the motion to dismiss and motion for partial summary judgement is complete. Both parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. The Court did not rule from the bench at the hearing, but instead took the matter under advisement and will rule in due course. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded an expense related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
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

9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of March 31, 2023 was 1,000,000,000 shares, with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 104,007,810 and 103,153,337 shares of our common stock outstanding.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. We have not sold any shares of common stock pursuant to the sales agreement with Wainwright. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022. As of March 31, 2023, $95.4 million of shares of our common stock remains issuable pursuant to the sales agreement with Wainwright.
Stock Repurchase Plan
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5,000. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of the board. The exact means, number and timing of stock repurchases will depend on market conditions, applicable legal requirements and other factors, and will be funded through the liquidation of our bitcoin holdings. During the three months ended March 31, 2023, we repurchased 461,500 shares of our common stock at an aggregate repurchase price of $475.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	March 31, 2023		December 31, 2022
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrant	$1.42	2,811,315	$1.42	2,811,315
Common stock warrants (Series F)	$9.22	377,402	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		6,632,561		6,632,561
Except as set forth below, there have been no material changes to the terms of our outstanding warrants. Additional information about our various warrants outstanding is in included under the subheading, "Warrants", in Note 12, "Stockholders' Equity," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
2020 Convertible Note Warrant
In connection with the issuance of the 2020 Convertible Notes, in 2020, we issued a warrant exercisable for three (3) years for the purchase, initially, of up to an aggregate of 2,160,000 shares of the Company's common stock at an initial exercise price of $4.00 per share. The number of shares and exercise price are each subject to adjustment provided under the warrant. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $2.25 per share, and the number of shares for which the warrant is exercisable increased to 3,840,000 shares. Furthermore, in October 2021, we issued shares to the seller of Lyte as purchase consideration at a price of $1.4246 per share, and as a result, the exercise price of the warrant adjusted accordingly and the number of shares exercisable thereunder increased to 2,811,315. The holder also partially exercised the warrant in 2021.
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

10. Stock-Based Compensation
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended March 31,
Stock-based compensation	2023	2022
Cost of revenues	$253	$46
Sales and marketing	97	18
General and administrative	859	472
Research and development	153	28
Total stock-based compensation	$1,362	$564
As of March 31, 2023, there was approximately $1,176, $4,607, $295 and $0.4 of total unrecognized compensation cost related to the 2022 Inducement Plan, 2018 Plan, the 2018 ESPP and the 2009 Plan, respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.8 years, 1.9 years, 1.7 years and 0.5 years for the 2022 Inducement Plan, 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.
Except as set forth below, there have been no material changes to the terms of our 2018 Equity Incentive Plan (the "2018 Plan"), 2018 Employee Stock Purchase Plan (the "2018 ESPP") and 2009 Equity Incentive Plan (the "2009 Plan") since the filing of our Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for more information on our various equity incentive plans.
2022 Inducement Plan
Our board of directors adopted the Phunware, Inc. 2022 Inducement Plan (the "2022 Inducement Plan") in January 2023. As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2022 Inducement Plan. The plan provides of up to 1,470,588 shares of our common stock under awards granted to newly-hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.
In January 2023, we made an inducement grant to a newly-hired officer of the Company of 1,470,588 restricted stock units under the 2022 Inducement Plan with a grant date fair value of $0.87 per share. One-third, or 490,196, of the restricted stock units will vest on December 28, 2023 and the remainder will vest in equal installments over eight quarterly periods beginning on March 31, 2024 with the final vesting date occurring on December 28, 2025, subject to the employee's continued service on such vesting date. Shares will be delivered electronically to the holder shortly after vest date.
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of March 31, 2023, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 779,531. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 7,267,124 and 4,382,662 shares of common stock reserved for future issuances as of March 31, 2023 and December 31, 2022, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the three months ended March 31, 2023 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,957,995	$1.75
Granted	2,293,704	0.92
Released	(1,221,562)	0.97
Forfeited	(20,500)	2.69
Outstanding as of March 31, 2023	4,009,637	$1.37
During the first quarter of 2023, we granted 1,921,000 restricted stock unit awards to team members with an average grant date fair value of $0.92 per share. The vesting provisions were generally such that one-third of the awards vested immediately with the remaining vesting at various dates through November 2024. We also granted 372,704 restricted stock unit awards to members of our team in lieu of cash bonus earned during 2022 with a grant date fair value of $0.93. These awards vested immediately.
Stock Options
A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	87,500	$1.43	5.6	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2023	87,500	$1.43	5.4	$—
Exercisable as of March 31, 2023	87,500	$1.43	5.4	$—
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the three months ended March 31, 2023 was not significant. There were 1,621,717 and 802,893 shares of common stock available for sale and reserved for issuance as of March 31, 2023 and December 31, 2022, respectively.

2009 Equity Incentive Plan
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	874,279	$0.80	4.2	$130
Granted	—	—
Exercised	(94,748)	0.61
Forfeited	—	—
Outstanding as of March 31, 2023	779,531	$0.83	4.5	$73
Exercisable as of March 31, 2023	779,138	$0.83	4.5	$73
For the three months ended March 31, 2023, the aggregate intrinsic value of options exercised was $16 and the total fair value of options vested was not significant.
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
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Net revenues	$1,345	$3,402	$4,747	$2,492	$4,286	$6,778
Loss before taxes	$(3,712)	$(557)	$(4,269)	$(14,359)	$(558)	$(14,917)

	March 31, 2023			December 31, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Goodwill	$25,788	$5,348	$31,136	$25,765	$5,348	$31,113
Total assets	$33,476	$11,981	$45,457	$42,349	$12,486	$54,835
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of March 31, 2023 and December 31, 2022, all of our identifiable long-lived assets were in the United States.
12. Subsequent Events
On April 13, 2023, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price of the Company’s common stock on the Nasdaq Capital Market had closed below $1.00 per share for the previous 30 consecutive business days. The notice from Nasdaq states that, under Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until October 10, 2023 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. To regain compliance, the bid price of our common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.

If we fail to regain compliance with the Bid Price Requirement prior to the Compliance Date, the Company may be eligible for an additional 180 calendar day compliance period, provided (i) it meets the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on the Nasdaq Capital Market (except for the Bid Price Requirement), and (ii) it provides written notice to Nasdaq of its intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary. In the event the Company does not regain compliance with the Bid Price Requirement prior to the expiration of the initial period, and if it appears to Nasdaq that the Company will not be able to cure the deficiency, or if we are not otherwise eligible, Nasdaq will provide us with written notification that its securities are subject to delisting from the Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel.
Through May 12, 2023, we sold 221,632 shares of our common stock pursuant to the terms of our At Market Issuance Sales Agreement with Wainwright for aggregate net cash proceeds of $129. Transaction costs were not significant.
Through May 12, 2023, vested RSUs covering 428,703 shares of our common stock were released to team members and service providers that related to grants previously awarded to those individuals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this section to “we,” “us,” "our," or “the Company” refer to Phunware, Inc. References to “management” or “management team” refer to our officers and directors.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto presented in “Part I – Item 1. Financial Statements.” As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Report.
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
Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our location-based software-as-a-service platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 45% of our backlog as of March 31, 2023 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	March 31, 2023	December 31, 2022
(in thousands)
Backlog	$3,112	$3,824
Deferred revenue	2,584	4,178
Total backlog and deferred revenue	$5,696	$8,002

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Adjusted gross profit (1)	$614	$1,817
Adjusted gross margin (1)	12.9%	26.8%
Adjusted EBITDA (2)	$(5,599)	$(4,246)
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
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, (iv) amortization, and further adjusted for (v) non-cash impairment, (vi) valuation adjustments and (vii) stock-based compensation expense.

Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Gross profit	$361	$1,771
Add back: Stock-based compensation	253	46
Adjusted gross profit	$614	$1,817
Adjusted gross margin	12.9%	26.8%

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(4,269)	$(14,917)
Add back: Depreciation and amortization	188	186
Add back: Interest expense	537	381
EBITDA	(3,544)	(14,350)
Add Back: Stock-based compensation	1,362	564
Add Back: Impairment of digital currencies	50	9,353
(Less)/Add back: Fair value adjustment for warrant liabilities	(253)	213
Less: Gain on sale of digital assets	(3,214)	(26)
Adjusted EBITDA	$(5,599)	$(4,246)

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
Subscription revenue is derived from software license fees, which are comprised of subscription fees from customers licensing our Software Development Kits (SDKs), that include access to our platform. Subscription revenue from SDK licenses gives the customer the right to access our location-based software platform.
Application development revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees for customer applications, software updates and technical support for application development services for a support term. From time to time, we may also provide professional services by outsourcing employees’ time and materials to customers.
We generate application transaction revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue based on the activity of mobile users viewing these ads. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We sell ads through several offerings: cost per thousand impressions and cost per click. In 2021, we commenced PhunToken sales. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. We recognize revenue related to PhunToken at time of delivery to a customer's ethereum-based wallet.
Platform gross profit is equal to subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of our software platform are expensed in research and development. Furthermore, gross profit related to application transactions is equal to application transaction revenue less cost of revenue associated with application transactions, which is impacted by the cost of advertising traffic we pay to our suppliers, the amount of traffic which we can purchase from those suppliers and ethereum blockchain fees paid to deliver PhunToken.
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
General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, bad debt expenses and other administrative costs such as facilities expenses, professional fees and travel expenses. We incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, our general and administrative expenses may increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
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

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues
Platform revenue	$1,345	$2,492	$(1,147)	(46.0)%
Hardware revenue	3,402	4,286	(884)	(20.6)%
Net revenues	$4,747	$6,778	$(2,031)	(30.0)%
Platform revenue as percentage of total revenue	28.3%	36.8%
Hardware revenue as percentage of total revenue	71.7%	63.2%
Net revenues decreased $2.0 million, or 30.0%, for the three months ended March 31, 2023 compared to the corresponding period in 2022.
Platform revenue decreased $1.1 million, or (46.0)%, for the three months ended March 31, 2023 compared to the corresponding period in 2022, primarily due to PhunToken sales of $1.0 million in 2022. We did not sell any PhunToken during three months ended March 31, 2023.
Hardware revenue decreased by $0.9 million, or (20.6)%, for the three months ended March 31, 2023 compared to the corresponding period in 2022, as a result of lower order backlog as of December 31, 2022, as compared to December 31, 2021.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of Revenues
Platform revenue	$1,271	$1,067	$204	19.1%
Hardware revenue	3,115	3,940	(825)	(20.9)%
Total cost of revenues	$4,386	$5,007	$(621)	(12.4)%

Gross Profit
Platform revenue	74	$1,425	$(1,351)	(94.8)%
Hardware revenue	287	$346	$(59)	(17.1)%
Total gross profit	$361	$1,771	$(1,410)	(79.6)%

Gross Margin
Platform revenue	5.5%	57.2%
Hardware revenue	8.4%	8.1%
Total gross margin	7.6%	26.1%
Total gross profit decreased $1.4 million, or 79.6%, for the three months ended March 31, 2023 compared to the corresponding period of 2022, as a result of the revenue items described above. Further decreases in gross profit are attributable to $0.2 million increase in stock-based compensation expense $0.2 million in less lower gross margin as a result of a lower transactional revenue.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$1,128	$1,485	$(357)	(24.0)%
General and administrative	4,712	4,305	407	9.5%
Research and development	1,772	1,003	769	76.7%
Total operating expenses	$7,612	$6,793	$819	12.1%
Sales and Marketing
Sales and marketing expense decreased $0.4 million, or (24.0)%, for the three months ended March 31, 2023 compared to the corresponding period of 2022, primarily due to an decrease of marketing related expenditures for Lyte.
General and Administrative
General and administrative expense increased $0.4 million, or 9.5%, for the three months ended March 31, 2023 compared to the corresponding period of 2022, due to an increase in stock-based compensation expense.
Research and Development
Research and development expense increased $0.8 million, or 76.7%, for the three months ended March 31, 2023 compared to the corresponding period of 2022, as a result of $0.6 million in increased compensation expenses, $0.1 million in contract labor and $0.1 million in stock-based compensation expenses.

Other expense

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(537)	$(381)
Impairment of digital assets	(50)	(9,353)
Gain on sale of digital assets	3,214	26
Fair value adjustment of warrant liability	253	(213)
Other income	102	26
Total other income (expense)	$2,982	$(9,895)
During the three months ended March 31, 2023, we recorded other income of $3.0 million primarily as a result of realized gains on the sales of our bitcoin holdings.
During the three months ended March 31, 2022, we recorded other expenses of $9.9 million primarily as a result of impairment charges related to our digital asset holding.
Refer to Note 5, "Digital Assets," of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our digital asset holdings.

Liquidity and Capital Resources
As of March 31, 2023, we held total cash of $0.7 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
We may, if needed, sell our digital asset holdings for cash to fund our ongoing operations. As of March 31, 2023, we held 122 bitcoins and 377 ethereum, which consist of the majority of the digital assets recorded on our balance sheet. The digital asset market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the digital asset market, we may not be able to sell our digital asset holdings at reasonable prices, or at all. As a result, our digital assets are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. As of March 31, 2023, 2,623,460 shares of our common stock have been sold for aggregate cash proceeds of $4.6 million.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $12.8 million in a private placement (the "2022 Promissory Note"). After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest will accrue on the 2022 Promissory Note unless and until the occurrence of an event of default (as defined in the 2022 Promissory Note). Beginning on November 1, 2022 and on the same day of each month thereafter until the 2022 Promissory Note is paid in full, we are required to make monthly amortization payments in the amount of $1.6 million until the maturity date of July 1, 2022, which is subject to adjustment for any payment deferrals we elect. We may prepay any or all of the outstanding balance of the 2022 Promissory Note earlier than it is due with a prepayment premium of 110%. The prepayment premium also applies to the monthly amortization payments. On March 15, 2023, we entered into a waiver agreement with the holder of our 2022 Promissory Note, waiving the Payment Deferral Conditions, as defined in the 2022 Promissory Note. For agreeing to waive the Payment Deferral Conditions, we agreed to compensate the noteholder an amount equal to 5% of the outstanding balance immediately before entering into the waiver agreement. In connection therewith, we elected to defer the monthly payments under the 2022 Promissory Note for the months of April, May, June and July 2023. As a result of our election to defer the monthly payments, the outstanding balance of the 2022 Promissory Note will be increased by 1.85% on the first day of each month beginning on April 1, 2023 and concluding on July 1, 2023. The waiver fee and the additional principal will be paid in connection with our monthly installment payments once the deferral period concludes. Beginning on August 1, 2023 and on the same day of each month thereafter, we are required to pay to the noteholder the new monthly amortization payment in the amount of $1,769 until the new maturity date of November 1, 2023.
Our expectation that we will generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations, raise substantial doubt regarding our ability to continue as a going concern. Management believes that our existing cash and liquidation of some, or all, of our digital asset holdings would not be sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q, and substantial doubt exists about our ability to continue as a going concern for a period of at one year following the filing date of this Quarterly Report on Form 10-Q.
Additional plans may include selling shares of our common stock in our "at the market" offering, and as of the date of this Report, shares of our common stock with a maximum aggregate offering price of up to $95.3 million may be sold pursuant to the sales agreement. We may also issue shares of our common stock, preferred stock, warrants and units in other offerings pursuant to our effective registration statement.
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
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2023	2022
Consolidated statement of cash flows
Net cash used in operating activities	$(7,382)	$(10,171)
Net cash provided by (used in) investing activities	$10,784	$(569)
Net cash used in financing activities	$(4,687)	$(1,550)
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
We utilized $7.4 million of cash from operating activities during the three months ended March 31, 2023, resulting in a net loss of $4.3 million. The net loss included a gain on the sale of digital assets of $3.2 million and non-cash charges of $1.8 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decreases of $1.7 million, primarily relating to a decrease in deferred revenue.
We utilized $10.2 million of cash from operating activities during the three months ended March 31, 2022, resulting in a net loss of $14.9 million. The net loss included non-cash charges of $10.2 million, primarily consisting of impairment of digital assets and stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(1.3) million from a decrease in accounts payable and accrued expenses, as well as $(4.2) million from other working capital changes, primarily a increase in inventory purchases and decrease in deferred revenue.

Investing Activities
Investing activities for the three months ended March 31, 2023 and 2022 consisted mainly of the sales and purchases of digital assets, respectively.

Financing Activities
Our financing activities during the three months ended March 31, 2023 consisted of payments on our 2022 Promissory Note of $4.3 million and $0.5 million for repurchases of shares of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
Our financing activities during the three months ended March 31, 2022 primarily consisted of payments on debt. We had payments on debt of $1.6 million, of which all were payments on the 2021 Promissory Note.

Contractual Obligations
Information set forth in Note 7, "Leases," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements
Through March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Recent Accounting Pronouncements
Refer to Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q for analysis of recent accounting pronouncements applicable to our business.
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
Except for the changes described in Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 8, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for the year ended December 31, 2022 and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2022 and as set forth below are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.
If we cannot meet the continued listing requirements of Nasdaq, the Nasdaq may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and would trigger a default under our 2022 Promissory Note.
Our common stock is currently listed on the Nasdaq Capital Market. On April 13, 2023, we were notified by the Nasdaq Stock Market LLC (the “Nasdaq”) that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Under the Nasdaq Listing Rules, the Company has a period of 180 calendar days from the date of the notice, or October 10, 2023 (the "Compliance Date"), to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days prior to the Compliance Date.
We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. To regain compliance with Nasdaq listing standards we may have to implement a reverse stock split, subject to approval of our board of directors and stockholders. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
If our common stock ultimately were to be delisted for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing. If our common stock were to be removed from listing on the Nasdaq (and our common stock were not to become listed on other specified stock exchanges), it would trigger a default under our 2022 Promissory Note, and the outstanding balance would be immediately due and payable in cash at the Mandatory Default Amount (as defined in the 2022 Promissory Note).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the Company's stock repurchase activity for the three months ended March 31, 2023:

Issuer Purchases of Common Stock
	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands) (1)
January 2023	328,907	$1.04	328,907	$4,658
February 2023	132,593	$1.00	132,593	$4,525
March 2023	—	$—	—	$4,525
Total quarter ended March 31, 2023	461,500	$1.03	461,500	$4,525

(1)
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5 million. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of our board of directors. The exact means, number and timing of stock repurchases will depend on market conditions, applicable legal requirements and other factors, and will be funded through the liquidation of our bitcoin holdings.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
Unless otherwise noted, the exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.1+	Phunware, Inc. 2022 Inducement Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 6, 2023).
10.2+
Amended and Restated Employment Agreement by and between Phunware, Inc. and Matt Lull (Incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2023).

10.3+
Amended and Restated Employment Agreement by and between Phunware, Inc. and Chris Olive (Incorporated by reference to Exhibit 10.43 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2023).

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

May 12, 2023	Phunware, Inc.

	By:	/s/ Russell Buyse
		Name:	Russell Buyse
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 12, 2023	By:	/s/ Matt Aune
		Name:	Matt Aune
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)