Form 10-Q
period 2023-06-30
Phunware, Inc.
filed 2023-08-14
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2023, 120,355,584 shares of common stock, par value $0.0001 per share, were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$1,105	$1,955
Accounts receivable, net of allowance for doubtful accounts of $100 and $198 at June 30, 2023 and December 31, 2022, respectively	863	958
Inventory	2,168	2,780
Digital assets	71	10,137
Prepaid expenses and other current assets	624	1,033
Total current assets	4,831	16,863
Property and equipment, net	188	221
Goodwill	29,956	31,113
Intangible assets, net	2,190	2,524
Right-of-use asset	3,258	3,712
Other assets	367	402
Total assets	$40,790	$54,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,350	$7,699
Accrued expenses	1,542	2,895
Lease liability	968	954
Deferred revenue	1,092	2,904
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	6,094	9,667
Warrant liability	—	256
Total current liabilities	19,248	25,577
Deferred revenue	1,050	1,274
Lease liability	2,584	3,103
Total liabilities	22,882	29,954
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 107,565,124 shares issued and 107,058,624 shares outstanding as of June 30, 2023 and 103,153,337 shares issued and outstanding as of December 31, 2022, respectively	11	10
Treasury stock at cost; 506,500 and 0 shares at June 30, 2023 and December 31, 2022, respectively	(502)	—
Additional paid-in capital	279,837	275,562
Accumulated other comprehensive loss	(426)	(472)
Accumulated deficit	(261,012)	(250,219)
Total stockholders’ equity	17,908	24,881
Total liabilities and stockholders’ equity	$40,790	$54,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$3,487	$5,485	$8,234	$12,263
Cost of revenues	3,031	3,965	7,417	8,972
Gross profit	456	1,520	817	3,291

Operating expenses:
Sales and marketing	1,472	1,928	2,600	3,413
General and administrative	4,766	5,251	9,478	9,556
Research and development	1,212	1,876	2,984	2,879
Impairment of goodwill	1,203	—	1,203	—
Total operating expenses	8,653	9,055	16,265	15,848
Operating loss	(8,197)	(7,535)	(15,448)	(12,557)

Other income (expense):
Interest expense	(553)	(273)	(1,090)	(654)
Impairment of digital assets	—	(12,158)	(50)	(21,511)
Gain on sale of digital assets	2,096	168	5,310	194
Fair value adjustment of warrant liability	3	2,682	256	2,469
Other income, net	127	45	229	71
Total other income (expense), net	1,673	(9,536)	4,655	(19,431)
Loss before taxes	(6,524)	(17,071)	(10,793)	(31,988)
Income tax expense	—	—	—	—
Net loss	(6,524)	(17,071)	(10,793)	(31,988)
Other comprehensive income (loss):
Cumulative translation adjustment	23	(85)	46	(117)
Comprehensive loss	$(6,501)	$(17,156)	$(10,747)	$(32,105)

Loss per share, basic and diluted	$(0.06)	$(0.17)	$(0.10)	$(0.33)

Weighted-average common shares used to compute loss per share, basic and diluted	105,133	97,742	104,151	97,293
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - March 31, 2023	104,470	$10	(462)	$(475)	$277,303	$(254,488)	$(449)	$21,901
Release of restricted stock	1,287	1	—	—	—	—	—	1
Issuance of common stock under the 2018 employee stock purchase plan	93	—	—	—	47	—	—	47
Sales of common stock, net of issuance cost	1,715	—	—	—	995	—	—	995
Stock-based compensation expense	—	—	—	—	1,492	—	—	1,492
Cumulative translation adjustment	—	—	—	—	—	—	23	23
Treasury stock repurchase	—	—	(45)	(27)	—	—	—	(27)
Net loss	—	—	—	—	—	(6,524)	—	(6,524)
Balance - June 30, 2023	107,565	$11	(507)	$(502)	$279,837	$(261,012)	$(426)	$17,908

Balance - December 31, 2022	103,153	$10	—	$—	$275,562	$(250,219)	$(472)	$24,881
Exercise of stock options	95	—	—	—	58	—	—	58
Release of restricted stock	2,136	1	—	—	—	—	—	1
Issuance of restricted stock for earned bonus	373	—	—	—	347	—	—	347
Issuance of common stock under the 2018 employee stock purchase plan	93	—	—	—	47	—	—	47
Sales of common stock, net of issuance costs	1,715	—	—	—	995	—	—	995
Stock-based compensation expense	—	—	—	—	2,828	—	—	2,828
Cumulative translation adjustment	—	—	—	—	—	—	46	46
Treasury stock repurchase	—	—	(507)	(502)	—	—	—	(502)
Net loss	—	—	—	—	—	(10,793)	—	(10,793)
Balance - June 30, 2023	107,565	$11	(507)	$(502)	$279,837	$(261,012)	$(426)	$17,908

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - March 31, 2022	97,251	$10	$266,606	$(214,242)	$(384)	$51,990
Release of restricted stock	790	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Stock-based compensation expense	—	—	743	—	—	743
Cumulative translation adjustment	—	—	—	—	(85)	(85)
Net income	—	—	—	(17,071)	—	(17,071)
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693

Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	882	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	384	—	1,125	—	—	1,125
Stock-based compensation expense	—	—	1,264	—	—	1,264
Cumulative translation adjustment	—	—	—	—	(117)	(117)
Net loss	—	—	—	(31,988)	—	(31,988)
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(10,793)	$(31,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	697	259
Gain on change in fair value of warrant liability	(256)	(2,469)
Gain on sale of digital assets	(5,310)	(194)
Impairment of digital assets	50	21,511
Impairment of goodwill	1,203	—
Stock-based compensation	2,824	1,270
Other adjustments	1,180	478
Changes in operating assets and liabilities:
Accounts receivable	57	178
Inventory	417	(892)
Prepaid expenses and other assets	444	(631)
Accounts payable	651	920
Accrued expenses	(997)	(386)
Lease liability payments	(691)	(347)
Deferred revenue	(2,036)	(2,698)
Net cash used in operating activities	(12,560)	(14,989)
Investing activities
Proceeds received from sale of digital assets	15,390	—
Purchase of digital assets	—	(923)
Acquisition payment	—	(1,125)
Capital expenditures	(9)	(158)
Net cash provided by (used in) investing activities	15,381	(2,206)
Financing activities
Payments on borrowings	(4,270)	(3,132)
Proceeds from sales of common stock, net of issuance costs	995	—
Proceeds from exercise of options to purchase common stock	58	16
Payment for stock repurchase	(502)	—
Net cash used in financing activities	(3,719)	(3,116)
Effect of exchange rate on cash	48	(121)
Net decrease in cash	(850)	(20,432)
Cash at the beginning of the period	1,955	23,137
Cash at the end of the period	$1,105	$2,705

Supplemental disclosure of cash flow information:
Interest paid	$438	$408
Income taxes paid	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease obligations	$—	$1,508
Non-cash exchange of digital assets	$557	$923
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$—	$1,125
Issuance of common stock under the 2018 Employee Stock Purchase Plan previously accrued	$47	$116
Issuance of common stock for payment of bonuses previously accrued	$347	$—
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
The balance sheet at December 31, 2022 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2023 and the results of operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim period.
Certain reclassifications have been made to the presentation for the six months ended June 30, 2022. Gain on sale of digital assets for the six months ended June 30, 2022, which was previously included in Other income, net in the condensed consolidated statement of operations and comprehensive loss and Other adjustments in the statement of cash flows has been reclassified to Gain on sale of digital assets in each respective financial statement.
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

We have a history of net losses since our inception. For the six months ended June 30, 2023, we incurred a net loss of $10,793, used $12,560 in cash for operations and have a working capital deficiency of $14,417. The foregoing conditions raise substantial doubt about our ability to meet our financial obligations as they become due.
In performing the next step of our going concern assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt. Our assessment included the preparation of a detailed cash forecast that included projected cash inflows and outflows. We continue to focus on growing our revenues, and accordingly, we expect operating expenditures to exceed future revenue for the foreseeable future. In July 2023, we implemented a plan to decrease our cash burn by reducing headcount and other operating expenditures. Subsequent to June 30, 2023, we also raised additional funds in our at-the-market equity offering and entered into an amendment to our 2022 Promissory Note. Refer to Note 12 for further discussion. Our future plans may include additional reductions to operating expenses, additional sales of our common stock in our at-the-market offering, and issuing additional shares of common stock, preferred stock, warrants or units pursuant to an effective shelf registration statement.
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
Nasdaq listing
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

Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. As of June 30, 2023, we did not have any debt with conversion features outstanding. On August 14, 2023, we entered into an amendment to our 2022 Promissory Note granting the noteholder certain limited conversion rights. See Note 12 for further discussion. The Company is currently evaluating the effect of this ASU on the amendment to its 2022 Promissory Note.
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
There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely affect our financial condition. The aggregate cost basis (prior to impairment) of our digital asset holdings was $103 and $37,737 at June 30, 2023 and December 31, 2022, respectively.

Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	June 30, 2023	December 31, 2022
Customer A	16%	—%
Customer B	10%	—%
Customer C	—%	23%
Inventory
Our inventory balance on the dates presented consisted of the following:

	June 30, 2023	December 31, 2022
Raw materials	$2,247	$2,968
Finished goods	377	50
Other	7	30
Inventory reserve	(463)	(268)
Total inventory	$2,168	$2,780
Goodwill Impairment
Goodwill arises from purchase business combinations and is measured as the excess of the cost of the business acquired over the sum of the acquisition-date fair values of tangible and identifiable intangible assets acquired, less any liabilities assumed. In accordance with ASC 350, Intangibles — Goodwill and Other, we do not amortize goodwill but rather assess its carrying value for indications of impairment annually, or more frequently if events or changes in circumstances indicate that the carrying amount may be impaired. We typically perform our annual goodwill impairment assessment as of October 1st of each year; however, as our stock has sustained a decline, we believe this, among other qualitative factors, including, but not limited to continued losses with our Lyte reporting unit, indicates the carrying amount of our goodwill may be impaired.
Our business is classified into two reporting units: Phunware and Lyte. We performed quantitative assessment on both our reporting units as of June 30, 2023, using a discounted cash flow model. Based on the analysis performed, we concluded that the carrying amount of our Lyte reporting unit exceeded its fair value resulting in a non-cash impairment charge of $1,203, which is recorded in Impairment of goodwill in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023.
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Warrants	6,255,159	5,636,801
Options	904,531	934,729
Restricted stock units	4,843,881	2,621,346
Total	12,003,571	9,192,876
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—
Our financial instruments measured at fair value on a recurring basis as of December 31, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$256	$—	$256
Total	$—	$256	$—	$256

The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	June 30, 2023	December 31, 2022
Strike price per share	$1.42	$1.42
Closing price per share	$0.54	$0.77
Term (years)	0.04	0.53
Volatility	47%	102%
Risk-free rate	5.24%	4.70%
Dividend Yield	—	—
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
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Platform revenue	$1,295	$1,628	$2,640	$4,120
Hardware revenue	2,192	3,857	5,594	8,143
Net revenues	$3,487	$5,485	$8,234	$12,263
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 100% of our net revenues from within the United States for the three and six months ended June 30, 2023. During the three and six months ended June 30, 2022, we derived 98% and 97% of our net revenues from the United States, respectively.
Deferred Revenue
Our deferred revenue balance consisted of the following:

	June 30, 2023	December 31, 2022
Current deferred revenue
Platform revenue	$1,068	$1,531
Hardware revenue	24	1,373
Total current deferred revenue	$1,092	$2,904

Non-current deferred revenue
Platform revenue	$1,050	$1,274
Total non-current deferred revenue	$1,050	$1,274
Total deferred revenue	$2,142	$4,178
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2023, we recognized revenue of $2,741 that was included in our deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations were $5,238 as of June 30, 2023, of which we expect to recognize approximately 33% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our platform. We did not sell any PhunToken during the six months ended June 30, 2023. During the six months ended June 30, 2022, we sold 186.8 million PhunToken for an aggregate of $1,533, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
As of June 30, 2023 and December 31, 2022, total issued PhunToken were 377.2 million. Total supply of PhunToken is capped at 10 billion.

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
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest intraday market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The fair value of our digital asset holdings at June 30, 2023 is $84.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other income (expense) in our condensed consolidated statements of operations and comprehensive loss. Impairment loss was $0 and $12,158 for the three months ended June 30, 2023 and 2022, respectively. We recognized $50 and $21,511 of impairment losses during the six months ended June 30, 2023 and 2022, respectively.
The following table sets forth our digital asset holdings as of June 30, 2023:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$16	$(3)	$13
Ether	80	(28)	$52
Other	7	(1)	$6
Total	$103	$(32)	$71
The following table sets forth our digital asset holdings as of December 31, 2022:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$34,994	$(25,534)	$9,460
Ether	1,506	(1,156)	350
Other	1,237	(910)	327
Total	$37,737	$(27,600)	$10,137

Gross carrying amount and accumulated digital asset impairment noted above represent carrying amount and impairment, respectively, on the remaining cost lots as of the respective dates. Changes in our digital asset holdings for six months ended June 30, 2023 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance as of December 31, 2022	$9,460	$350	$327	$10,137
Received from customers, net of expenses	—	(1)	65	64
Exchanges of digital assets	—	557	(557)	—
Disposal proceeds	(14,154)	(1,236)	—	(15,390)
Gain on sale of digital assets	4,707	382	221	5,310
Impairment expense	—	—	(50)	(50)
Net balance as of June 30, 2023	$13	$52	$6	$71

6. Debt
2022 Promissory Note
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, until the original maturity date of July 1, 2023. We had the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercise the deferral right for any given month: (i) the outstanding balance will automatically increase by 1.85%; (ii) we will not be obligated to make the monthly payment for such month; and (iii) the maturity date will be extended for one month. We may prepay any or all outstanding balance of the 2022 Promissory Note earlier than it is due by paying the noteholder 110% of the portion of the outstanding balance we elect to prepay. The prepayment premium also applies to the monthly amortization payments.
On March 15, 2023, we elected to defer monthly payment obligations for April, May, June and July 2023, as permitted, at the time, by the 2022 Promissory Note. In connection therewith, we entered into a waiver agreement with the holder waiving the Payment Deferral Conditions, as defined in the 2022 Promissory Note. For agreeing to waive the Payment Deferral Conditions, we agreed to compensate the noteholder an amount equal to 5% of the outstanding balance immediately before entering into the waiver agreement. As a result of our election to defer the four (4) monthly payments, the outstanding balance of the 2022 Promissory Note was increased by 1.85% on the first day of each month beginning on April 1, 2023 and concluding on July 1, 2023. The waiver fee and the additional principal was to be paid in connection with our monthly installment payments once the deferral period concluded. Beginning on August 1, 2023 and on the same day of each month thereafter, we were required to pay to the noteholder the new monthly amortization payment in the amount of $1,769. We evaluated the modification in accordance with the guidance as in ASC 470 - Debt, and we concluded that the modification was not an extinguishment of the original debt; therefore, no gain or loss was recognized upon modification. As a result of entering into the waiver agreement, the effective interest rate of the 2022 Promissory Note as of June 30, 2023 was approximately 34.98%. On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. See Note 12 for further discussion.
The 2022 Promissory Note had a principal balance of $6,432 and $9,962 and debt discount of $338 and $295 at June 30, 2023 and December 31, 2022, respectively.
Other Debt Obligations
Other than the 2022 Promissory Note referenced above, there have been no material changes to the terms and conditions of our other debt obligations since the filing of our Annual Report on Form 10-K. See Note 8, "Debt", in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.
Interest Expense
Interest expense amounted to $553 and $273 for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $1,090 and $654 for the six months ended June 30, 2023 and 2022, respectively.

7. Leases
Further information regarding our other office leases and accounting thereof are located in Note 2, "Summary of Significant Accounting Policies," and Note 9, "Leases," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended June 30, 2023 and 2022 was $324 and $236, respectively. Lease expense for the six months ended June 30, 2023 and 2022 was $649 and $440, respectively. The weighted-average remaining lease term for operating leases as of June 30, 2023 was 3.6 years.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2023 (Remainder)	$605
2024	1,305
2025	929
2026	744
2027	508
Thereafter	—
$4,091
Less: Portion representing interest	(539)
$3,552
8. Commitments and Contingencies
Litigation
Except as set forth below, there have been no material changes to the disclosures related to our litigation matters since the filing of our Annual Report on Form 10-K. See Note 10, "Commitments and Contingencies," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for further information.
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. All briefing and oral argument on the motion to dismiss and motion for partial summary judgement is complete. Both parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. On June 16, 2023, the Court ruled on the motions without filing a written opinion. From the bench, Vice Chancellor Cook granted Phunware’s motion to dismiss on the Texas law-based claims and denied both the motion to dismiss and partial motion for summary judgment on the Delaware law claims. The parties engaged in mediation in July 2023 and are scheduled for further mediation in late August 2023. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
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

9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of June 30, 2023 was 1,000,000,000 shares, with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 107,058,624 and 103,153,337 shares of our common stock outstanding, respectfully.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. Sales of shares of our common stock sold under the sales agreement are made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022. During the six months ended June 30, 2023, we sold 1,715,136 shares of our common stock for aggregate net cash proceeds of $995. Transaction costs were $32. As of June 30, 2023, $94.4 million of shares of our common stock remains issuable pursuant to the sales agreement with Wainwright.
Stock Repurchase Plan
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5,000. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of the board. The exact means, number and timing of stock repurchases depend on market conditions, applicable legal requirements and other factors, and have been funded through the liquidation of our bitcoin holdings. During the six months ended June 30, 2023, we repurchased 506,500 shares of our common stock at an aggregate repurchase price of $502.
Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	June 30, 2023		December 31, 2022
Warrant Type	Cash Exercise Price per share	Number of warrants	Cash Exercise Price per share	Number of warrants

2020 Convertible Note warrant	$1.42	2,811,315	$1.42	2,811,315
Common stock warrants (Series F)	$9.22	—	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		6,255,159		6,632,561
Except as set forth below, there have been no material changes to the terms of our outstanding warrants. Additional information about our various warrants outstanding is included under the subheading, "Warrants", in Note 12, "Stockholders' Equity," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
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
If, at the time of exercise of the warrant, there is no effective registration statement registering, or no current prospectus available for, the issuance of the shares, then the warrant may also be exercised, in whole or in part, by means of a “cashless exercise.” The registration statement registering 2,160,000 shares of our common stock issuable pursuant to the terms of the warrant was declared effective by the SEC on October 27, 2020. In April 2022, we filed a registration statement, as amended, registering 250% of the additional warrant shares as result of the adjustment noted above. The registration statement was declared effective by the SEC on May 2, 2022. The warrant may not be exercised if, after giving effect to the exercise, the investor would beneficially own amounts in excess of those permissible under the terms of the warrant. The warrant expired July 15, 2023.

10. Stock-Based Compensation
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2023	2022	2023	2022
Cost of revenues	$111	$49	$364	$95
Sales and marketing	35	27	132	45
General and administrative	1,260	595	2,119	1,067
Research and development	56	35	209	63
Total stock-based compensation	$1,462	$706	$2,824	$1,270
As of June 30, 2023, there was approximately $324, $1,068, $3,098, $167 and $0.2 of total unrecognized compensation cost related to the 2023 Inducement Plan, the 2022 Inducement Plan, the 2018 Equity Incentive Plan (the "2018 Plan"), the 2018 Employee Stock Purchase Plan (the "2018 ESPP") and the 2009 Equity Incentive Plan (the "2009 Plan"), respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.9 years, 2.5 years, 1.7 years, 1.9 years and 0.4 years for the 2023 Inducement Plan, 2022 Inducement Plan, 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.
Except as set forth below, there have been no material changes to the terms of the 2018 Plan, the 2018 ESPP and the 2009 Plan since the filing of our Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for more information on our various equity incentive plans.
2023 Inducement Plan
Our board of directors adopted the Phunware, Inc. 2023 Inducement Plan (the "2023 Inducement Plan") in June 2023. As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2023 Inducement Plan. The plan provides of up to 600,000 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.
On June 30, 2023, we made an inducement grant to a newly hired officer of the Company of 600,000 restricted stock units under the 2023 Inducement Plan with a grant date fair value of $0.54 per share. One-third of the restricted stock units will vest on June 3, 2024 and the remainder will vest in equal installments over two annual periods beginning on June 2, 2025 and concluding on June 1, 2026, subject to the employee's continued service on such vesting date. Shares will be delivered electronically to the holder shortly after vest date.
2022 Inducement Plan
Our board of directors adopted the Phunware, Inc. 2022 Inducement Plan (the "2022 Inducement Plan") in January 2023. As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2022 Inducement Plan.

The plan provides of up to 1,470,588 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.
In January 2023, we made an inducement grant to a newly hired officer of the Company of 1,470,588 restricted stock units under the 2022 Inducement Plan with a grant date fair value of $0.87 per share. One-third, or 490,196, of the restricted stock units will vest on December 28, 2023 and the remainder will vest in equal installments over eight quarterly periods beginning on March 31, 2024 with the final vesting date occurring on December 28, 2025, subject to the employee's continued service on such vesting date. Shares will be delivered electronically to the holder shortly after vest date.
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of June 30, 2023, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 779,531. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 7,178,608 and 4,382,662 shares of common stock reserved for future issuances as of June 30, 2023 and December 31, 2022, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the six months ended June 30, 2023 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,957,995	$1.75
Granted	2,616,704	0.88
Released	(2,508,922)	1.20
Forfeited	(292,484)	1.51
Outstanding as of June 30, 2023	2,773,293	$1.25
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
During the second quarter of 2023, we granted 323,000 restricted stock unit awards to team members with an average grant date fair value of $0.60 per share. The vesting of these awards occurs at various dates through May 2027.

Stock Options
A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	87,500	$1.43	5.6	$—
Granted	75,000	0.76
Exercised	—	—
Forfeited	(37,500)	1.08
Outstanding as of June 30, 2023	125,000	$1.14	5.4	$—
Exercisable as of June 30, 2023	106,250	$1.20	5.4	$—
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the six months ended June 30, 2023 was not significant. There were 1,528,745 and 802,893 shares of common stock available for sale and reserved for issuance as of June 30, 2023 and December 31, 2022, respectively.
2009 Equity Incentive Plan
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	874,279	$0.80	4.2	$130
Granted	—	—
Exercised	(94,748)	0.61
Forfeited	—	—
Outstanding as of June 30, 2023	779,531	$0.83	4.1	$1
Exercisable as of June 30, 2023	779,339	$0.83	4.1	$1
For the three months ended June 30, 2023, the aggregate intrinsic value of options exercised was $16 and the total fair value of options vested was not significant.

11. Segment and Geographic Information
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews operating segment information for the purposes of allocating resources and evaluating financial performance. We have determined that the Company operates in a two reporting segments: Phunware and Lyte.
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Net revenues	$1,295	$2,192	$3,487	$1,628	$3,857	$5,485
Loss before taxes	$(4,349)	$(2,175)	$(6,524)	$(16,708)	$(363)	$(17,071)

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Phunware	Lyte	Consolidated		Phunware	Lyte	Consolidated
Net revenues	$2,640	$5,594	$8,234		$4,120	$8,143	$12,263
Loss before taxes	$(7,950)	$(2,843)	$(10,793)	$(10,793)	$(31,067)	$(921)	$(31,988)

	June 30, 2023			December 31, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Goodwill	$25,811	$4,145	$29,956	$25,765	$5,348	$31,113
Total assets	$29,633	$11,157	$40,790	$42,349	$12,486	$54,835
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of June 30, 2023 and December 31, 2022, all of our identifiable long-lived assets were in the United States.
12. Subsequent Events
From July 1, 2023 through August 14, 2023, we sold an additional 13,086,060 shares of our common stock pursuant to the terms of our At Market Issuance Sales Agreement with Wainwright for aggregate net cash proceeds of $5,489. Transaction costs were not significant.
From July 1, 2023 through August 14, 2023, vested restricted stock units covering 210,900 shares of our common stock were released to team members and service providers that related to grants previously awarded to those individuals.
On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extends the maturity date to June 1, 2024 and provides that effective August 1, 2023, we are required to make monthly amortization payments of at least $800 commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. Furthermore, the amendment removed the required payment of $1,769 that was due on August 1, 2023. We also granted the holder certain limited conversion rights, subject to advance payment and volume conditions. Conversions into shares of our common stock made pursuant to the limited conversion rights will be calculated on a conversion price equal to 90% of the lower of (i) the closing trading price of our common stock on the trading day immediately preceding the date for such conversion or (ii) the average closing trading price of our common stock for the five trading days immediately preceding the date for such conversion. If the holder elects to convert pursuant to the limited conversion option, such conversions will reduce the current month’s monthly amortization payment. Any conversions in any given month in excess of the $800 monthly payment will be applied to reduce the following month's required monthly amortization payment. In connection with the amendment, we agreed to pay an extension fee equal to approximately $708, which is 10% of the outstanding principal balance of the 2022 Promissory Note. The amendment also provides that the outstanding balance shall accrue interest at a rate of 8% beginning on August 1, 2023, and payment deferrals are no longer permitted under the 2022 Promissory Note.

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 43% of our backlog as of June 30, 2023 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of the reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	June 30, 2023	December 31, 2022
(in thousands)
Backlog	$3,096	$3,824
Deferred revenue	2,142	4,178
Total backlog and deferred revenue	$5,238	$8,002

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted gross profit (1)	$567	$1,569	1,181	3,386
Adjusted gross margin (1)	16.3%	28.6%	14.3%	27.6%
Adjusted EBITDA (2)	$(5,217)	$(6,602)	$(10,816)	$(10,848)
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2023	2022	2023	2022
Gross profit	$456	$1,520	$817	$3,291
Add back: Stock-based compensation	111	49	364	95
Adjusted gross profit	$567	$1,569	$1,181	$3,386
Adjusted gross margin	16.3%	28.6%	14.3%	27.6%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(6,524)	$(17,071)	$(10,793)	$(31,988)
Add back: Depreciation and amortization	188	182	376	368
Add back: Interest expense	553	273	1,090	654
EBITDA	(5,783)	(16,616)	(9,327)	(30,966)
Add Back: Stock-based compensation	1,462	706	2,824	1,270
Add Back: Impairment of digital currencies	—	12,158	50	21,511
Add Back: Impairment of goodwill	1,203	—	1,203	—
Less: Fair value adjustment for warrant liabilities	(3)	(2,682)	(256)	(2,469)
Less: Gain on sale of digital assets	(2,096)	(168)	(5,310)	(194)
Adjusted EBITDA	$(5,217)	$(6,602)	$(10,816)	$(10,848)

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
Hardware Revenue and Gross Profit
We acquired Lyte in October 2021. Revenue from Lyte is primarily derived from the sale of high-performance personal computers. Lyte computers are sold with a variety of pre-packaged solutions, as well as customizable solutions selected by our customers. A majority of Lyte's customers pay us via credit card payments, which is managed through a third- party processor. We recognize revenue at the time a completed unit ships from our facility.
Hardware gross profit is equal to hardware revenue less the costs associated with the assembly of computers. Hardware gross profit is impacted by the costs that we pay for parts incorporated into a Lyte computer system, as well as labor costs of our employees directly attributable to building computer systems and shipping. Demand may exceed available supply at times, which may hamper our ability to deliver computer systems in a timely manner and may increase the costs at which we can obtain inventory needed for computer builds. Customizable solutions we offer our customers may also vary from time to time. As a result, computer hardware revenue and gross profit may fluctuate from period to period. Although we plan to invest in Lyte for future growth, we may experience revenue and gross profit fluctuations as a result of seasonality.

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
General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, bad debt expenses and other administrative costs such as facilities expenses, professional fees and travel expenses. We incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services, including, but not limited to legal and audit related expenses. We also expect to increase the size of our general and administrative function to support the growth of our business. As a result, our general and administrative expenses may increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.
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

We also may seek additional debt financing to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations
Net Revenues

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues
Platform revenue	$1,295	$1,628	$(333)	(20.5)%
Hardware revenue	2,192	3,857	(1,665)	(43.2)%
Net revenues	$3,487	$5,485	$(1,998)	(36.4)%
Platform revenue as percentage of total revenue	37.1%	29.7%
Hardware revenue as percentage of total revenue	62.9%	70.3%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues
Platform revenue	$2,640	$4,120	$(1,480)	(35.9)%
Hardware revenue	5,594	8,143	(2,549)	(31.3)%
Net revenues	$8,234	$12,263	$(4,029)	(32.9)%
Platform revenue as percentage of total revenue	32.1%	33.6%
Hardware revenue as percentage of total revenue	67.9%	66.4%
Net revenues decreased $2.0 million, or 36.4%, for the three months ended June 30, 2023 compared to the corresponding period in 2022.
Platform revenue decreased $0.3 million, or (20.5)%, for the three months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to PhunToken sales in 2022. We did not sell any PhunToken during the three months ended June 30, 2023.
Hardware revenue decreased by $1.7 million, or (43.2)%, for the three months ended June 30, 2023 compared to the corresponding period in 2022, as a result of lower orders and resulting shipments for Lyte computers.
Net revenues decreased $4.0 million, or (32.9)%, for the six months ended June 30, 2023 compared to the corresponding period in 2022.
Platform revenue decreased $1.5 million, or (35.9)%, for the six months ended June 30, 2023 compared to the corresponding period in 2022, primarily due to PhunToken sales of $1.5 million in 2022. We did not sell any PhunToken during the six months ended June 30, 2023.
Hardware revenue decreased by $2.5 million, or (31.3)%, for the six months ended June 30, 2023 compared to the corresponding period in 2022, as a result of lower order backlog as of December 31, 2022, as compared to December 31, 2021 and lower sales of Lyte computers in 2023, as compared to the prior year.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of Revenues
Platform revenue	$759	$572	$187	32.7%
Hardware revenue	2,272	3,393	(1,121)	(33.0)%
Total cost of revenues	$3,031	$3,965	$(934)	(23.6)%

Gross Profit
Platform revenue	$536	$1,056	$(520)	(49.2)%
Hardware revenue	(80)	464	(544)	(117.2)%
Total gross profit	$456	$1,520	$(1,064)	(70.0)%

Gross Margin
Platform revenue	41.4%	64.9%
Hardware revenue	(3.6)%	12.0%
Total gross margin	13.1%	27.7%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of Revenues
Platform revenue	$2,030	$1,639	$391	23.9%
Hardware revenue	5,387	7,333	(1,946)	(26.5)%
Total cost of revenues	$7,417	$8,972	$(1,555)	(17.3)%

Gross Profit
Platform revenue	610	$2,481	$(1,871)	(75.4)%
Hardware revenue	207	$810	$(603)	(74.4)%
Total gross profit	$817	$3,291	$(2,474)	(75.2)%

Gross Margin
Platform revenue	23.1%	60.2%
Hardware revenue	3.7%	9.9%
Total gross margin	9.9%	26.8%
Total gross profit decreased $1.1 million, or 70.0%, three months ended June 30, 2023 compared to the corresponding period in 2022, as a result of the revenue items described above, as well as a $0.3 million charge recorded for obsolete Lyte inventory components.
Total gross profit decreased $2.5 million, or 75.2%, for the six months ended June 30, 2023 compared to the corresponding period of 2022, as a result of the revenue items and Lyte inventory charge described above. Further decreases in gross profit are attributable to a $0.2 million increase in stock-based compensation expense and $0.2 million in less gross margin as a result of a lower transactional revenue.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$1,472	$1,928	$(456)	(23.7)%
General and administrative	4,766	5,251	(485)	(9.2)%
Research and development	1,212	1,876	(664)	(35.4)%
Impairment of goodwill	1,203	—	1,203	100.0%
Total operating expenses	$8,653	$9,055	$(402)	(4.4)%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$2,600	$3,413	$(813)	(23.8)%
General and administrative	9,478	9,556	(78)	(0.8)%
Research and development	2,984	2,879	105	3.6%
Impairment of goodwill	1,203	—	1,203	100.0%
Total operating expenses	$16,265	$15,848	$417	2.6%
Sales and Marketing
Sales and marketing expense decreased $0.5 million, or (23.7)%, for the three months ended June 30, 2023 compared to the corresponding period of 2022, primarily due to a decrease in marketing related expenditures for Lyte.
Sales and marketing expense decreased $0.8 million, or (23.8)%, for the six months ended June 30, 2023 compared to the corresponding period of 2022, primarily due to a decrease in marketing related expenditures for Lyte.
General and Administrative
General and administrative expense decreased $0.5 million, or 9.2%, for the three months ended June 30, 2023 compared to the corresponding period of 2022, due to a $0.8 decrease in compensation related expenses, mainly related to a decrease in bonus accrual and $0.4 million decrease in legal fees. These decreases were partially offset by a $0.7 million increase in stock-based compensation expense.
General and administrative expense decreased $0.1 million, or (0.8)%, for the six months ended June 30, 2023 compared to the corresponding period of 2022, due to a $0.7 million decrease in compensation related expenses, as described above and $0.7 million decrease in professional fees for legal expenses and consultants. These decreases were mostly offset by a $1.0 million increase in stock-based compensation expense and $0.3 million in facility related expenses.
Research and Development
Research and development expense decreased $0.7 million, or (35.4)%, for the three months ended June 30, 2023 compared to the corresponding period of 2022, as a result of a $0.4 million decrease in compensation expenses, mainly related to an adjustment to the Company's bonus accrual and $0.3 million for recruiting related expenses and contract labor.
Research and development expense increased $0.1 million, or 3.6%, for the six months ended June 30, 2023 compared to the corresponding period of 2022. There was no individual expense category experienced a significant change.
Impairment of Goodwill

We recorded an impairment of goodwill of $1.2 million related to the Lyte operating segment of our business for the three months ended June 30, 2023. Refer to Note 3 "Supplemental Information" of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our goodwill impairment.

Other expense

	Three Months Ended June 30,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(553)	$(273)
Impairment of digital assets	—	(12,158)
Gain on sale of digital assets	2,096	168
Fair value adjustment of warrant liability	3	2,682
Other income	127	45
Total other income (expense)	$1,673	$(9,536)

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(1,090)	$(654)
Impairment of digital assets	(50)	(21,511)
Gain on sale of digital assets	5,310	194
Fair value adjustment of warrant liability	256	2,469
Other income	229	71
Total other income (expense)	$4,655	$(19,431)
During the three and six months ended June 30, 2023, we recorded other income of $1.7 million and $4.7 million, respectfully, primarily as a result of realized gains on the sales of our bitcoin holdings.
During the three and six months ended June 30, 2022, we recorded other expenses of $9.5 million and $19.4 million, respectively, primarily as a result of impairment charges related to our digital asset holding and warrant fair value adjustments.
Refer to Note 5, "Digital Assets," of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our digital asset holdings.

Liquidity and Capital Resources
As of June 30, 2023, we held total cash of $1.1 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. As of June 30, 2023, 4,338,596 shares of our common stock have been sold for aggregate gross cash proceeds of $5.6 million.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note with an original principal amount of $12.8 million in a private placement (the "2022 Promissory Note"). After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022 and on the same day of each month thereafter until the 2022 Promissory Note is paid in full, we were required to make monthly amortization payments of approximately $1.6 million until the original maturity date of July 1, 2023, which was subject to adjustment for any payment deferrals we elected. On March 15, 2023, we entered into a waiver agreement with the holder of our 2022 Promissory Note, waiving the Payment Deferral Conditions, as defined, at that time, in the 2022 Promissory Note. For agreeing to waive the Payment Deferral Conditions, we agreed to compensate the noteholder an amount equal to 5% of the outstanding balance immediately before entering into the waiver agreement. In connection therewith, we elected to defer the monthly payments under the 2022 Promissory Note for the months of April, May, June and July 2023. As a result of our election to defer the monthly payments, the outstanding balance of the 2022 Promissory Note was increased by 1.85% on the first day of each month beginning on April 1, 2023 and concluding on July 1, 2023. The waiver fee and the additional principal was to be paid in connection with our monthly installment payments once the deferral period concluded. Beginning on August 1, 2023 and on the same day of each month thereafter, we were required to pay to the noteholder the new monthly amortization payment in the amount of approximately $1.8 million. On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extends the maturity date to June 1, 2024 and provides that effective August 1, 2023, we are required to make monthly amortization payments of at least $800 thousand commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. We also granted the noteholder certain limited conversion rights, which if elected by the noteholder, would reduce the required monthly payment. The limited conversion rights are subject to advance payment and volume conditions. The amendment also provides that the outstanding balance shall accrue interest at a rate of 8% and payment deferrals are no longer permitted under the 2022 Promissory Note. Furthermore, the amendment removed the required payment of approximately $1.8 million that was due on August 1, 2023.
In July 2023, we implemented a plan to decrease our cash burn by reducing headcount and other operating expenditures. Subsequent to June 30, 2023, we also raised approximately $5.5 million in our at-the-market equity offering. Our future plans may include additional reductions to operating expenses, additional sales of our common stock in our at-the-market offering, and issuing additional shares of common stock, preferred stock, warrants or units pursuant to an effective shelf registration statement. Plans to generate cash sufficient to meet our capital requirements may include selling shares of our common stock in our "at the market" offering, and as of the date of this Report, shares of our common stock with a maximum aggregate offering price of up to $88.9 million may be sold pursuant to the sales agreement. We may also issue shares of our common stock, preferred stock, warrants and units in other offerings pursuant to our effective registration statement.
Our expectation that we will generate operating losses and negative operating cash flows in the future and the need for additional funding to support our planned operations raise substantial doubt regarding our ability to continue as a going concern. Management believes that our existing cash would not be sufficient to satisfy our operating cash needs for the year after the filing of this Quarterly Report on Form 10-Q, and substantial doubt exists about our ability to continue as a going concern for one year following the filing date of this Quarterly Report on Form 10-Q.
Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the pace at which we can scale Lyte, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing, or issue securities under our effective registration statement described above.
In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. Furthermore, we are currently not in compliance with the Bid Price Requirement of the Nasdaq.

Although the Company is attempting to regain compliance, there can be no assurance that we will regain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq continued listing requirements. This may also affect our ability to raise additional funds and the liquidity of our common stock. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.
The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands, except percentages)	2023	2022
Consolidated cash flows
Net cash used in operating activities	$(12,560)	$(14,989)
Net cash provided by (used in) investing activities	$15,381	$(2,206)
Net cash used in financing activities	$(3,719)	$(3,116)
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
We utilized $12.6 million of cash from operating activities during the six months ended June 30, 2023, resulting in a net loss of $10.8 million. The net loss included a gain on the sale of digital assets of $5.3 million and non-cash charges of $5.7 million, primarily consisting of stock-based compensation and impairment of goodwill. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $2.2 million, primarily relating to a decrease in deferred revenue.
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

Investing Activities
Investing activities for the six months ended June 30, 2023 and 2022 primarily consisted of the purchases and sales of digital assets and payments relating to the acquisition of Lyte Technology, Inc.

Financing Activities
Our financing activities during the six months ended June 30, 2023 consisted of payments on our 2022 Promissory Note of $4.3 million and $0.5 million for repurchases of shares of our common stock. We received $1.0 million in proceeds from the sale of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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

Off-Balance Sheet Arrangements
Through June 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes the Company's stock repurchase activity for the three months ended June 30, 2023:

Issuer Purchases of Common Stock
	Total Number of Shares Purchased	Average Price Paid per Common Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Programs (in thousands) (1)
April 2023	45,000	$0.60	45,000	$4,498
May 2023	—	$—	—	$4,498
June 2023	—	$—	—	$4,498
Total quarter ended June 30, 2023	45,000	$0.60	45,000	$4,498

(1)
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5 million. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of our board of directors. The exact means, number and timing of stock repurchases will depend on market conditions, applicable legal requirements and other factors.

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

10.4+
Confidential Executive Employment Agreement by and between Phunware, Inc. and Troy Reisner (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 2, 2023).

10.5+
Confidential Separation, Transition and General Release Agreement by and between Phunware, Inc. and Matt Aune (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 8, 2023).

10.6*+	Phunware, Inc. 2023 Inducement Plan.
10.7*	Amendment to Promissory Note by and between Phunware, Inc. and Streeterville Capital, LLC.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*
*    Filed herewith
**    Furnished herewith
+    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2023	Phunware, Inc.

	By:	/s/ Russell Buyse
		Name:	Russell Buyse
		Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2023	By:	/s/ Troy Reisner
		Name:	Troy Reisner
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)