Form 10-Q
period 2023-09-30
Phunware, Inc.
filed 2023-11-13
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2023, 135,439,755 shares of common stock, par value $0.0001 per share, were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$2,857	$1,955
Accounts receivable, net of allowance for doubtful accounts of $68 and $198 at September 30, 2023 and December 31, 2022, respectively	1,053	958
Inventory	899	2,780
Digital assets	75	10,137
Prepaid expenses and other current assets	599	1,033
Total current assets	5,483	16,863
Property and equipment, net	165	221
Goodwill	16,731	31,113
Intangible assets, net	2,023	2,524
Right-of-use asset	3,041	3,712
Other assets	367	402
Total assets	$27,810	$54,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,969	$7,699
Accrued expenses	946	2,895
Lease liability	1,008	954
Deferred revenue	1,516	2,904
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	5,563	9,667
Warrant liability	—	256
Total current liabilities	18,204	25,577
Deferred revenue	743	1,274
Lease liability	2,308	3,103
Total liabilities	21,255	29,954
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 129,062,144 shares issued and 128,555,644 shares outstanding as of September 30, 2023 and 103,153,337 shares issued and outstanding as of December 31, 2022, respectively	13	10
Treasury stock at cost; 506,500 and 0 shares at September 30, 2023 and December 31, 2022, respectively	(502)	—
Additional paid-in capital	287,498	275,562
Accumulated other comprehensive loss	(463)	(472)
Accumulated deficit	(279,991)	(250,219)
Total stockholders’ equity	6,555	24,881
Total liabilities and stockholders’ equity	$27,810	$54,835
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$2,792	$4,758	$11,026	$17,021
Cost of revenues	2,597	3,963	10,014	12,935
Gross profit	195	795	1,012	4,086

Operating expenses:
Sales and marketing	1,027	1,819	3,627	5,232
General and administrative	3,478	5,189	12,956	14,745
Research and development	1,042	1,665	4,026	4,544
Impairment of goodwill	13,188	—	14,391	—
Total operating expenses	18,735	8,673	35,000	24,521
Operating loss	(18,540)	(7,878)	(33,988)	(20,435)

Other income (expense):
Interest expense	(264)	(991)	(1,354)	(1,645)
Loss on extinguishment of debt	(237)	—	(237)	—
Impairment of digital assets	—	—	(50)	(21,511)
Gain on sale of digital assets	—	1	5,310	195
Fair value adjustment of warrant liability	—	797	256	3,267
Other income, net	62	53	291	123
Total other income (expense), net	(439)	(140)	4,216	(19,571)
Loss before taxes	(18,979)	(8,018)	(29,772)	(40,006)
Income tax expense	—	—	—	—
Net loss	(18,979)	(8,018)	(29,772)	(40,006)
Other comprehensive income (loss):
Cumulative translation adjustment	(37)	(84)	9	(201)
Comprehensive loss	$(19,016)	$(8,102)	$(29,763)	$(40,207)

Loss per share, basic and diluted	$(0.16)	$(0.08)	$(0.27)	$(0.41)

Weighted-average common shares used to compute loss per share, basic and diluted	119,989	98,822	109,430	97,803
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance - June 30, 2023	107,565	$11	(507)	$(502)	$279,837	$(261,012)	$(426)	$17,908
Release of restricted stock	557	—	—	—	—	—	—	—
Sales of common stock, net of issuance cost	17,392	2	—	—	5,999	—	—	6,001
Common Stock issued upon conversion of 2022 Promissory Note	3,399	—	—	—	800	—	—	800
Issuance of common stock in lieu of consulting fees	149	—	—	—	33	—	—	33
Stock-based compensation expense	—	—	—	—	829	—	—	829
Cumulative translation adjustment	—	—	—	—	—	—	(37)	(37)
Treasury stock repurchase	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(18,979)	—	(18,979)
Balance - September 30, 2023	129,062	$13	(507)	$(502)	$287,498	$(279,991)	$(463)	$6,555

Balance - December 31, 2022	103,153	$10	—	$—	$275,562	$(250,219)	$(472)	$24,881
Exercise of stock options	95	—	—	—	58	—	—	58
Release of restricted stock	2,693	1	—	—	—	—	—	1
Issuance of restricted stock for earned bonus and consulting fees	522	—	—	—	379	—	—	379
Issuance of common stock under the 2018 employee stock purchase plan	93	—	—	—	47	—	—	47
Sales of common stock, net of issuance costs	19,107	2	—	—	6,994	—	—	6,996
Common stock issued upon conversion of 2022 Promissory Note	3,399	—	—	—	800	—	—	800
Stock-based compensation expense	—	—	—	—	3,658	—	—	3,658
Cumulative translation adjustment	—	—	—	—	—	—	9	9
Treasury stock repurchase	—	—	(507)	(502)	—	—	—	(502)
Net loss	—	—	—	—	—	(29,772)	—	(29,772)
Balance - September 30, 2023	129,062	$13	(507)	$(502)	$287,498	$(279,991)	$(463)	$6,555

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance - June 30, 2022	98,137	$10	$267,465	$(231,313)	$(469)	$35,693
Release of restricted stock	527	—	—	—	—	—
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	464	—	689	—	—	689
Sales of common stock, net of issuance costs	2,193	—	3,654	—	—	3,654
Stock-based compensation expense	—	—	849	—	—	849
Cumulative translation adjustment	—	—	—	—	(84)	(84)
Net loss	—	—	—	(8,018)	—	(8,018)
Balance - September 30, 2022	101,321	$10	$272,657	$(239,331)	$(553)	$32,783

Balance - December 31, 2021	96,752	$10	$264,944	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	23	—	16	—	—	16
Release of restricted stock	1,409	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	96	—	116	—	—	116
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	848	—	1,814	—	—	1,814
Sales of common stock, net of issuance costs	2,193	—	3,654			3,654
Stock-based compensation expense	—	—	2,113	—	—	2,113
Cumulative translation adjustment	—	—	—	—	(201)	(201)
Net loss	—	—	—	(40,006)	—	(40,006)
Balance - September 30, 2022	101,321	$10	$272,657	$(239,331)	$(553)	$32,783
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(29,772)	$(40,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and deferred financing costs	832	690
Loss on extinguishment of debt	237	—
Gain on change in fair value of warrant liability	(256)	(3,267)
Gain on sale of digital assets	(5,310)	(195)
Impairment of digital assets	50	21,511
Impairment of goodwill	14,391	—
Stock-based compensation	3,662	2,169
Other adjustments	1,945	1,185
Changes in operating assets and liabilities:
Accounts receivable	(122)	(723)
Inventory	1,470	(731)
Prepaid expenses and other assets	583	(254)
Accounts payable	269	925
Accrued expenses	(921)	(1,118)
Lease liability payments	(1,008)	(594)
Deferred revenue	(1,919)	(2,464)
Net cash used in operating activities	(15,869)	(22,872)
Investing activities
Proceeds received from sale of digital assets	15,390	—
Purchase of digital assets	—	(923)
Acquisition payment	—	(1,125)
Capital expenditures	(7)	(238)
Net cash provided by (used in) investing activities	15,383	(2,286)
Financing activities
Proceeds from borrowings, net of issuance costs	—	11,795
Payments on borrowings	(5,056)	(4,698)
Proceeds from sales of common stock, net of issuance costs	6,879	3,655
Proceeds from exercise of options to purchase common stock	58	16
Payment for stock repurchase	(502)	—
Net cash provided in financing activities	1,379	10,768
Effect of exchange rate on cash	9	(209)
Net increase (decrease) in cash	902	(14,599)
Cash at the beginning of the period	1,955	23,137
Cash at the end of the period	$2,857	$8,538

Supplemental disclosure of cash flow information:
Interest paid	$1,140	$613
Income taxes paid	$—	$—
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for 2022 Promissory Note	$800	$—
Right-of-use assets obtained in exchange for operating lease obligations	$—	$3,053
Non-cash exchange of digital assets	$557	$911
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$—	$1,814
Issuance of common stock under the 2018 Employee Stock Purchase Plan previously accrued	$47	$116
Issuance of common stock for payment of bonuses previously accrued	$379	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)
(Unaudited)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their anytime, anywhere users worldwide. Our location-based software-as-a-service platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our technology is available in Software Development Kit ("SDK") form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. During 2021, we began to sell PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our platform. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. In October 2021, we acquired Lyte Technology, Inc. ("Lyte"), a provider of high-performance computer systems to individual consumers. On November 1, 2023, we discontinued the operations of Lyte. See Note 12 for further discussion. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2022 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of September 30, 2023 and the results of operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim period.
Certain reclassifications have been made to the presentation for the nine months ended September 30, 2022. Gain on sale of digital assets for the nine months ended September 30, 2022, which was previously included in Other income, net in the condensed consolidated statement of operations and comprehensive loss and Other adjustments in the statement of cash flows has been reclassified to Gain on sale of digital assets in each respective financial statement.
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

We have a history of net losses since our inception. For the nine months ended September 30, 2023, we incurred a net loss of $29,772, used $15,869 in cash for operations and have a working capital deficiency of $12,721. The foregoing conditions raise substantial doubt about our ability to meet our financial obligations as they become due.
In performing the next step of our going concern assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt. Our assessment included the preparation of a detailed cash forecast that included projected cash inflows and outflows. We continue to focus on growing our revenues, and accordingly, we expect operating expenditures to exceed future revenue for the foreseeable future. We have implemented a plan to decrease our cash burn by reducing headcount and other operating expenditures. We have also raised additional funds in our at-the-market equity offering and entered into an amendment to our 2022 Promissory Note, which allows the holder to convert outstanding amounts due into shares of our common stock. In addition, in August 2023, we entered into a stock purchase agreement, which subject to limitations contained within the agreement, allows us to sell shares of our common stock to the investor. Our future plans may include additional reductions to operating expenses, additional sales of our common stock in our at-the-market offering and pursuant to a stock purchase agreement with a certain investor, and issuing additional shares of common stock, preferred stock, warrants or units pursuant to an effective shelf registration statement.
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
Nasdaq listing
On April 13, 2023, we received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”) because the bid price of the Company’s common stock on the Nasdaq Capital Market had closed below $1.00 per share for the previous 30 consecutive business days. The notice from Nasdaq stated that, under Nasdaq Listing Rule 5810(c)(3)(A), we had been provided a period of 180 calendar days, or until October 10, 2023, to regain compliance with the Bid Price Requirement.
On October 10, 2023, we submitted a request to Nasdaq for an additional 180-day extension to regain compliance with the Bid Price Requirement. On October 12, 2023, the Company received a letter from Nasdaq advising that the Company had been granted a 180-day extension to April 8, 2024, to regain compliance with the Bid Price Requirement, in accordance with Nasdaq Listing Rule 5810(c)(3)(A). To regain compliance, the bid price of the Company’s common stock must close at $1.00 per share or more for a minimum of ten consecutive business days.
We intend to monitor the closing bid price of our common stock and may, if appropriate, take all measures necessary to regain compliance with the Bid Price Requirement within the compliance period provided by Nasdaq, including effecting a reverse stock split.
If we fail to regain compliance with the Bid Price Requirement prior to the conclusion of the allotted compliance period, Nasdaq will provide the Company with written notification that its securities are subject to delisting from the Nasdaq Capital Market. At that time, we may appeal the delisting determination to a hearings panel. There can be no assurance that we will be able to regain compliance with the Bid Price Requirement or maintain compliance with other Nasdaq continued listing requirements.

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
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40) (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 is effective for smaller reporting companies for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We plan to implement ASU 2020-06 on January 1, 2024.
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
There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely affect our financial condition. The aggregate cost basis (prior to impairment) of our digital asset holdings was $107 and $37,737 at September 30, 2023 and December 31, 2022, respectively.
Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for doubtful accounts.

	September 30, 2023	December 31, 2022
Customer A	21%	—%
Customer B	15%	7%
Customer C	14%	3%
Customer D	11%	1%
Customer E	—%	23%
Inventory
Our inventory balance on the dates presented consisted of the following:

	September 30, 2023	December 31, 2022
Raw materials	$1,498	$2,968
Finished goods	74	50
Other	6	30
Inventory reserve	(679)	(268)
Total inventory	$899	$2,780
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
Our business is classified into two reporting units: Phunware and Lyte. We performed quantitative assessment on both our reporting units as of September 30, 2023, using a discounted cash flow model. Based on the analysis performed, we concluded that the carrying amount of both our reporting units exceeded their respective fair values resulting in non-cash impairment charges of $9,043 and $4,145, for our Phunware and Lyte reporting units, respectively for the three months ended September 30, 2023.
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
The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Warrants	3,443,844	5,636,801
Options	880,510	934,729
Restricted stock units	7,446,264	3,353,776
Total	11,770,618	9,925,306
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 are set forth below:

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

The following table sets forth the assumptions used to calculate the fair values of the liability classified warrant issued in connection with our 2020 Convertible Notes as of the dates presented:

	September 30, 2023	December 31, 2022
Strike price per share	N/A	$1.42
Closing price per share	N/A	$0.77
Term (years)	N/A	0.53
Volatility	N/A	102%
Risk-free rate	N/A	4.70%
Dividend Yield	—	—
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
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Platform revenue	$1,253	$1,259	$3,893	$5,379
Hardware revenue	1,539	3,499	7,133	11,642
Net revenues	$2,792	$4,758	$11,026	$17,021
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived over 99% of our net revenues from within the United States for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, we derived 100% and 97% of our net revenues from the United States, respectively.
Deferred Revenue
Our deferred revenue balance consisted of the following:

	September 30, 2023	December 31, 2022
Current deferred revenue
Platform revenue	$1,437	$1,531
Hardware revenue	79	1,373
Total current deferred revenue	$1,516	$2,904

Non-current deferred revenue
Platform revenue	$743	$1,274
Total non-current deferred revenue	$743	$1,274
Total deferred revenue	$2,259	$4,178
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2023, we recognized revenue of $3,167 that was included in our deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations were $4,788 as of September 30, 2023, of which we expect to recognize approximately 37% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our platform. We did not sell any PhunToken during the nine months ended September 30, 2023. During the nine months ended September 30, 2022, we sold 186.8 million PhunToken for an aggregate of $1,533, for which we received both cash and digital assets from customers. Sales of PhunToken are recorded within platform revenue in the table above.
As of September 30, 2023 and December 31, 2022, total issued PhunToken were 377.2 million. Total supply of PhunToken is capped at 10 billion.

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
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs). We perform an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest intraday market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value. The fair value of our digital asset holdings at September 30, 2023 is $78.
The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale, at which point they are presented net of any impairment losses for the same digital assets held. In determining the gain or loss to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. Impairment losses and gains or losses on sales are recognized within other income (expense) in our condensed consolidated statements of operations and comprehensive loss. Impairment loss was $0 and $0 for the three months ended September 30, 2023 and 2022, respectively. We recognized $50 and $21,511 of impairment losses during the nine months ended September 30, 2023 and 2022, respectively.
The following table sets forth our digital asset holdings as of September 30, 2023:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$20	$(3)	$17
Ether	80	(28)	$52
Other	7	(1)	$6
Total	$107	$(32)	$75
The following table sets forth our digital asset holdings as of December 31, 2022:

Asset	Gross Carrying Amount	Accumulated Digital Asset Impairment	Digital Asset Carrying Value
Bitcoin	$34,994	$(25,534)	$9,460
Ether	1,506	(1,156)	350
Other	1,237	(910)	327
Total	$37,737	$(27,600)	$10,137

Gross carrying amount and accumulated digital asset impairment noted above represent carrying amount and impairment, respectively, on the remaining cost lots as of the respective dates. Changes in our digital asset holdings for nine months ended September 30, 2023 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance as of December 31, 2022	$9,460	$350	$327	$10,137
Received from customers, net of expenses	4	(1)	65	68
Exchanges of digital assets	—	557	(557)	—
Disposal proceeds	(14,154)	(1,236)	—	(15,390)
Gain on sale of digital assets	4,707	382	221	5,310
Impairment expense	—	—	(50)	(50)
Net balance as of September 30, 2023	$17	$52	$6	$75

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
On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extends the maturity date to May 31, 2024 and provides that effective August 1, 2023, we are required to make monthly amortization payments of at least $800 commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. Furthermore, the amendment removed the required payment of $1,769 that was due on August 1, 2023. We also granted the holder certain limited conversion rights, subject to advance payment and volume conditions. Conversions into shares of our common stock made pursuant to the limited conversion rights will be calculated on a conversion price equal to 90% of the lower of (i) the closing trading price of our common stock on the trading day immediately preceding the date for such conversion or (ii) the average closing trading price of our common stock for the five trading days immediately preceding the date for such conversion. If the holder elects to convert pursuant to the limited conversion option, such conversions will reduce the current month’s monthly amortization payment. Any conversions in any given month in excess of the $800 monthly payment will be applied to reduce the following month's required monthly amortization payment. In connection with the amendment, we agreed to pay an extension fee equal to approximately $708, which is 10% of the outstanding principal balance of the 2022 Promissory Note. The amendment also provides that the outstanding balance shall accrue interest at a rate of 8% beginning on August 1, 2023, and payment deferrals are no longer permitted under the 2022 Promissory Note. We evaluated the amendment in accordance with ASC 470 - Debt, and we concluded that the modification was an extinguishment of the original debt. Accordingly, we recorded a loss on extinguishment of debt of $237 for the three and nine months ended September 30, 2023. In accounting for the amendment, we reviewed other applicable guidance and determined the amendment met the criteria to be accounted for as share-settled debt pursuant to ASC 480-10-25-14(a) as the settlement amount is based on a fixed monetary amount settled in a variable number of shares.
The 2022 Promissory Note had a principal balance of $5,563 and $9,962 and debt discount of $0 and $295 at September 30, 2023 and December 31, 2022, respectively.
Other Debt Obligations
Other than the 2022 Promissory Note referenced above, there have been no material changes to the terms and conditions of our other debt obligations since the filing of our Annual Report on Form 10-K. See Note 8, "Debt", in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

Interest Expense
Interest expense amounted to $264 and $991 for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $1,354 and $1,645 for the nine months ended September 30, 2023 and 2022, respectively.

7. Leases
Further information regarding our other office leases and accounting thereof are located in Note 2, "Summary of Significant Accounting Policies," and Note 9, "Leases," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended September 30, 2023 and 2022 was $305 and $338, respectively. Lease expense for the nine months ended September 30, 2023 and 2022 was $954 and $778, respectively. The weighted-average remaining lease term for operating leases as of September 30, 2023 was 3.4 years.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2023 (Remainder)	$288
2024	1,305
2025	929
2026	744
2027	508
Thereafter	—
$3,774
Less: Portion representing interest	(458)
$3,316
8. Commitments and Contingencies
Litigation
Except as set forth below, there have been no material changes to the disclosures related to our litigation matters since the filing of our Annual Report on Form 10-K. See Note 10, "Commitments and Contingencies," in our Annual Report on Form 10-K filed with the SEC on March 31, 2023 for further information.
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. All briefing and oral argument on the motion to dismiss and motion for partial summary judgement is complete. Both parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. On June 16, 2023, the Court ruled on the motions without filing a written opinion. From the bench, Vice Chancellor Cook granted Phunware’s motion to dismiss on the Texas law-based claims and denied both the motion to dismiss and partial motion for summary judgment on the Delaware law claims. The parties engaged in mediation in July 2023. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
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
9. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of September 30, 2023 was 1,000,000,000 shares, with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 128,555,644 and 103,153,337 shares of our common stock outstanding, respectively.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100,000, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. Sales of shares of our common stock sold under the sales agreement are made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200,000 filed with the SEC on February 1, 2022. During the nine months ended September 30, 2023, we sold 17,394,716 shares of our common stock for aggregate net cash proceeds of $7,003. Transaction costs were $209. As of September 30, 2023, $88.5 million of shares of our common stock remains issuable pursuant to the sales agreement with Wainwright.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. On any business day selected by us, we may direct Lincoln Park to purchase up to 250,000 shares of our common stock subject to adjustment as set forth below, on such business day (or the purchase date), which we refer to as a "Regular Purchase," provided, however, that (i) a Regular Purchase may be increased to up to 350,000 shares if the closing sale price of our common stock on the Nasdaq is not below $0.20 on the applicable purchase date; (ii) a Regular Purchase may be increased to up to 450,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.30 on the applicable purchase date; (iii) a Regular Purchase may be increased to up to 550,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.50 on the applicable purchase date; and (iv) a Regular Purchase may be increased to up to 650,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.75 on the applicable purchase date. Lincoln Park’s committed obligation under any single Regular Purchase, subject to certain exceptions, cannot exceed $1,000. We may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day, so long as the closing sale price of our common stock on such business day is not less than the floor price of $0.10 per share. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During the nine months ended September 30, 2023, we sold 1,712,503 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate gross cash proceeds of $88. Transaction costs were $97. As of September 30, 2023, $29.9 million in value of shares of our common stock remains issuable pursuant to the purchase agreement with Lincoln Park.
Stock Repurchase Plan
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5,000. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of the board. The exact means, number and timing of stock repurchases depend on market conditions, applicable legal requirements and other factors, and have been funded through the liquidation of our bitcoin holdings. During the nine months ended September 30, 2023, we repurchased 506,500 shares of our common stock at an aggregate repurchase price of $502.

Warrants
We have various warrants outstanding. A summary of our outstanding warrants is set forth below:

	September 30, 2023		December 31, 2022
Warrant Type	Cash Exercise Price per share	Number of warrant shares	Cash Exercise Price per share	Number of warrant shares

2020 Convertible Note warrant	$1.42	—	$1.42	2,811,315
Common stock warrants (Series F)	$9.22	—	$9.22	377,402
Public warrants (PHUNW)	$11.50	1,761,291	$11.50	1,761,291
Private placement warrants	$11.50	1,658,381	$11.50	1,658,381
Unit purchase option warrants	$11.50	24,172	$11.50	24,172
Total		3,443,844		6,632,561
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

10. Stock-Based Compensation
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Stock-based compensation	2023	2022	2023	2022
Cost of revenues	$80	$59	$444	$154
Sales and marketing	24	35	156	80
General and administrative	699	760	2,818	1,827
Research and development	35	45	244	108
Total stock-based compensation	$838	$899	$3,662	$2,169
As of September 30, 2023, there was approximately $295, $958, $2,830, $124 and $0 of total unrecognized compensation cost related to the 2023 Inducement Plan, the 2022 Inducement Plan, the 2018 Equity Incentive Plan (the "2018 Plan"), the 2018 Employee Stock Purchase Plan (the "2018 ESPP") and the 2009 Equity Incentive Plan (the "2009 Plan"), respectively. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.7 years, 2.2 years, 2.4 years, 1.7 years and 0.0 years for the 2023 Inducement Plan, 2022 Inducement Plan, 2018 Plan, the 2018 ESPP and 2009 Plan, respectively.

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
On June 30, 2023, we made an inducement grant to a newly hired officer of the Company of 600,000 restricted stock units under the 2023 Inducement Plan with a grant date fair value of $0.54 per share. One-third of the restricted stock units will vest on June 3, 2024 and the remainder will vest in equal installments over two annual periods beginning on June 2, 2025 and concluding on June 1, 2026, subject to the employee's continued service on such vesting date. Shares will be delivered electronically to the holder shortly after each vesting date.
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
In January 2023, we made an inducement grant to a newly hired officer of the Company of 1,470,588 restricted stock units under the 2022 Inducement Plan with a grant date fair value of $0.87 per share. One-third, or 490,196, of the restricted stock units was scheduled to vest on December 28, 2023 and the remainder in equal installments over eight quarterly periods beginning on March 31, 2024 with the final vesting date occurring on December 28, 2025. On October 25, 2023, we entered into a separation agreement with the executive, pursuant to which the vesting of this grant was modified such that 500,000 restricted stock units vested on October 25, 2023 and 500,000 restricted stock units will vest on November 30, 2023. The balance, 470,588 unvested restricted stock units, will terminate.
2018 Equity Incentive Plan
Shares of common stock reserved for issuance under the 2018 Plan also include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of September 30, 2023, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 755,510. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 3,870,016 and 4,382,662 shares of common stock reserved for future issuances as of September 30, 2023 and December 31, 2022, respectively.
Restricted Stock Units
A summary of our restricted stock unit activity under the 2018 Plan for the nine months ended September 30, 2023 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	2,957,995	$1.75
Granted	6,211,386	0.53
Released	(3,215,131)	1.19
Forfeited	(578,574)	1.43
Outstanding as of September 30, 2023	5,375,676	$0.62
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
During the third quarter of 2023, we granted 3,533,000 restricted stock unit awards to team members with an average grant date fair value of $0.28 per share. The vesting of these awards occurs at three equal installments on August 1, 2023, August 1, 2024 and August 1, 2025. We also granted 61,682 restricted stock units to a consultant. Those restricted stock units vested in full at August 31, 2023.
Stock Options
A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	87,500	$1.43	5.6	$—
Granted	75,000	0.76
Exercised	—	—
Forfeited	(37,500)	1.08
Outstanding as of September 30, 2023	125,000	$1.14	5.4	$—
Exercisable as of September 30, 2023	106,250	$1.20	5.4	$—
2018 Employee Stock Purchase Plan
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the nine months ended September 30, 2023 was not significant. There were 1,528,745 and 802,893 shares of common stock available for sale and reserved for issuance as of September 30, 2023 and December 31, 2022, respectively.
2009 Equity Incentive Plan
A summary of our option activity under the 2009 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	874,279	$0.80	4.2	$130
Granted	—	—
Exercised	(94,748)	0.61
Forfeited	(24,021)	1.31
Outstanding as of September 30, 2023	755,510	$0.81	4.0	$—
Exercisable as of September 30, 2023	755,510	$0.81	4.0	$—
For the three months ended September 30, 2023, the aggregate intrinsic value of options exercised was $16 and the total fair value of options vested was not significant.

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
Selected information for the Company's operating segments and a reconciliation to the condensed consolidated financial statement amounts are as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Net revenues	$1,253	$1,539	$2,792	$1,259	$3,499	$4,758
Loss before taxes	$(14,217)	$(4,762)	$(18,979)	$(6,858)	$(1,160)	$(8,018)

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Phunware	Lyte	Consolidated		Phunware	Lyte	Consolidated
Net revenues	$3,893	$7,133	$11,026		$5,379	$11,642	$17,021
Loss before taxes	$(22,231)	$(7,541)	$(29,772)	$(29,772)	$(37,925)	$(2,081)	$(40,006)

	September 30, 2023			December 31, 2022
	Phunware	Lyte	Consolidated	Phunware	Lyte	Consolidated
Goodwill	$16,731	$—	$16,731	$25,765	$5,348	$31,113
Total assets	$18,534	$9,276	$27,810	$42,349	$12,486	$54,835
Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of September 30, 2023 and December 31, 2022, all of our identifiable long-lived assets were in the United States.
12. Subsequent Events
From October 1, 2023 through November 9, 2023, we sold an additional 1,040,613 shares of our common stock pursuant to the terms of our At Market Issuance Sales Agreement with Wainwright for aggregate net cash proceeds of $181. Transaction costs were not significant.
From October 1, 2023 through November 9, 2023, we sold an additional 1,254,882 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate net cash proceeds of $215.
From October 1, 2023 through November 9, 2023, vested restricted stock units covering 850,116 shares of our common stock were released to team members and service providers that related to grants previously awarded to those individuals. This figure is inclusive of the 500,000 shares issued to our former chief executive officer as more fully described in Note 10 above.
From October 1, 2023 through November 9, 2023, we issued 3,738,500 shares of our common stock pursuant to conversion under our amended 2022 Promissory Note, which represented $600 in related principle and interest payments thereunder.
On October 4, 2023, we entered into a lease termination agreement with the landlord of our office space in San Diego, California, in which the landlord and us agreed to terminate our lease effective October 31, 2023. We agreed to forfeit our security deposit of approximately $14 and pay an early termination fee in the amount of approximately $68 on October 31, 2023. The lease was originally scheduled to conclude on June 30, 2025.
On November 1, 2023, we committed to a plan to discontinue and wind down, either by sale or closing, operations of Lyte. We expect to complete this process by the end of 2023. As of result, the Company estimates that it will incur cash costs related to the wind down of between $0.2 million and $0.4 million. We currently expect these costs to be paid during the fourth quarter of 2023 and primarily funded from proceeds from sale of Lyte’s assets. In addition, the Company currently expects to incur pre-tax, non-cash losses that could approximate up to $3.0 million during the fourth quarter of 2023. In connection therewith, on November 9, 2023, we entered into a lease termination agreement with Jonsson ATX Warehouse, LLC, the landlord of our Lyte warehouse facility, in which the landlord and us agreed to terminate the lease for our Lyte facility effective November 30, 2023. We agreed to forfeit our security deposit of approximately $77 and we paid on November 9, 2023 a termination fee of approximately $120. The lease was originally scheduled to conclude on July 31, 2027.

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
Key Events and Recent Developments
The Board of Directors has fixed December 20, 2023 as the date for our 2023 Annual Meeting of Stockholders. The 2023 Annual Meeting of Stockholders is delayed by more than 30 days after the anniversary of the 2022 Annual Meeting of Stockholders.
On October 25, 2023, we entered into a separation agreement with Russell Buyse, our Chief Executive Officer, in which Mr. Buyse's employment terminated with the Company effective immediately. On the same date, our Board of Directors appointed Mr. Michael Snavely, our Chief Revenue Officer, as Chief Executive Officer. Mr. Buyse and the Company entered into a consulting agreement that concluded on November 10, 2023.
On November 1, 2023, we announced the suspension of our Lyte Technology operations. The suspension is expected to relieve strain on the Company's cash burn, while realigning emphasis on our software solutions, while exploring additional monetization of our intellectual property, as well as, our goal to complete our blockchain ecosystem. We estimate to incur cash charges related to the shutdown of between $0.2 million to $0.4 million, a substantial portion of which will be allocated to our efforts to negotiate a buyout of the real estate facilities utilized for the Lyte segment. We may also incur non-cash charges related to impairment of intangibles and inventory.
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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 53% of our backlog as of September 30, 2023 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of the reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	September 30, 2023	December 31, 2022
(in thousands)
Backlog	$2,529	$3,824
Deferred revenue	2,259	4,178
Total backlog and deferred revenue	$4,788	$8,002

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Adjusted gross profit (1)	$275	$854	1,456	4,240
Adjusted gross margin (1)	9.8%	17.9%	13.2%	24.9%
Adjusted EBITDA (2)	$(4,264)	$(6,741)	$(15,080)	$(17,590)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022	2023	2022
Gross profit	$195	$795	$1,012	$4,086
Add back: Stock-based compensation	80	59	444	154
Adjusted gross profit	$275	$854	$1,456	$4,240
Adjusted gross margin	9.8%	17.9%	13.2%	24.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(18,979)	$(8,018)	$(29,772)	$(40,006)
Add back: Depreciation and amortization	188	185	564	553
Add back: Interest expense	264	991	1,354	1,645
EBITDA	(18,527)	(6,842)	(27,854)	(37,808)
Add Back: Stock-based compensation	838	899	3,662	2,169
Add Back: Loss on extinguishment of debt	237	—	237	—
Add Back: Impairment of digital currencies	—	—	50	21,511
Add Back: Impairment of goodwill	13,188	—	14,391	—
Less: Fair value adjustment for warrant liabilities	—	(797)	(256)	(3,267)
Less: Gain on sale of digital assets	—	(1)	(5,310)	(195)
Adjusted EBITDA	$(4,264)	$(6,741)	$(15,080)	$(17,590)

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
Hardware gross profit is equal to hardware revenue less the costs associated with the assembly of computers. Hardware gross profit is impacted by the costs that we pay for parts incorporated into a Lyte computer system, as well as labor costs of our employees directly attributable to building computer systems and shipping. Demand may exceed available supply at times, which may hamper our ability to deliver computer systems in a timely manner and may increase the costs at which we can obtain inventory needed for computer builds. Customizable solutions we offer our customers may also vary from time to time. As a result, computer hardware revenue and gross profit may fluctuate from period to period. Effective November 1, 2023, we suspended our Lyte operations.

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

Refer to Note 6 "Debt" in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our current debt.

We also may seek additional debt financing to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations
Net Revenues

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues
Platform revenue	$1,253	$1,259	$(6)	(0.5)%
Hardware revenue	1,539	3,499	(1,960)	(56.0)%
Net revenues	$2,792	$4,758	$(1,966)	(41.3)%
Platform revenue as percentage of total revenue	44.9%	26.5%
Hardware revenue as percentage of total revenue	55.1%	73.5%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues
Platform revenue	$3,893	$5,379	$(1,486)	(27.6)%
Hardware revenue	7,133	11,642	(4,509)	(38.7)%
Net revenues	$11,026	$17,021	$(5,995)	(35.2)%
Platform revenue as percentage of total revenue	35.3%	31.6%
Hardware revenue as percentage of total revenue	64.7%	68.4%
Net revenues decreased $2.0 million, or 41.3%, for the three months ended September 30, 2023 compared to the corresponding period in 2022 as a result of lower orders and resulting shipments for Lyte computers.
Net revenues decreased $6.0 million, or (35.2)%, for the nine months ended September 30, 2023 compared to the corresponding period in 2022.
Platform revenue decreased $1.5 million, or (27.6)%, for the nine months ended September 30, 2023 compared to the corresponding period in 2022, primarily due to PhunToken sales of $1.5 million in 2022. We did not sell any PhunToken during the nine months ended September 30, 2023.
Hardware revenue decreased by $4.5 million, or (38.7)%, for the nine months ended September 30, 2023 compared to the corresponding period in 2022, as a result of lower order backlog as of December 31, 2022, as compared to December 31, 2021 and lower sales of Lyte computers in 2023, as compared to the prior year.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of Revenues
Platform revenue	$622	$674	$(52)	(7.7)%
Hardware revenue	1,975	3,289	(1,314)	(40.0)%
Total cost of revenues	$2,597	$3,963	$(1,366)	(34.5)%

Gross Profit
Platform revenue	$631	$585	$46	7.9%
Hardware revenue	(436)	210	(646)	(307.6)%
Total gross profit	$195	$795	$(600)	(75.5)%

Gross Margin
Platform revenue	50.4%	46.5%
Hardware revenue	(28.3)%	6.0%
Total gross margin	7.0%	16.7%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Cost of Revenues
Platform revenue	$2,652	$2,313	$339	14.7%
Hardware revenue	7,362	10,622	(3,260)	(30.7)%
Total cost of revenues	$10,014	$12,935	$(2,921)	(22.6)%

Gross Profit
Platform revenue	1,241	$3,066	$(1,825)	(59.5)%
Hardware revenue	(229)	$1,020	$(1,249)	(122.5)%
Total gross profit	$1,012	$4,086	$(3,074)	(75.2)%

Gross Margin
Platform revenue	31.9%	57.0%
Hardware revenue	(3.2)%	8.8%
Total gross margin	9.2%	24.0%
Total gross profit decreased $0.6 million, or 75.5%, three months ended September 30, 2023 compared to the corresponding period in 2022, as a result of the revenue items described above, as well as $0.5 million charge recorded for obsolete Lyte inventory component.
Total gross profit decreased $3.1 million, or 75.2%, for the nine months ended September 30, 2023 compared to the corresponding period of 2022, as a result of the revenue items and Lyte inventory charge described above. Further decreases in gross profit are attributable to a $0.4 million increase in stock-based compensation expense as well as $0.8 million charge recorded for obsolete Lyte inventory component.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$1,027	$1,819	$(792)	(43.5)%
General and administrative	3,478	5,189	(1,711)	(33.0)%
Research and development	1,042	1,665	(623)	(37.4)%
Impairment of goodwill	13,188	—	13,188	100.0%
Total operating expenses	$18,735	$8,673	$10,062	116.0%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$3,627	$5,232	$(1,605)	(30.7)%
General and administrative	12,956	14,745	(1,789)	(12.1)%
Research and development	4,026	4,544	(518)	(11.4)%
Impairment of goodwill	14,391	—	14,391	100.0%
Total operating expenses	$35,000	$24,521	$10,479	42.7%
Sales and Marketing
Sales and marketing expense decreased $0.8 million, or (43.5)%, for the three months ended September 30, 2023 compared to the corresponding period of 2022, primarily due to a decrease in marketing related expenditures for Lyte.
Sales and marketing expense decreased $1.6 million, or (30.7)%, for the nine months ended September 30, 2023 compared to the corresponding period of 2022, primarily due to a decrease in marketing related expenditures for Lyte and PhunToken.
General and Administrative
General and administrative expense decreased $1.7 million, or 33.0%, for the three months ended September 30, 2023 compared to the corresponding period of 2022, due to a $1.1 million decrease in legal fees and $0.4 decrease in compensation related expenses, mainly related to a decrease in headcount.
General and administrative expense decreased $1.8 million, or (12.1)%, for the nine months ended September 30, 2023 compared to the corresponding period of 2022, due to a $0.9 million decrease in compensation related expenses, mainly related to decrease in bonus accrual, and $1.8 million decrease in professional fees for legal expenses and consultants. These decreases were mostly offset by a $1.0 million increase in stock-based compensation expense and $0.3 million in facility related expenses.
Research and Development
Research and development expense decreased $0.6 million, or (37.4)%, for the three months ended September 30, 2023 compared to the corresponding period of 2022, as a result of a $0.5 million decrease in compensation expenses, mainly related decrease in employee headcount.
Research and development expense increased $0.5 million, or (11.4)%, for the nine months ended September 30, 2023 compared to the corresponding period of 2022, as a result of $0.4 million in compensation expenses, mainly related to decrease in bonus accrual and employee headcount.

Impairment of Goodwill

We recorded an impairment of goodwill related to our Phunware and Lyte operating segments for the three and nine months ended September 30, 2023. Refer to Note 3 "Supplemental Information" of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on our goodwill impairment.

Other expense

	Three Months Ended September 30,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(264)	$(991)
Loss on extinguishment of debt	(237)	—
Gain on sale of digital assets	—	1
Fair value adjustment of warrant liability	—	797
Other income	62	53
Total other income (expense)	$(439)	$(140)

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(1,354)	$(1,645)
Loss on extinguishment of debt	(237)	—
Impairment of digital assets	(50)	(21,511)
Gain on sale of digital assets	5,310	195
Fair value adjustment of warrant liability	256	3,267
Other income	291	123
Total other income (expense)	$4,216	$(19,571)
During the three and nine months ended September 30, 2023, we recorded other income of $(0.4) million and $4.2 million, respectively, primarily as a result of expenses related to our debt offerings and realized gains on the sales of our bitcoin holdings, respectively.
During the three months ended September 30, 2022, we recorded other expenses of $0.1 million , primarily as a result of interest expense on our outstanding debt, which was mostly offset by a gain in the fair value adjustment of our warrant liability. During the nine months ended September 30, 2022, we recorded other expense of $19.6 million, primarily as a result of impairment charges related to our digital asset holdings, which was partially offset by warrant fair value adjustments.
Refer to Note 5, "Digital Assets" and Note 6, "Debt," of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion regarding our digital asset holdings and debt, respectively.

Liquidity and Capital Resources
As of September 30, 2023, we held total cash of $2.9 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. As of September 30, 2023, 20,018,176 shares of our common stock have been sold for aggregate gross cash proceeds of $11.5 million.
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
In July 2023, we implemented a plan to decrease our cash burn by reducing employee headcount and other operating expenditures.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. On any business day selected by us, we may direct Lincoln Park to purchase up to 250,000 shares of our common stock subject to adjustment as set forth below, on such business day (or the purchase date), which we refer to as a "Regular Purchase," provided, however, that (i) a Regular Purchase may be increased to up to 350,000 shares if the closing sale price of our common stock on the Nasdaq is not below $0.20 on the applicable purchase date; (ii) a Regular Purchase may be increased to up to 450,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.30 on the applicable purchase date; (iii) a Regular Purchase may be increased to up to 550,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.50 on the applicable purchase date; and (iv) a Regular Purchase may be increased to up to 650,000 shares if the closing sale price of our common stock on Nasdaq is not below $0.75 on the applicable purchase date. Lincoln Park’s committed obligation under any single Regular Purchase, subject to certain exceptions, cannot exceed $1,000. We may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day, so long as the closing sale price of our common stock on such business day is not less than the floor price of $0.10 per share. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During the nine months ended September 30, 2023, we sold 1,712,503 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate net cash proceeds of $88. Transaction costs were $97. As of September 30, 2023, $29.9 million in value of shares of our common stock remains issuable pursuant to the purchase agreement with Lincoln Park.

Subsequent to September 30, 2023, we also raised approximately $0.2 million in our at-the-market equity offering under our At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC. Our future plans may include additional reductions to operating expenses, additional sales of our common stock in our at-the-market offering, and issuing additional shares of common stock, preferred stock, warrants or units pursuant to an effective shelf registration statement. Plans to generate cash sufficient to meet our capital requirements may include selling shares of our common stock in our at-the-market equity offering, and as of the date of this Report, shares of our common stock with a maximum aggregate offering price of up to $88.4 million may be sold pursuant to the sales agreement. We may also issue shares of our common stock, preferred stock, warrants and units in other offerings pursuant to our effective registration statement.
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
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands, except percentages)	2023	2022
Consolidated cash flows
Net cash used in operating activities	$(15,869)	$(22,872)
Net cash provided by (used in) investing activities	$15,383	$(2,286)
Net cash provided in financing activities	$1,379	$10,768
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
We utilized $15.9 million of cash from operating activities during the nine months ended September 30, 2023, resulting in a net loss of $29.8 million. The net loss included a gain on the sale of digital assets of $5.3 million and non-cash charges of $20.9 million, primarily consisting of stock-based compensation and impairment of goodwill. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $1.6 million, primarily relating to a decrease in deferred revenue and inventory.
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

Investing Activities
Investing activities for the nine months ended September 30, 2023 and 2022 primarily consisted of the purchases and sales of digital assets and payments relating to the acquisition of Lyte Technology, Inc.

Financing Activities
Our financing activities during the nine months ended September 30, 2023 consisted of $6.9 million in proceeds from the sale of our common stock. We also had payments on our 2022 Promissory Note of $5.1 million and $0.5 million for repurchases of shares of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.
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
Off-Balance Sheet Arrangements
Through September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On October 25, 2023, we announced the transition of our Chief Executive Officer and further announced the appointment of Michael Snavely to serve as our Chief Executive Officer effective as of that date. If we are unable to execute a timely and orderly transition and successfully integrate our new Chief Executive Officer into our leadership team, revenue, operating results and our financial condition may be adversely impacted.

Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities as well as service and product innovations. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Further, if our new Chief Executive Officer formulates different or changed views, the future strategy and plans of our business may differ materially from those of the past.
If we fail to comply with the minimum closing bid requirements of Nasdaq by April 8, 2024, or other requirements for continued listing on the Nasdaq, including stockholder equity and market value requirements, the Nasdaq may delist our common stock, which would have an adverse impact on the trading volume, liquidity and market price of our common stock and would trigger a default under our 2022 Promissory Note.

Our common stock is currently listed on the Nasdaq Capital Market. On April 13, 2023, we were notified by the Nasdaq Stock Market LLC (the “Nasdaq”) that the closing bid price for our common stock had been below $1.00 for the last 30 consecutive business days and that the Company therefore is not in compliance with the minimum bid price requirement for continued inclusion on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). Under the Nasdaq Listing Rules, the Company was granted a period of 180 calendar days from the date of the notice, or October 10, 2023, to regain compliance with the Bid Price Requirement. On October 10, 2023, pursuant to Nasdaq Listing Rules, we submitted a request to Nasdaq for an additional 180-day extension to regain compliance with the Bid Price Requirement and notice of our intention to cure the deficiency, including by effecting a reverse stock split, if necessary. On October 12, 2023, Nasdaq advised us that we were provided an additional 180 calendar day compliance period, or until April 8, 2024, to regain compliance with the Bid Price Requirement.

To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 for a minimum of ten consecutive business days. We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Bid Price Requirement. To regain compliance with Nasdaq listing standards we may have to implement a reverse stock split, subject to approval of our board of directors and stockholders. However, there can be no assurance that we will be able to regain compliance with the Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

If we are unable to regain compliance with the Bid Price Requirement by April 8, 2024, or if we fail to meet any other continued listing requirements, including stockholders equity and market value requirements, it could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing. If our common stock were to be removed from listing on the Nasdaq (and our common stock is not listed on other specified stock exchanges), it would trigger a default under our 2022 Promissory Note, as amended, and the outstanding balance would be immediately due and payable in cash at the Mandatory Default Amount, as defined in the 2022 Promissory Note.

If we implement a reverse stock split, the liquidity of our common stock may be adversely effected.

The Company intends to request stockholder approval at its next annual meeting of stockholders for an amendment to our certificate of incorporation to effect a reverse stock split, if necessary, of our issued and outstanding shares of common stock to regain compliance with the Bid Price Requirement. However, there can be no assurance that the post-reverse stock split market price of our common stock will increase in proportion to the reduction in the number of shares of our common stock outstanding immediately before the reverse stock split. The liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split. In addition, the reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following any reverse stock split, the resulting market price of our common stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

We may incur additional costs with respect to our wind down of Lyte. These costs may be in the form of cash and non-cash charges, each of which may be material and have an adverse affect on our liquidity and financial statements.

On November 1, 2023, we committed to a plan to discontinue and wind down, either by sale or closing, operations of our PC manufacturing assembly business, Lyte. We expect to complete this process by the end of 2023. As of result, the Company currently estimates that it will incur cash costs related to the wind down of Lyte of between $0.2 million and $0.4 million, and we currently expect these costs to be paid during the fourth quarter of 2023 and primarily funded from proceeds from sale of Lyte’s assets. In addition, we currently expect to incur pre-tax, non-cash losses that could approximate up to $3.0 million during the fourth quarter of 2023.

The Company may incur additional costs or charges related to the actions described above. Although the Company cannot currently predict the amount or timing of these other charges, at this time, these additional costs or charges could be material to our liquidity and financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The information set forth under the subheading "Key Events and Recent Developments" included in Part I, Item 2, of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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
10.1
Purchase Agreement, dated August 22, 2023 by and between Phunware, Inc. and Lincoln Park Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.2
Registration Rights Agreement, dated August 22, 2023 by and between Phunware, Inc. and Lincoln Park Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.3+
Confidential Separation, Consulting and General Release Agreement by and between Phunware, Inc. and Russell Buyse dated October 25, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on October 26, 2023).

10.4+
Confidential Employment Agreement by and between Phunware, Inc. and Mike Snavely dated October 25, 2023 Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on October 26, 2023).

10.5*	Lease Termination Agreement by and between Phunware, Inc. and Jonsson ATX Warehouse, LLC dated November 9, 2023.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*
*    Filed herewith
**    Furnished herewith
+    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 9, 2023	Phunware, Inc.

	By:	/s/ Michael Snavely
		Name:	Michael Snavely
		Title:	Chief Executive Officer
(Principal Executive Officer)

November 9, 2023	By:	/s/ Troy Reisner
		Name:	Troy Reisner
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)