Form 10-K
period 2023-12-31
Phunware, Inc.
filed 2024-03-15
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $100,674,230 as of June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of March 8, 2024, 8,027,082 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

•We have a history of losses and we may not achieve or sustain profitability in the future.
•Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).
•Macro-economic uncertainties could have an adverse impact on our business.
•Our growth could be slower than expected.
•We have incurred a goodwill impairment charge.
•Current and future litigation could adversely affect us.
•Our results of operations could be negatively affected if we cannot adapt to ongoing market changes.
•Demand could be adversely affected by uncertain economic conditions.
•Global political conditions may adversely affect demand for our products.
•The actual market for our products and services solutions could be significantly smaller than estimates.
•Substantial competition could reduce our market share and significantly harm our financial performance.
•Our future results will depend on our ability to continue to focus our resources and manage costs effectively.
•Our business strategy is evolving.
•Future acquisitions could harm our business.
•We may not be able to recognize revenue in the period in which our services are performed.
•Our financial results may be adversely affected by changes in accounting principles applicable to us.
•We may experience quarterly fluctuations in our operating results.
•We could be liable for damages for security breaches or disclosure of confidential information or personal data.
•Disruptions in our customers’ businesses or inadequate service could cause us to lose customers.
•Our technology offerings and services could infringe upon the intellectual property rights of others.
•We may be unable to protect our intellectual property rights.
•If we are unable to collect our receivables our results of operations or financial condition could be adversely affected.
•Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
•Our global operations are subject to complex risks.
•If subscription renewal rates decrease our future revenue and operating results may be harmed.
•We may be unable to attract new customers or increase sales.
•Because revenue is recognized over the term of subscription contracts, sales results are not immediately reflected.
•If we fail to forecast our revenue accurately our operating results could be adversely affected.
•Our sales cycle can be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
•Advertising fraud could harm our reputation.
•If we do not maintain and grow advertisers and distribution partners, our services could be adversely affected.
•Any inability to deliver successful mobile advertising campaigns will prevent us from growing or retaining our advertiser base.
•We may be unable to deliver advertising in a context that is appropriate for mobile advertising campaigns.
•Activities of our application transaction customers could damage our reputation or give rise to legal claims against us.
•Any limitation on our ability to collect and use data could significantly diminish the value of our solutions.
•Evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection could impact our business.
•We may not adequately prevent disclosure of trade secrets and other proprietary technology and information.
•We could be subject to additional income tax liabilities.
•Taxing authorities may assert that we should have collected or in the future should collect sales and use, value-added or similar taxes.
•Our net operating loss carryforwards may expire unutilized or underutilized.
•Our large customers have substantial negotiating leverage.
•Our customers' financial distress or disruptions in their business could affect our financial position and results.
•If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected.
•The requirements of being a public company may strain our systems and resources.

•Reduced reporting requirements available to us, may cause our common stock to be less attractive to investors.
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
•Our business is subject to the risks of catastrophic events outside of our control.

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility

•We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.
•The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations.
•Our business is subject to evolving corporate governance and public disclosure regulations.
•The price of our common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
•It may be difficult for us to retain or attract qualified officers and directors.
•If analysts do not cover our business the price and trading volume of our common stock could decline.
•We do not currently intend to pay dividends on our common stock.
•Delaware law and our organizational documents contain certain anti-takeover provisions that could delay or discourage takeover attempts.
•Our certificate of incorporation designates the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.

Risks Related to our Digital Asset Holdings

•We may acquire additional digital assets in the future.
•The prices of our digital assets may be influenced by regulatory, commercial, and technical factors.
•The unregulated nature surrounding bitcoin trading venues may adversely affect the value of our digital asset holdings.
•If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital asset holdings, we may lose some or all of our bitcoin.
•The loss or destruction of a private key required to access our bitcoin may be irreversible.
•A determination that our digital assets are "securities" could lead to regulation as an “investment company”.

Risks Related to our Token Ecosystem and Tokens

•There can be no assurance that PhunCoin or PhunToken will ever be issued.
•The development and acceptance of blockchain networks, are subject to a variety of factors that are difficult to evaluate.
•Because our tokens will be digital assets built and transacted initially on top of existing third-party blockchain technology, we will be reliant on another blockchain network.
•The development and operation of our Token Ecosystem (hereinafter defined) will require additional technology and intellectual property rights.
•Our Token Ecosystem exposes us to risks of privacy data breach and cybersecurity attacks.
•Our Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code.
•Our Token Ecosystem is susceptible to mining attacks.
•There is no trading market for PhunCoin.
•Any delay in the development of our Token Ecosystem may result in declines in PhunToken revenue.
•The regulatory regime governing digital assets is uncertain.
•The sale of PhunToken or the offerings of PhunCoin may subject us to additional regulatory requirements. The prices of digital assets are extremely volatile.

PART I
Item 1. Business.
General
Phunware, Inc. and its subsidiaries (the "Company," "we," "us," or "our") offers a fully integrated cloud platform for mobile that provides companies the products, services and solutions necessary to engage, manage and monetize their mobile application portfolios and audiences at scale. Our mission is to foster an ecosystem where digital interactions enable a more engaged, interactive, and valuable experience for all stakeholders. We are redefining connectivity by ensuring the widespread adoption of our technologies amongst brands, mobile consumers, partners, digital asset holders, and market participants. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
In November 2023, we announced our Phunware 3.0 strategy with three pillars:

•continued sales of our cloud-based platform offerings to hospitality, healthcare, connected workplace, luxury residential and other markets;
•monetization of our patent portfolio in ways other than embedding it in our software; and
•a digital asset strategy that capitalizes on PhunCoin, PhunToken and those assets' ability to return control of their data and use to consumers.
According to eMarketer, adults in the U.S. spend more than four hours daily on mobile internet; 90% of that time in mobile apps (versus mobile web). We believe brands must establish a strong identity on mobile, especially on devices and platforms specific to the Apple iOS and Google Android operating systems and ecosystems. Phunware helps brands define, create, launch, promote, monetize and scale their mobile identities as a means to anchor the consumer journey and improve brand interactions. Our platform allows for the licensing and creation of category-defining mobile experiences for customers and their application users worldwide.
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
Our product and service offerings include cloud-based recurring software license subscriptions, most of which are multi-year, application development and support services and application transaction-based media. Although a majority of our product and service offerings have been sold utilizing an internal sales team, we have also sold our product and service offerings through various sales partners, including value added resellers and systems integrators. We continue to invest in these relationships.
Lyte Technology, Inc.
In October 2021, we acquired Lyte Technology, Inc. (“Lyte”), a provider of high-performance computer systems to individual consumers. On November 1, 2023, we committed to a plan to discontinue and wind down, either by sale or closing, operations of Lyte. We generally completed such plan as of December 31, 2023.

Our Products and Services
Our mobile software subscriptions and services and application transaction solutions offerings include the following:

•Integration of our software development kit (“SDK”) licenses into existing applications maintained by our customers, including:
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

•Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application solutions that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals and applications; and

•Application transactions, including re-occurring and one-time transactional media purchases for application discovery, user acquisition and audience building, audience engagement and audience monetization.

Competitive Strengths
Fully integrated and comprehensive solutions: Our solutions can be used across mobile application experience definition, application portfolio creation, user discovery, user acquisition, user engagement and user monetization. Data from application analytics and our analysis of over one petabyte of user data tied to the anonymous Phunware ID can be used to inform business decisions related to mobile strategy, marketing, operations and more.
Built to be mobile-first, native-first, cloud-based: Phunware was built from the ground up to focus on native mobile development, while other companies in the mobile space have attempted to create shortcuts with “write once, run anywhere” software. The result is over a decade of platform-specific mobile expertise, which we believe to be a major competitive differentiator.
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
Intellectual property portfolio development and world-class engineering resources: Through our world-class in-house technical and engineering organization, we have focused on developing our patents and other intellectual property, which includes methods of accessing wireless account information, rendering content on a wireless device, indoor and outdoor navigation with a mobile device and more. We are developing creative solutions to solve complex technical problems and create competitive advantages for our customers. We hold eighteen issued patents and six pending patents in various areas including content management, location services and cryptocurrency.
Our Growth Strategy
Key elements of our growth strategy include:
Expansion of mobile products and services. Mobile applications and in-application advertising media are among the fastest-growing and complex technology markets. We have made significant investments in research and development and plan to continue extending the functionality and breadth of our applications in the future.

Deepening of existing customer relationships. We believe that we are well positioned to identify new opportunities or enhance existing services and solutions within and provide additional products and services to our existing customer base. We have historically created and expect to continue to create cross and upsell opportunities as our customers seek to deepen their approach to mobile application lifecycle management.
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
We believe the multi-year nature of our software and managed services projects, agreements and related recurring revenues provides revenue visibility. Our subscription and services agreements with our customers consist of terms relating to length of agreement (for subscriptions and application support), payment, performance, cancellation and termination, confidentiality, indemnification obligations and limitation of liability, among other provisions. All of these agreements contain terms of service that are generally consistent across our customers. Our subscription and services agreements generally do not impose obligations of exclusivity or other limiting terms upon us.
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
Concentration of Major Customers
Due to the nature of our business, we have in the past and may, at times, in the future have a material concentration of our revenue with a small number of customers. For the year ended December 31, 2023, three customers collectively represented 35% of our net revenues.
Sales and Marketing
Our salesforce is focused on direct sales opportunities for our platform subscription and services and application transaction product lines. They are experienced across all verticals in which we serve and can assist small, mid-sized and large organizations. Our indirect sales function works with our partners to identify sales opportunities, as well as identify new sales partner relationships. Our marketing efforts focus on building brand reputation, expanding market awareness, driving customer demand and enabling our sales team.

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
Research and Development
Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionality into our products, services and solutions. Our research and development efforts are focused on improving and enhancing our existing product and service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions. Performance, security, depth and breadth of functionality and usability of our solutions drive our technology decisions and research and development. Our research and development expenses were $4.4 million and $6.1 million for the fiscal years ended December 31, 2023 and 2022, respectively.

PhunCoin and PhunToken
Our research and development team is also working to continue our vision of a future in which consumers own, control and are rewarded for the access to and use of their personal data and information. In 2018, we began offering rights to future issuances of PhunCoin, and in 2019 we expanded to a dual token structure by creating PhunToken. The dual-token ecosystem is designed to both empower consumers and brands to engage with each other and other audiences by creating a blockchain-enabled data and engagement exchange that recognizes the value of data and engagement, which we refer to herein as our "Token Ecosystem." PhunCoin is intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data and will allow holders to participate in the economics of the Token Ecosystem. PhunToken is intended to be the “Value of Engagement” that empowers consumers to monetize their data and to use PhunToken to engage with brands and others in the Token Ecosystem. In 2021, we commenced the selling of PhunToken to third parties. Upon the sale of PhunToken to customers, we transfer the PhunToken purchased to the customers' ethereum-based wallet address. We sell and will continue to sell PhunToken.
During 2018 and 2019, we sold rights to the future issuances of PhunCoin. To date, we have recorded the rights purchases as a liability in our consolidated balance sheets as of December 31, 2023 and 2022, as we have yet to issue any PhunCoin pursuant to our rights offerings. We may generate additional funding from sales of PhunCoin in the future.
We are planning for future enhancements of the Token Ecosystem in 2024; however, there can be no assurance as to when (or if) we will be able to successfully complete the development of the Token Ecosystem.
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

Following California's lead, Colorado, Connecticut, Utah and Virginia have been or will be enforcing new laws around data privacy and protection. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business, such as digital assets. In addition, some countries are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services.
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
Intellectual Property
Our ability to protect our intellectual property, including our technologies, is an important factor in the success and continued growth of our business. We protect our intellectual property through trade secrets law, patents, copyrights, trademarks and contracts. In some cases, we partner with law firms and others to seek enforcement of our rights under the patents we hold and to recover damages for any finding of infringement thereof. We have established business procedures designed to maintain the confidentiality of our proprietary information such as the use of our license agreements with customers and our use of our confidentiality agreements and intellectual property assignment agreements with our employees, consultants, business partners and advisors where appropriate. Some of our technologies rely upon third party licensed intellectual property.
In the United States, we have 18 patents issued and 6 pending non-provisional patent applications. The issued patents expire between the years 2027 and 2037, which are subject to the payment of maintenance fees. We also have one patent in Japan, which expires in 2031, that is subject to the payment of annual fees. In addition, we have registered “Phunware” as a trademark in the United States and Canada. We cannot provide assurance that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot provide assurance that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
Despite our efforts to protect our technology and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and other technology. In addition, if we expand international operations, effective patent, copyright, trademark and trade secret protections may not be available or may be limited in foreign countries.
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
Employees
We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2023, we had 25 full-time employees. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.
Corporate Information
Our principal executive offices are located at 1002 West Avenue, Austin, Texas 78701, and our telephone number is (512) 693-4199. Our website address is https://www.phunware.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.
Available Information
Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the investor relations section of our website, located at https://www.phunware.com, which we post as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet website that contains reports and other information regarding issuers, such as Phunware, that can be filed electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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
We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2023 and December 31, 2022. These losses were due to both a decline in platform revenue in 2022 and 2023, as compared to previous years, losses related to our digital asset holdings and the substantial investments we made to build our products and services, grow and maintain our business, acquire customers and service our various debt obligations. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and expand our product offerings. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operating costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses, including, but not limited to additional costs in resolving our existing legal matters. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Annual Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, that we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.
Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).
On October 25, 2023, the Company and Russell Buyse, the Company’s CEO, entered into a separation agreement which provided that Mr. Buyse’s employment with the Company terminated. On the same day, our board of directors appointed the Company’s Chief Revenue Officer, Michael Snavely, as CEO. If we are unable to execute a timely and orderly transition and successfully integrate our new CEO into our leadership team, revenue, operating results and our financial condition may be adversely impacted.
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
We are currently operating in a period of significant macro-economic uncertainty, including supply-chain disruptions and inflationary pressures. Weakened economic conditions may have an adverse impact on our business and results of operations.
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
Our future growth depends upon expanding sales and renewals of sales of our technology, products and services to existing customers. Our customers may not continue to purchase our technology offerings and services, or our customers may reduce their purchase rate of services, if we do not demonstrate the value proposition for their investment and we may not be able to replace existing customers with new customers. In addition, our customers may not renew their contracts with us on the same terms, or at all, because of dissatisfaction with our product or service offerings. If our customers do not renew their contracts, our revenue may grow more slowly than expected, may not grow at all, or may decline.
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
We have incurred a goodwill impairment charge.
We completed our annual goodwill impairment analysis during the fourth quarter of 2023, and we concluded goodwill was impaired. Goodwill impairment charges of $25.8 million were recorded during the year ended December 31, 2023. For additional details, refer to Note 6 "Goodwill" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our goodwill impairment.
Current and future litigation could adversely affect us.
We, along with certain of our former executive officers and certain former board members, are parties to litigation with Wild Basin Investments, LLC as further described on our Current Report on Form 8-K filed with the SEC on January 10, 2020. We, along with our officers and directors, may also become subject to other legal proceedings in our ordinary course of business. We cannot predict with certainty the outcome of this legal proceeding. The outcome of this or future legal proceeding could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty, or fine. As a smaller company, the collective costs of litigation proceedings represent a drain on our cash resources, and require an inordinate amount of our management’s time and attention. An adverse ruling with respect to our current or any other litigation could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results.
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
Demand for our technology, product and service offerings could be adversely affected by volatile, negative, or uncertain economic conditions and the effects of these conditions on our customers’ businesses.
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
Global political conditions may create uncertainties that could adversely affect our business. The United States has been and may continue to be involved in armed conflicts that could have a further impact on our sales. The consequences of armed conflict, political instability or civil or military unrest are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. Terrorist attacks or other hostile acts may negatively affect our operations, or adversely affect demand for our products, and such attacks or related armed conflicts may impact our physical facilities or those of our suppliers or customers. Furthermore, these attacks or hostile acts may make travel and the transportation of our products more difficult and more expensive, which could materially adversely affect us. Any of these events could cause consumer spending to decrease or result in increased volatility in the United States economy and global financial markets.
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
We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including acquisitions of Odyssey, Simplikate, Digby, Tapit!, GoTV and Lyte.
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
•pricing our technology, products, and services effectively so that we are able to attract and retain customers without compromising our operating results;
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

We cannot be sure that our brand, software solution and products and services do not infringe upon the intellectual property rights of third parties, who could claim that we or our customers are infringing upon their intellectual property rights. These claims could harm our reputation, cause us to incur substantial costs or prevent us from offering some products or services in the future, or require us to rebrand. Any related proceedings could require us to expend significant resources over an extended period of time. In most of our contracts, we agree to indemnify our customers for expenses and liabilities resulting from claimed infringements of the intellectual property rights of third parties. In some instances, the amount of these indemnities could be greater than the revenue we receive from the customer. Any claims or litigation in this area, regardless of merit, could be time-consuming and costly, damage our reputation, and/or require us to incur additional costs to obtain the right to continue to offer a product, service or solution to our customers. If we cannot secure this right at all or on reasonable terms, or, alternatively, substitute a non-infringing technology, our business, results of operations, or financial condition could be harmed. Similarly, if we are unsuccessful in defending a trademark claim, we could be forced to re-brand, which could harm our business, results of operations or financial condition. Additionally, in recent years, individuals and firms have purchased intellectual property assets where their sole or primary purpose is to assert claims of infringement against technology providers and customers that use such technology. Any such action naming us or our customers could be costly to defend or lead to an expensive settlement or judgment against us. Moreover, such an action could result in an injunction being ordered against our customer or our own services or operations, causing further damages.
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
Although international revenue currently represents a small portion of our revenue, our business from outside of the United States may expand in the future as we expand our international presence, including but not limited to our subscription, application transaction, services and digital asset offerings. As a result, we may be subject to risks inherently associated with international operations, including risks associated with foreign currency exchange rate fluctuations, difficulties in enforcing intellectual property and/or contractual rights, the burdens of complying with a wide variety of foreign laws and regulations, potentially adverse tax consequences, tariffs, quotas and other barriers, potential difficulties in collecting accounts receivable, international hostilities, terrorism and natural disasters. Expansion of international operations also increases the likelihood of potential or actual violations of domestic and international anti-corruption laws, such as the Foreign Corrupt Practices Act, or of U.S. and international export control and sanctions regulations. We may also face difficulties integrating any new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture. If we are unable to manage the risks of our global operations, our business, results of operations, or financial condition could be adversely affected.
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
We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with our reverse merger and recapitalization on December 26, 2018. As of December 31, 2023, we had federal net operating loss carryforwards of approximately $236.7 million, of which $151.0 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2023, we had state and local net operating loss carryforwards of approximately $133.1 million, with the majority beginning to expire in 2030 if not utilized.
We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2023. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.
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
Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, hurricane, mudslides, fire, flood, snow, ice or extreme temperatures could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have an office and at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and ad operations work is also located in California. We also have corporate offices in Texas, which is susceptible to floods, extreme temperatures, heavy winds, ice, snow and tornadoes. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or Texas. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.

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
In February 2022, we filed a shelf registration statement on Form S-3, which was subsequently declared effective by the SEC, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units, and contained therein was a prospectus supplement in which we may sell up to $100 million in sales of our common stock deemed to be an “at the market" offering. During 2023, we issued common stock in various sales of our common stock via at-the-market offerings, purchase commitments and public offerings under our shelf registration statement. We also issued shares of common stock to settle outstanding debt obligations and upon exercise of warrants. Additional capital may be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or products, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders.
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
Although we did not have any funds deposited with SVB or Signature Bank, we regularly maintain cash balances with other financial institutions in excess of the FDIC insurance limit. Access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.
Furthermore, should our customers have relationships with financial institutions that fail, this may result in a delay of collecting outstanding receivables, if collectible at all, which could have a material adverse affect on our business.
The price of our common stock and warrants has been, and may continue to be, volatile, and you could lose all or part of your investment.
Technology stocks have historically experienced high levels of volatility. The trading price and volume of our common stock have fluctuated, and may continue to fluctuate, substantially due to a variety of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock and/or warrants could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

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
•"flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed; and
•major catastrophic events in our domestic and foreign markets, such as, but not limited to, natural disasters, terrorist attacks, cyber-attacks or disease outbreak, epidemic or pandemic.
Furthermore, the trading price of our Common Stock has recently been volatile during relatively short time periods. For example, on January 12, 2024 our Common Stock traded at an intraday low of $0.08, whereas on January 16, 2024 our Common Stock traded at an intraday high of $0.49. We believe the volatility in the trading price and price range of our Common Stock may be the result of a number of factors, many of which are outside our control. Any increase in the trading price of our Common Stock may not be sustained. In the event of a rapid decrease in the trading price of our Common Stock, investors could lose a significant portion of their investment.
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
On April 13, 2023, we received notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the $1.00 minimum bid requirement for continued listing on Nasdaq. Although we have until April 8, 2024 to regain compliance with the minimum bid requirement, there can be no assurance that we will regain such compliance and Nasdaq could make a determination to delist our common stock.

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

Risks Related to our Digital Asset Holdings
We may acquire additional digital assets in the future, which may expose us to various risks associated with bitcoin and other digital assets.
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
In connection with owning bitcoin, we may investigate other potential approaches to holding our bitcoin assets. If we change the means by which we have historically held bitcoin assets, the accounting treatment for our bitcoin may correspondingly change. A change in the accounting treatment could have a material impact on our results of operations in future periods and could increase the volatility of our reported results of operations as well as affect the carrying value of our bitcoin on our balance sheet, which in turn could have a material adverse effect on our financial results and the market price of our common stock.
Bitcoin is a highly volatile asset that has traded below $17,000 and above $44,000 per bitcoin during 2023. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including financing our bitcoin with loans from third parties. Furthermore, the impact of our bitcoin holdings on our financial results and the market price of our common stock may be impacted by the trading price of bitcoin at any given time.
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
If we or third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital asset holdings, we may lose some or all of our digital assets and our financial condition and results of operations could be materially adversely affected.
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
In June 2018, we raised capital by offering investors rights to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2023, a total of $1.2 million has been raised in both Rights offerings.
During the second quarter of 2019, Phunware announced the launch of a separate token, PhunToken, by our wholly owned subsidiary, Phun Token International, which enables holders to participate in our blockchain-enabled data exchange and mobile loyalty engagement ecosystem. As of December 31, 2023, we sold an aggregate of $2.6 million of PhunToken. Upon sale of PhunToken to customers, we deliver PhunToken to the respective customer's Etherum-based wallet.
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

Some of our Token Ecosystem code and protocols rely on open-source code publicly available. The open-source structure of some of the Token Ecosystem protocols means that the Token Ecosystem may be susceptible to developments by users or contributors that could damage the Token Ecosystem and our reputation and could affect the sale and utilization of PhunCoin, PhunToken and the Token Ecosystem.

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

Open-source software is generally freely accessible, usable and modifiable. Certain open-source licenses may, in certain circumstances, require us to offer the components of our Token Ecosystem that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of the particular open-source license. If an author or other third party that distributes open-source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of the components of our Token Ecosystem that contained the open-source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected software. We could also be subject to suits by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.
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
Regulation of digital assets, like PhunCoin and PhunToken, blockchain technologies and digital asset exchanges, is currently expanding and likely to rapidly evolve and increase as government agencies take greater interest in them. Regulation also varies significantly among U.S. federal, state and foreign jurisdictions and is subject to significant uncertainty at this time. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or digital asset transactions. In addition, any violations of laws and regulations relating to the safeguarding of private information in connection with PhunCoin and PhunToken could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect our ability to maintain PhunCoin and PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity is critical to advancing our overall objectives and enabling our digital efforts. As a company operating in the technology and software sectors, we face a wide variety of cybersecurity threats that range from common attacks such as ransomware and denial-of-service, to more advanced attacks. Our customers, suppliers and other partners face similar cybersecurity threats, and a cybersecurity incident impacting these entities could materially adversely affect our operations, performance and results. These cybersecurity threats and related risks make it imperative that we maintain focus on cybersecurity and systematic risks. Below is a discussion of our risk management and approach to governance as it relates to cybersecurity. For additional information on the impact of cyber risks, refer to Part I, Item 1A. “Risk Factors”, of this Form 10-K.
Risk Management and Strategy
Cybersecurity risk management is a core tenet of our information technology security program. We have implemented various cybersecurity technologies, controls, and processes to ensure the integrity and availability of our infrastructure, data, and operations. We periodically review and modify these technologies and policies to align with the latest in industry best practices and an ever-changing threat landscape.
As part of our cybersecurity risk management program, we perform the following:

•Cybersecurity risk assessment is performed on all new products and product updates;
•Employ internal staff with security certifications, and we work with third parties to perform security vulnerability testing;
•Changes to data protection laws are closely monitored and necessary changes are implemented;
•Provide routine security training to employees and communicate any emerging threats;
•Review the security posture of all third parties that we engage;
•Maintain a comprehensive incident response plan;
•Carry cybersecurity insurance to help mitigate any potential losses arising from cybersecurity incidents.
While we face a number of ongoing cybersecurity risks in connection with our business, such risks have not materially affected us to date, including our business strategy, results of operations, or financial condition.
Governance
Our Vice President of Information Technology, who reports directly to the Chief Executive Officer, manages and monitors our cybersecurity program. Our board of directors, as a whole, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks, including cybersecurity risks. The board of directors receives regular updates on cybersecurity and information technology matters and related risk exposures from our executive team.

Item 2. Properties.
Our corporate headquarters is located in Austin, Texas, where, in June 2022, we entered into a lease agreement for approximately 7,458 square feet of professional office space. We also currently lease professional office facilities in Irvine, California, which we are currently subleasing. We may also further sublease certain of these facilities where space is not fully utilized.
We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy arrangements or replacing them with equivalent facilities. We believe that our existing facilities are suitable and adequate for our present purposes.
Item 3. Legal Proceedings.
As previously reported, on March 30, 2021, the Company filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which was styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517 and filed in the Superior Court of the State of California for the County of Santa Clara (the “Uber Litigation”). The Company’s claims asserted in the Uber Litigation were subsequently ordered to arbitration (the “Uber Arbitration”). In the Uber Arbitration, WSGR sought to recover attorney’s fees and costs for services rendered to the Company in connection with a separate litigation matter against Uber Technologies, Inc.
On March 5, 2024, the Company entered into a Settlement Agreement and Release of Claims (the “Settlement Agreement”) with WSGR settling the Uber Litigation. As part of the Settlement Agreement, the Company was required to (i) pay WSGR a total sum of $2,193,852.02 no later than March 8, 2024, (ii) file requests for dismissal of the Uber Litigation, with prejudice, with the Santa Clara Superior Court, and (iii) request that the Uber Arbitration be dismissed and closed with prejudice. In addition, WSGR is required to request that the Uber Arbitration be dismissed and closed with prejudice. The Settlement Agreement also provides that the Company and WSGR release each other from all claims that the Company or WSGR may have against one another with respect to the Uber Litigation or the Uber Arbitration.
The information set forth under the subheading "Litigation" in Note 10, "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is also incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock, $0.0001 par value, began trading on the Nasdaq Capital Market on December 28, 2018 under the symbol “PHUN”.
Holders
On March 8, 2024, there were approximately 171 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors.
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
Recent Sales of Unregistered Securities
On July 6, 2022, we issued an unsecured promissory note to Streeterville Capital, LLC ("Streeterville") with an original principal amount of $12.8 million in a private placement (the "2022 Promissory Note"). On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder providing for limited conversion rights. On October 4, 2023, Streeterville converted $200,000 of obligations under the 2022 Promissory Note for 24,287 shares of common stock. On October 17, 2023, Streeterville converted $250,000 of obligations under the 2022 Promissory Note for 31,327 shares of common stock. On October 30, 2023, Streeterville converted $150,000 of obligations under the 2022 Promissory Note for 19,158 shares of common stock. On November 13, 2023, Streeterville converted $200,000 of obligations under the 2022 Promissory Note for 30.379 shares of common stock. On November 22, 2023, Streeterville converted $200,000 of obligations under the 2022 Promissory Note for 35,330 shares of common stock. On January 23, 2024, Streeterville converted $2,900,000 of obligations under the 2022 Promissory Note for 224,251 shares of common stock. On February 5, 2024, Streeterville converted $1,604,622 of obligations under the 2022 Promissory Note for 112,224 shares of common stock. The 2022 Promissory Note was paid-in-full in connection with the final conversion on February 5, 2024.
The 2022 Promissory Note and the shares of our common stock issuable upon conversion or in payment thereof under the amendment thereto were offered and sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(a)(2) thereof, for the sale of securities not involving a public offering.
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
Key Events and Recent Developments
In October 2023, the Company entered into separation agreement with Russell Buyse, who was then serving as our Chief Executive Officer. The separation agreement provides that Mr. Buyse's employment with the Company terminated effective October 25, 2023.
On October 25, 2023, we entered into an employment agreement with Michael Snavely to serve as our Chief Executive Officer effective the same date. Our board of directors also appointed Mr. Snavely to serve as a Class III director until the 2024 annual meeting of stockholders.

Overview
Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current software subscription and services customer agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements, and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 40% of our backlog as of December 31, 2023 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenue, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	December 31,
	2023	2022
(in thousands)
Backlog	$2,750	$3,824
Deferred revenue	1,909	2,805
Total backlog and deferred revenue	$4,659	$6,629
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
The following table sets forth the non-GAAP financial measures we monitor.

	Year Ended December 31,
	2023	2022
(in thousands, except percentages)
Adjusted gross profit (1)	$2,133	$3,719
Adjusted gross margin (1)	44.1%	57.0%
Adjusted EBITDA (2)	$(15,487)	$(20,761)
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

	Year Ended December 31,
	2023	2022
(in thousands, except percentages)
Gross profit	$1,686	$3,509
Add back: Stock-based compensation	447	210
Adjusted gross profit	$2,133	$3,719
Adjusted gross margin	44.1%	57.0%

	Year Ended December 31,
	2023	2022
(in thousands)
Net loss from continuing operations	$(41,944)	$(45,425)
Add back: Depreciation	84	50
Add back: Interest expense	1,733	2,406
Add back: Income tax expense	29	4
EBITDA	(40,098)	(42,965)
Add back: Stock-based compensation	4,071	3,009
Add back: Loss on extinguishment of debt	237	—
Add back: Impairment of digital assets	50	22,911
Add back: Impairment of goodwill	25,819	—
Less: Fair value adjustment for warrant liabilities	(256)	(3,349)
Less: Gain on sale of digital assets	(5,310)	(367)
Adjusted EBITDA	$(15,487)	$(20,761)

Components of Results of Operations
Revenue and Gross Profit
Our revenue consists of software subscriptions, application development services and support and application transactions, which are comprised of in-app advertising and PhunToken sales.
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
As a result, gross profit may fluctuate from period to period.
Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of revenue.
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

Results of Operations
Comparison of Fiscal Years Ended December 31, 2023 and 2022
Net Revenue, Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Net Revenues, Cost of Revenues, Gross Profit & Margin
Net revenues	$4,832	$6,521	$(1,689)	(25.9)%
Cost of revenues	3,146	3,012	134	4.4%
Gross Profit	$1,686	$3,509	$(1,823)	(52.0)%
Gross Margin	34.9%	53.8%
Total revenue decreased $1.7 million, or (25.9)%, in the year ended December 31, 2023 compared to the corresponding period in 2022 due to decreased PhunToken sales of $1.5 million.
Gross profit decreased $1.8 million, or (52.0)%, as a result of decreased PhunToken revenue mentioned above.

Operating Expenses

	Year Ended December 31,		Change
(in thousands, except percentages)	2023	2022	Amount	%
Operating expenses
Sales and marketing	$3,329	$4,114	$(785)	(19.1)%
General and administrative	13,780	17,277	(3,497)	(20.2)%
Research and development	4,449	6,149	(1,700)	(27.6)%
Impairment of goodwill	25,819	—	25,819	100.0%
Total operating expenses	$47,377	$27,540	$19,837	72.0%
Sales and Marketing
Sales and marketing expense decreased $0.8 million, or (19.1)% for the year ended December 31, 2023 compared to the corresponding period of 2022, primarily due to a decrease of $0.5 million of marketing related expenditures generally related to PhunToken and a $0.3 million decrease related to lower sales and marketing personnel headcount.
General and Administrative
General and administrative expense decreased $3.5 million, or (20.2)%, for the year ended December 31, 2023 compared to the corresponding period of 2022, as a result of a decrease of $2.6 million in professional fees mainly related to legal expenses attributable to legal matters more fully described under the subheading "Litigation" in Note 10, "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. We also experienced a decrease of $1.0 million in payroll costs, as a result of lower headcount in our general and administrative function and lower bonus expense.
Research and Development
Research and development expense decreased $1.7 million, or (27.6)% for the year ended December 31, 2023, compared to the corresponding period of 2022, primarily resulting from lower headcount dedicated to research and development projects.

Impairment of Goodwill
We recorded an impairment of goodwill of $25.8 million for the year ended December 31, 2023. Refer to Note 6 "Goodwill" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our goodwill impairment.
Other income (expense)

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Other income (expense)
Interest expense	$(1,733)	$(2,406)
Loss on extinguishment of debt	(237)	—
Impairment of digital assets	(50)	(22,911)
Fair value adjustment for warrant liabilities	256	3,349
Gain on sale of digital currencies	5,310	367
Other income, net	230	211
Total other income (expense)	$3,776	$(21,390)

During 2023, we recorded other income of $3.8 million, as a result of a $5.3 million gain on sale of our digital asset holdings, primarily bitcoin and ethereum. This gain was offset by interest expense recorded related to our 2022 Promissory Note (defined elsewhere herein). Refer to Note 2, "Summary of Significant Accounting Policies" and Note 5, "Digital Assets" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding our digital asset holdings. Further reference is made to Note 8 "Debt" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on the 2022 Promissory Note.
During 2022, we recorded other expense of $21.4 million, which primarily consisted of impairment charges related to our digital asset holdings. We also recorded interest expense related to our various debt instruments and accretion of debt discounts thereunder. These expenses were offset by a gain related to the change in the fair value of our warrants issued in connection with a convertible note we issued in 2020.

Liquidity and Capital Resources
As of December 31, 2023, we held total cash of $3.9 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
On February 1, 2022, we filed a shelf registration statement Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. As of December 31, 2023, approximately 421,176 shares of our common stock have been sold for aggregate gross cash proceeds of approximately $12.0 million. As of the date of this Report, shares of our common stock with a maximum aggregate offering price of up to $88.0 million may be sold pursuant to the sales agreement.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (referred to herein as the 2022 Promissory Note) with an original principal amount of $12.8 million in a private placement. After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest was to accrue on the 2022 Promissory Note. On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extended the maturity date to June 1, 2024 and provided that effective August 1, 2023, we were required to make monthly amortization payments of at least $800 thousand commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. We also granted the noteholder certain limited conversion rights, which if elected by the noteholder, would reduce the required monthly payment. The limited conversion rights were subject to advance payment and volume conditions. The amendment also provided that the outstanding balance shall accrue interest at a rate of 8% and payment deferrals are no longer permitted under the 2022 Promissory Note. During 2023, we made payments in the form of both cash and holder-elected conversions. Further, during the first quarter of 2024, the holder elected to convert the remaining balance of the 2022 Promissory Note and the 2022 Promissory Note was paid-in-full in February 2024.
In July 2023, we implemented a plan to decrease our cash burn by reducing employee headcount and other operating expenditures.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. On any business day selected by us, we may direct Lincoln Park to purchase up to 5,000 shares of our common stock subject to adjustment as set forth below, on such business day (or the purchase date), which we refer to as a "Regular Purchase," provided, however, that (i) a Regular Purchase may be increased to up to 7,000 shares if the closing sale price of our common stock on the Nasdaq is not below $10.00 on the applicable purchase date; (ii) a Regular Purchase may be increased to up to 9,000 shares if the closing sale price of our common stock on Nasdaq is not below $15.00 on the applicable purchase date; (iii) a Regular Purchase may be increased to up to 11,000 shares if the closing sale price of our common stock on Nasdaq is not below $25.00 on the applicable purchase date; and (iv) a Regular Purchase may be increased to up to 13,000 shares if the closing sale price of our common stock on Nasdaq is not below $37.50 on the applicable purchase date, provided, however, that if such Regular Purchase would not equal or exceed $100 thousand, then the number of shares that may be sold pursuant to such Regular Purchase is the maximum number of shares that would enable us to sell to Lincoln Park a Regular Purchase amount equal to, or as closely approximating without exceeding, $100 thousand. Lincoln Park’s committed obligation under any single Regular Purchase, subject to certain exceptions, cannot exceed $1 million. We may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day, so long as the closing sale price of our common stock on such business day is not less than the floor price of $5.00 per share. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During 2023, we sold 164,106 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate gross cash proceeds of $978 thousand. Transaction costs were $97 thousand. As of the date of this Report, $29.0 million in value of shares of our common stock remains issuable pursuant to the purchase agreement with Lincoln Park.
In a series of equity financings, we sold an aggregate of 2,696,000 shares of our common stock and issued pre-funded warrants to purchase up to 974,000 shares of our common stock. The gross proceeds from the offering, before deducting the placement agent's fees and other offering expenses payable by the Company, were approximately $22.6 million. Placement agent transaction costs were approximately $1.8 million. The holders of the pre-funded warrants exercised their rights to purchase 974,000 shares of common stock.

Although we expect to generate operating losses and negative operating cash flows in the future, based on the financing events described above, management believes it has sufficient cash on hand for at least one year following the filing date of this Annual Report on Form 10-K.
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
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022
Consolidated statement of cash flows
Net cash used in operating activities	$(18,435)	$(26,856)
Net cash used in investing activities	15,382	(2,258)
Net cash provided by financing activities	4,975	8,055
Operating Activities
Our primary source of cash from operating activities is receipts sales for our various product and service offerings as further described elsewhere in this Annual Report. Our primary uses of cash from operating activities are payments to employees for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, sales and marketing expenses, general operating expenses and employee and material costs for Lyte in discontinued operations.
We utilized $18.4 million of cash from operating activities during 2023 resulting from a net loss from continuing operations of $41.9 million. The net loss included non-cash charges of $26.9 million, primarily consisting from an impairment of goodwill, amortization of debt issuance costs primarily related to our 2022 Promissory Note, and stock-based compensation, offset by a gain in the sale of our digital assets. In addition, certain changes in our operating assets and liabilities resulted in significant cash (decreases) as follows: $(1.6) million from a combined decrease in accounts payable and accrued expenses and lease liability payments, $(1.3) million from the discontinued operation of Lyte, as well as $(0.4) million from other working capital changes, primarily related to a decrease in deferred revenue.
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
Investing Activities
Our investing activities during 2023 consisted primarily of cash proceeds received for the sales of our digital asset holdings.
Our investing activities during 2022 consisted of the purchase of digital assets and cash payments for the acquisition of Lyte Technologies, Inc., which has been since discontinued. This was partially offset by proceeds from the sale of digital assets.

Financing Activities
Our financing activities during 2023 consisted of proceeds from sales of our common stock through various financing arrangements, offset by payments on our 2022 Promissory Note and the repurchases of our common stock. We raised net proceeds of approximately $10.5 million from various sales of our common stock. This source of financing was offset by $5.0 million of cash payments on our 2022 Promissory Note and $0.5 million of repurchases of shares of our common stock.
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

Contractual Obligations
We lease various office facilities, including our corporate headquarters in Austin, Texas, as well as an office in Irvine, California, under non-cancellable operating lease agreements that expire through 2027. The terms of the lease agreements provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases for our continued operations totaled $0.8 million and $0.9 million for the years ended December 31, 2023 and 2022, respectfully.
The following table sets forth our contractual obligations as of December 31, 2023 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,868	$751	$833	$284	$—
Off-Balance Sheet Arrangements
During the years ended December 31, 2023 and 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Revenue
We derive our revenue primarily from our platform subscription fees, application development and support fees. Revenue is recognized when control of these products or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue recognition policy follows guidance from Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers (Topic 606).

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
Goodwill
We review goodwill for impairment annually during the fourth quarter or more frequently if events or changes in circumstances would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. As of December 31, 2023, we identified an impairment of approximately $25.8 million. Refer to Note 6 "Goodwill" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our goodwill impairment.
Discontinued Operation
On November 1, 2023, we committed to a plan to discontinue and wind down the operations of Lyte, which the Company determined meets the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification ("ASC") Topic 205-20, Discontinued Operations. Prior periods were recast so that the basis of presentation is consistent. For additional information, see Note 3, "Discontinued Operation" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K..

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2018.
Houston, Texas
March 15, 2024

Phunware, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$3,934	$1,955
Accounts receivable, net of allowance for doubtful accounts of $86 and $10 at December 31, 2023 and 2022, respectively	550	835
Digital assets	75	10,137
Prepaid expenses and other current assets	374	608
Current assets of discontinued operation	28	3,328
Total current assets	4,961	16,863
Property and equipment, net	40	192
Goodwill	—	25,766
Right-of-use asset	1,451	2,301
Other assets	276	325
Non-current assets of discontinued operation	—	9,388
Total assets	$6,728	$54,835
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,836	$7,278
Accrued expenses	437	2,741
Lease liability	629	696
Deferred revenue	1,258	1,531
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	4,936	9,667
Warrant liability	—	256
Current liabilities of discontinued operation	205	2,206
Total current liabilities	16,503	25,577
Deferred revenue	651	1,274
Lease liability	1,031	1,928
Non-current liabilities of discontinued operation	—	1,175
Total liabilities	18,185	29,954
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Common stock, $0.0001 par value; 1,000,000,000 shares authorized at December 31, 2023 and 2022; 3,851,448 and 2,063,074 shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Treasury stock at cost; 10,130 and 0 shares at December 31, 2023 and 2022, respectively	(502)	—
Additional paid-in capital	292,467	275,572
Accumulated other comprehensive loss	(418)	(472)
Accumulated deficit	(303,004)	(250,219)
Total stockholders’ equity	(11,457)	24,881
Total liabilities and stockholders’ equity	$6,728	$54,835

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)

	Year Ended December 31,
	2023	2022
Net revenues	$4,832	$6,521
Cost of revenues	3,146	3,012
Gross profit	1,686	3,509
Operating expenses:
Sales and marketing	3,329	4,114
General and administrative	13,780	17,277
Research and development	4,449	6,149
Impairment of goodwill	25,819	—
Total operating expenses	47,377	27,540
Operating loss	(45,691)	(24,031)
Other income (expense):
Interest expense	(1,733)	(2,406)
Loss on extinguishment of debt	(237)	—
Impairment of digital assets	(50)	(22,911)
Fair value adjustment for warrant liabilities	256	3,349
Gain on sale of digital currencies	5,310	367
Other income, net	230	211
Total other income (expense)	3,776	(21,390)
Loss before taxes	(41,915)	(45,421)
Income tax expense	(29)	(4)
Net loss from continuing operations	(41,944)	(45,425)
Net loss from discontinued operation, net of $0 taxes	(10,841)	(5,469)
Net loss	(52,785)	(50,894)
Cumulative translation adjustment	54	(120)
Comprehensive loss	$(52,731)	$(51,014)

Net loss from continuing operations per share, basic and diluted	$(17.62)	$(22.95)
Net loss from discontinued operations per share, basic and diluted	$(4.56)	$(2.76)

Weighted-average common shares used to compute loss per share, basic and diluted	2,379,972	1,979,634
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share information)

					Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balances as of December 31, 2021	1,935,040	$—	—	$—	$264,954	$(199,325)	$(352)	$65,277
Exercise of stock options, net of vesting of restricted shares	914	—	—	—	28	—	—	28
Release of restricted stock	36,064	—	—	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	4,103	—	—	—	214	—	—	214
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	34,484	—	—	—	3,064	—	—	3,064
Sales of common stock, net of issuance costs	52,469	—	—	—	4,298	—	—	4,298
Stock-based compensation expense	—	—	—	—	3,014	—	—	3,014
Cumulative translation adjustment	—	—	—	—	—	—	(120)	(120)
Net loss	—	—	—	—	—	(50,894)	—	(50,894)
Balances as of December 31, 2022	2,063,074	$—	—	$—	$275,572	$(250,219)	$(472)	$24,881
Exercise of stock options, net of vesting of restricted shares	1,895	—	—	—	58	—	—	58
Release of restricted stock	99,901	—	—	—	—	—	—	—
Issuance of common stock under the 2018 employee stock purchase plan	2,019	—	—	—	48	—	—	48
Issuance of common stock in lieu of cash bonus and consulting fees	20,089	—	—	—	434	—	—	434
Common Stock issued upon conversion of 2022 Promissory Note	208,453	—	—	—	1,800	—	—	1,800
Sales of common stock, net of issuance costs	1,466,147	—	—	—	10,476	—	—	10,476
Stock-based compensation expense	—	—	—	—	4,079	—	—	4,079
Cumulative translation adjustment	—	—	—	—	—	—	54	54
Treasury stock repurchase	—	—	(10,130)	(502)	—	—	—	(502)
Net loss	—	—	—	—	—	(52,785)	—	(52,785)
Balances as of December 31, 2023	3,861,578	$—	(10,130)	(502)	$292,467	$(303,004)	$(418)	$(11,457)
The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss from continuing operations	$(41,944)	$(45,425)
Net loss from discontinued operation	(10,841)	(5,469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accretion of debt discount and amortization of deferred financing costs	1,136	1,034
Gain on change in fair value of warrant liability	(256)	(3,349)
Gain on sales of digital currencies	(5,310)	(367)
Impairment of digital assets	50	22,911
Impairment of goodwill and other long lived assets	25,887	—
Stock-based compensation	4,071	3,009
Other adjustments	1,285	441
Changes in operating assets and liabilities:
Accounts receivable	235	2
Prepaid expenses and other assets	283	26
Accounts payable	558	726
Accrued expenses	(1,246)	(987)
Lease liability payments	(959)	(794)
Deferred revenue	(896)	(318)
Cash flows from operating activities - continuing operations	(27,947)	(28,560)
Cash flows from operating activities - discontinued operation	9,512	1,704
Net cash used by operating activities	(18,435)	(26,856)
Investing activities
Proceeds received from sale of digital assets	15,390	1,282
Purchases of digital assets	—	(923)
Capital expenditures	—	(242)
Cash flows used in investing activities - continuing operations	15,390	117
Cash flows used in investing activities - discontinued operation	(8)	(2,375)
Net cash used in investing activities	15,382	(2,258)
Financing activities
Proceeds from borrowings, net of issuance costs	—	11,795
Payments on borrowings	(5,057)	(8,066)
Proceeds from sales of common stock, net of issuance costs	10,476	4,298
Treasury stock repurchases	(502)	—
Proceeds from exercise of stock options	58	28
Net cash provided by financing activities - continuing operations	4,975	8,055
Effect of exchange rate on cash and restricted cash	57	(123)
Net (decrease) increase in cash and restricted cash	1,979	(21,182)
Cash and restricted cash at the beginning of the period	1,955	23,137
Cash and restricted cash at the end of the period	$3,934	$1,955

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information
Interest paid	$1,215	$957
Income taxes paid	$—	$—
Supplemental disclosure of non-cash information
Issuance of common stock for payment on 2022 Promissory Note	$1,800	$—
Right-of-use assets obtained in exchange for operating lease obligations	$—	$3,053
Non-cash exchange of digital assets	$557	$906
Issuance of common stock in connection with acquisition of Lyte Technology, Inc.	$—	$3,064
Issuance of common stock under the 2018 employee stock purchase plan previously accrued	$48	$214
Issuance of common stock for payment of earned bonus and consulting fees	$434	$—

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.
Notes to Consolidated Financial Statements
(In thousands, except share and per share information)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their anytime, anywhere users worldwide. Our location-based software-as-a-service platform provides the entire mobile lifecycle of applications and media in one login through one procurement relationship. Our technology is available in Software Development Kit ("SDK") form for organizations developing their own application, via customized development services and prepackaged solutions. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. During 2021, we began to sell PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset utilized within our token ecosystem to help drive engagement by unlocking features and capabilities of our platform. PhunToken is designed to reward consumers for their activity, such as watching branded videos, completing surveys and visiting points of interest. On November 1, 2023, we discontinued the operations of Lyte. See Note 3 for further discussion. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Discontinued Operation
On November 1, 2023, we committed to a plan to discontinue and wind down the operations of Lyte, which the Company determined meets the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification ("ASC") Topic 205-20, Discontinued Operations. Prior periods were recast so that the basis of presentation is consistent. For additional information, see Note 3, Discontinued Operation.
Reverse Stock Split
On February 26, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-fifty (the "Reverse Stock Split"). The number of authorized shares and par values of the common stock were not adjusted as a result of the Reverse Stock Split. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options, restricted stock units and warrants exercisable for common stock and per share amounts have been retrospectively adjusted.
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
On December 21, 2023, the Company received a letter from Nasdaq notifying the Company that, as of December 20, 2023, the Company's common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Nasdaq had determined to delist the Company's common stock from the Nasdaq Capital Market. The notice provided that the Company an opportunity to appeal the Nasdaq's decision to delist the Company's common stock. On December 22, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Nasdaq's delisting determination.

As noted above, we have effected a reverse stock split in order to regain compliance with the Bid Price Requirement, and on March 12, 2024, we received a letter from Nasdaq notifying us that we demonstrated compliance with the requirements to remain listed on the Nasdaq Capital Market, as required by the Panel. The letter also informed the Company that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory Panel monitor for a period of one year from the date of this letter. If, within that one-year monitoring period, the staff finds the Company again out of compliance with the requirement that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C).

There can be no assurance the Company will maintain compliance with the above or any other Nasdaq Listing Rules.
Going Concern
Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, requires management to evaluate whether conditions and/or events raise substantial doubt about our ability to meet future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, management’s initial evaluation shall not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued.
We have a history of losses since inception. For the year ended, December 31, 2023, we incurred a net loss of $52,785, used $18,435 in cash for operations and had a working capital deficiency. However, subsequent to December 31, 2023, through a series of offerings of our common stock, we raised aggregate net proceeds of approximately $20.8 million. In addition, the holder of our 2022 Promissory Note, as amended, elected to convert the balance of the 2022 Promissory Note and the 2022 Promissory Note is paid in full. See Note 16 for further discussion on financing activities that occurred subsequent to December 31, 2023.
Our assessment included a review of the Company’s cash forecast taking into account the financing activities described above. As a result of the review of our assessment, we believe we have sufficient cash on-hand to fund potential net cash outflows for one year following the filing date of this Annual Report on Form 10-K. Accordingly, we believe there does not exist any indication of substantial doubt about our ability to continue as a going concern for one year following the filing date of this Annual Report on Form 10-K.
We continue to focus on growing our revenues. Accordingly, operating expenditures may exceed the revenue we expect to receive for the foreseeable future. Furthermore, we have a history of operating losses and negative operating cash flows and expect these trends to continue into the foreseeable future.
As of the date of this Annual Report on Form 10-K, while we believe we have adequate capital resources to complete our near-term operations, there is no guarantee that such capital resources will be sufficient until such time we reach profitability. We may access capital markets to fund strategic acquisitions or ongoing operations on terms we believe are favorable. The timing and amount of capital that may be raised is dependent on market conditions and the terms and conditions upon which investors would require to provide such capital. The Company may utilize debt or sell newly issued equity securities through public or private transactions, or through the use of an at-the-market facility. We currently have an effective "shelf" registration statement on Form S-3 we may utilize for additional financing for the issuance of our common stock, preferred stock, warrants or units.
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

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the more significant estimates and assumptions made by management include, but are not limited to, the standalone selling price for our products and services, our various digital asset transactions, stock-based compensation, useful lives of long-lived assets, the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, the incremental borrowing rate used in accounting for leases and provision for (benefit from) income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.
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
Our revenue consists of software subscriptions, application development services and support, application transactions, which are comprised of in-app advertising and PhunToken sales. Excluding PhunToken sales, in which we are paid in advance, typically our platform revenue customers pay us on net-30 day terms.
Subscriptions and Services. We derive subscription revenue from software license fees, which comprise subscription fees from customers licensing our Software Development Kits (SDKs), which include accessing the our platform; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. Our contract terms generally range from one to three years. License fees are typically billed annually in advance.
Subscription revenue from SDK licenses gives the customer the right to access our platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period. Support and maintenance revenue is comprised of support fees for customer applications, software updates and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. We typically bill subscriptions and support and maintenance annually in advance.
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

Deferred commissions are recorded in prepaid and other current assets in our consolidated balance sheets. Changes in deferred commissions for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Balance, beginning of the year	$136	$148
Deferral of commissions earned	22	55
Recognition of commission expense	(62)	(67)
Balance, end of the year	$96	$136
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

	December 31,
	2023	2022
Customer A	—%	35%
Customer B	43%	4%
Customer C	16%	6%
Customer D	12%	8%
Cash, Cash Equivalents, and Restricted Cash
We consider all investments with a maturity of three months or less from the date of acquisition to be cash equivalents. The Company had no cash equivalents or restricted cash at December 31, 2023 or 2022.
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

	December 31,
	2023	2022
Accounts receivable	$636	$845
Less allowances for doubtful accounts	(86)	(10)
Accounts receivable, net	$550	$835
Changes in the allowance for doubtful accounts are as follows:

	December 31,
	2023	2022
Balance, beginning of year	$10	$356
Provision for doubtful accounts, net of recoveries	86	(286)
Write offs	(10)	(60)
Balance, end of year	$86	$10
Digital Assets
We currently account for all digital assets (primarily bitcoin and ethereum) held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other. We have ownership of and control over our digital assets and we use third-party custodial services or self-custody solutions to secure them. The digital assets are initially recorded at cost and are subsequently remeasured, net of any impairment losses incurred since acquisition.
We determine the fair value of our digital assets on a nonrecurring basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs). We perform an analysis each reporting period to identify whether events or changes in circumstances, principally decreases in the quoted prices on active exchanges, indicate that it is more likely than not that our digital assets are impaired. In determining if an impairment has occurred, we consider the lowest intra-day market price quoted on an active exchange since acquiring the respective digital asset. If the then current carrying value of a digital asset exceeds the fair value, an impairment loss has occurred with respect to those digital assets in the amount equal to the difference between their carrying values and the fair value.
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
In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2023, and updated it during the fourth quarter of 2023, and concluded that goodwill was impaired. Refer to Note 6, Goodwill, for further discussion on our goodwill impairment.
Long-Lived Assets
Long-lived assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, we evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2023 and 2022, all of our identifiable long-lived assets were in the United States.
We recorded an impairment loss on long-lived assets in the amount of $68 for the year ended December 31, 2023. We did not recognize any impairment losses relating to our long-lived assets during the year ended December 31, 2022.
Debt Issuance Costs and Discount
Debt discounts and direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.
Derivative Liabilities
When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether the warrant should be classified as equity or as a derivative liability on the consolidated balance sheet. In accordance with ASC 815-40, Derivatives and Hedging - Contracts in the Entity’s Own Equity (“ASC 815-40”), we classify a warrant as equity if it is indexed to our equity and several specific conditions for equity classification are met. A warrant is not considered indexed to our equity, in general, when it contains certain types of exercise contingencies or adjustments to exercise price. If a warrant is not indexed to our equity or it has net cash settlement that results in the warrants to be accounted for under ASC 480, Distinguishing Liabilities from Equity, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations. As of December 31, 2022, we had a warrant that was classified as a liability and other warrants that were classified as equity.
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
We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We did not enter into any financing leases for the year ended December 31, 2023.

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
Retirement Plan
At December 31, 2023, we administered one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may contribute a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. No employer matching contributions were made to the retirement plan during the years ended December 31, 2023 or 2022.
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
Comprehensive Loss
We apply the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. Accumulated comprehensive loss at December 31, 2023 and 2022 was due to foreign currency translation adjustments.
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

	December 31,
	2023	2022
Warrants	—	132,651
Options	17,125	19,236
Restricted stock units	96,808	59,160
Total	113,933	211,047
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
Determining which category an asset or liability falls within the hierarchy requires significant judgment. Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

    Our assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are set forth below:

	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant liability	$—	$256	$—	$256
Total	$—	$256	$—	$256

The following table sets forth the assumptions used and calculated aggregated fair values of the liability classified warrant:

	December 31, 2023	December 31, 2022
Strike price per share	N/A	$1.42
Closing price per share	N/A	$0.77
Term (years)	N/A	0.53
Volatility	N/A	102%
Risk-free rate	N/A	4.70%
Dividend Yield	—	—
The carrying value of accounts receivable, inventory, prepaid expenses, other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments.
Loss Contingencies
We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We accrue for loss contingencies when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed. Legal costs incurred in connection with loss contingencies are expensed as incurred.
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
Segment Reporting
Our chief operating decision maker is our Chief Executive Officer ("CEO"). Our CEO reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. As a result of the shutdown of our Lyte operating segment, as of December 31, 2023,we have determined that the Company operates in a single reporting segment.
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

3. Discontinued Operation
On November 1, 2023, the Company made the strategic decision to wind down and discontinue the operations of its Lyte reporting segment. The assets and liabilities classified as a discontinued operation of Lyte are presented separately in the consolidated balance sheets and consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 are presented as a discontinued operation. We generally completed the wind down of the Lyte operations as of December 31, 2023. Therefore, there was no gain or loss on disposal.
Assets and liabilities of the Lyte discontinued operation included the following:

	December 31, 2023	December 31, 2022
Accounts receivable, net	$28	$123
Inventory	—	2,780
Prepaid expenses and other current assets	—	425
Current assets of discontinued operation	28	3,328

Property and equipment, net	—	29
Goodwill	—	5,347
Intangible assets, net	—	2,524
Right-of-use asset	—	1,411
Other assets	—	77
Non-current assets of discontinued operation	—	9,388

Accounts payable	183	421
Accrued expenses	22	154
Deferred revenue	—	1,373
Lease liability	—	258
Current liabilities of discontinued operation	205	2,206

Lease liability	—	1,175
Non-current liability of discontinued operation	$—	$1,175

A breakdown of the Lyte discontinued operation in the consolidated statements of operations and comprehensive loss are set forth:

	Year Ended December 31,
	2023	2022
Net revenues	$7,567	$15,273
Cost of revenues	8,470	13,706
Gross profit	(903)	1,567

Operating expenses:
Sales and marketing	812	2,700
General and administrative	1,867	2,277
Impairment of goodwill and intangible asset	7,371	2,061
Total operating expenses	10,050	7,038
Operating loss	(10,953)	(5,471)

Other expense (income)	—	2
Total other expense	—	2
Net loss from discontinued operation	$(10,953)	$(5,469)
On March 15, 2022, we entered into a lease agreement, in which we lease approximately 21,830 square feet in Round Rock, Texas. The term of the lease was five years and commenced in July 2022. The lease provided for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we were responsible for payments equal to our proportionate share of operating expenses. During the third quarter of 2022, we recorded a right-of-use asset and corresponding lease liability of $1,545. In connection with the wind down of Lyte, we entered into a lease termination agreement in which the landlord agreed to terminate the lease for our Lyte facility effective November 30, 2023. We agreed to forfeit our security deposit of approximately $77 and we paid, on November 9, 2023, a termination fee of approximately $120. For the years ended December 31, 2023 and 2022, we recorded rent expense of $352 and $176, respectively, related to the Lyte warehouse facility, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

4. Revenue
Disaggregation of Revenue
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 88% and 93% of our net revenues from within the United States for the years ended December 31, 2023 and 2022, respectively. Revenue by geographic location is as follows:

	Year Ended December 31,
	2023	2022
Net revenues
United States	$4,267	$6,066
International	565	455
Net revenues	$4,832	$6,521
The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Year Ended December 31,
	2023	2022
Customer A	14%	1%
Customer B	11%	1%
Customer D	10%	4%
Customer E	6%	11%
Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the year ended December 31, 2023, we recognized revenue of $2,133 that was included in our deferred revenue balance as of December 31, 2022.
Remaining Performance Obligations
Remaining performance obligations consist of gross deferred revenue and backlog. Remaining performance obligations were $4,688 as of December 31, 2023, of which we expect to recognize 40% as revenue over the next 12 months and the remainder thereafter.
PhunToken
In May 2021, we announced the commencement of the selling of PhunToken. PhunToken is our innovative digital asset intended to be utilized within our token ecosystem, once developed, to help drive engagement by unlocking features and capabilities of our platform. For the year ended December 31, 2022, we sold $1,535 of PhunToken for which we received both cash and digital assets from customers. Revenue from PhunToken for the year ended December 31, 2023 was not significant.
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
As of December 31, 2023 and 2022, issued PhunToken were 377.2 million. Total supply of PhunToken is capped at 10 billion.

5. Digital Assets
Changes in our digital asset holdings for the year ended December 31, 2023 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance at December 31, 2022	$9,460	$350	$327	$10,137
Digital assets received	3	—	65	68
Purchases of digital assets	—	—	—	—
Exchanges of digital assets	—	557	(557)	—
Disposal proceeds	(14,154)	(1,236)	—	(15,390)
Gain on sale of digital assets	4,708	381	221	5,310
Impairment expense	—	—	(50)	(50)
Net balance at December 31, 2023	$17	$52	$6	$75
Changes in our digital asset holdings for the year ended December 31, 2022 were as follows:

	Bitcoin	Ethereum	Other	Total
Net balance at December 31, 2021	$28,409	$4,044	$128	$32,581
Received from customers, net of expenses	37	378	44	459
Purchases of digital assets	923	—	—	923
Exchanges of digital assets	—	(906)	906	—
Disposal proceeds	(796)	(486)	—	(1,282)
Gain on sale of digital assets	69	298	—	367
Impairment expense	(19,182)	(2,978)	(751)	(22,911)
Net balance at December 31, 2022	$9,460	$350	$327	$10,137
6. Goodwill
We test goodwill for impairment annually, as of the beginning of the fourth quarter, or more frequently when events or changes in circumstances indicate that the fair value is below its carrying value. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the estimating the fair value of each reporting unit. Subsequent to the shutdown of Lyte, the Company concluded it operated in one reporting unit.
During the fourth quarter of 2023, sufficient impairment indicators were identified by the Company that it was more-likely-than-not that goodwill was impaired, and a quantitative interim goodwill impairment test was performed. These impairment indicators included a sustained decline in the Company's stock price and volume of shares traded during the fourth quarter of 2023, which hindered fundraising. As a result of our 2023 testing, we concluded goodwill was impaired. We recorded a goodwill impairment charge of $25,820. As a result of this impairment charge, the Company's goodwill balance was completely written off as of December 31, 2023. The impairment was driven by deterioration of cash flows, as well as higher costs.
The goodwill impairment analysis referenced above used the discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. Significant assumptions in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. Estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. We believe the current assumptions and estimates utilized are both reasonable and appropriate.

7. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2023	2022
Acquisition and earn out payable	$—	$—
Payroll related expenses	15	899
Interest payable	—	618
Accounts payable settlement	—	231
Taxes	110	431
Other	312	562
Total accrued expenses	$437	$2,741
8. Debt
2022 Promissory Note
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, which includes a 10% premium, until the original maturity date of July 1, 2023. We had the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercise the deferral right the outstanding balance would automatically increase by 1.85%
On March 15, 2023, we elected to defer monthly payment obligations for April, May, June and July 2023, as permitted, at the time, by the 2022 Promissory Note. In connection therewith, we entered into a waiver agreement with the holder waiving the Payment Deferral Conditions, as defined in the 2022 Promissory Note. For agreeing to waive the Payment Deferral Conditions, we agreed to compensate the noteholder an amount equal to 5% of the outstanding balance immediately before entering into the waiver agreement. We evaluated the modification in accordance with the guidance as in ASC 470 - Debt, and we concluded that the modification was not an extinguishment of the original debt; therefore, no gain or loss was recognized upon modification.
On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extended the maturity date to May 31, 2024 and provided that effective August 1, 2023, we are required to make monthly amortization payments of at least $800 commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. Furthermore, the amendment removed the required payment due on August 1, 2023. We also granted the holder certain limited conversion rights, subject to advance payment and volume conditions. Conversions into shares of our common stock made pursuant to the limited conversion rights will be calculated on a conversion price equal to 90% of the lower of (i) the closing trading price of our common stock on the trading day immediately preceding the date for such conversion or (ii) the average closing trading price of our common stock for the five trading days immediately preceding the date for such conversion. If the holder elects to convert pursuant to the limited conversion option, such conversions will reduce the current month’s monthly amortization payment. Any conversions in any given month in excess of the $800 monthly payment will be applied to reduce the following month's required monthly amortization payment. In connection with the amendment, we agreed to pay an extension fee equal to approximately $708. The amendment also provided that the outstanding balance shall accrue interest at a rate of 8% beginning on August 1, 2023, and payment deferrals are no longer permitted. We evaluated the amendment in accordance with ASC 470 - Debt, and we concluded that the modification was an extinguishment of the original debt. Accordingly, we recorded a loss on extinguishment of debt of $237 for the year ended December 31, 2023. In accounting for the amendment, we reviewed other applicable guidance and determined the amendment met the criteria to be accounted for as share-settled debt pursuant to ASC 480-10-25-14(a) as the settlement amount is based on a fixed monetary amount settled in a variable number of shares.
Effective December 6, 2023, the Company entered into an acknowledgement and agreement with the noteholder to which the parties (a) memorialized the noteholder's waiver of the Company’s obligations to satisfy minimum balance reduction requirements in cash for each of October 2023 and November 2023 and the minimum balance reduction requirement for December 2023. As consideration for the acknowledgement and agreement, we agreed to pay the noteholder a fee in an aggregate amount equal to 7.5%, or approximately $347, of the outstanding balance of the 2022 Promissory Note. The fee was added to the outstanding balance of the 2022 Promissory Note. We evaluated the modification in accordance with the guidance as in ASC 470 - Debt, and we concluded that the modification was not an extinguishment of the original debt; therefore, no gain or loss was recognized upon modification.
During 2023, we issued 208,453 shares of our common stock to the noteholder pursuant to conversions elected by the noteholder, which amounted to payment of $1,800 of principle and accrued interest thereunder. The 2022 Promissory Note had a balance of $5,011 and debt discount of $75 as of December 31, 2023.
The noteholder subsequently converted the outstanding balance of the 2022 Promissory Note into shares of our common stock. See Note 16 below for further discussion.
Interest Expense
Interest expense amounted to $1,733 and $2,406 for the years ended December 31, 2023 and 2022, respectively.

9. Leases
As of December 31, 2023, we lease two corporate offices located in Austin, Texas and Irvine, California, with the earliest lease agreement currently terminating in March 2025 with the latest terminating in September 2027.
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
The weighted-average remaining lease term for our operating leases as of December 31, 2023 and 2022 was 3.1 years and 4.0 years, respectively. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. This approach requires significant judgment. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis at the time we enter into the lease to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 9.63% and 9.80% at December 31, 2023 and 2022, respectively.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our consolidated statement of operations and comprehensive loss. Rent expense for continuing operations under operating leases totaled $827 and $926 for the years ended December 31, 2023 and 2022, respectively.

Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations for the years ending December 31,	Lease obligations
2024	$751
2025	463
2026	370
2027	284
$1,868
Less: Portion representing interest	$(208)
$1,660
In 2021, we entered into two sublease agreements for our Miami, Florida and Irvine, California office spaces, in which the subtenants will pay us monthly base rent, subject to escalations throughout the term of the sublease. The Miami sublease agreement terminated on June 30, 2023, while the Irvine, California sublease agreement terminates on March 31, 2025. We recognized sublease income of $254 and $300 for the year ended December 31, 2023 and December 31, 2022, respectively.

10. Commitments and Contingencies
Litigation
On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”). The matter is Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, we filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara. This matter is captioned Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions are pending in arbitration. The outcome is not certain. The relief sought, as stated in the complaints, are damages according to proof, interest and costs of suit. WSGR filed a crossclaim in arbitration related to services provided to Phunware. WSGR seeks to recover fees related to the services at issue in Phunware’s actions against WSGR, of which $4,321 is recorded in accounts payable in our consolidated balance sheets as of December 31, 2023 and 2022. In March 2023, we partially settled WSGR's claims against us and paid approximately $2.2 million of the outstanding invoice amount owed to them. The claims related to the remaining balance of the payables amount owed continue to be litigated.
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss the complaint on May 27, 2022 and on July 15, 2022, Plaintiffs filed their answering brief in opposition to the motion to dismiss and a partial motion for summary judgement. All briefing and oral argument on the motion to dismiss and motion for partial summary judgement is complete. Both parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. On June 16, 2023, the Court ruled on the motions without filing a written opinion. From the bench, Vice Chancellor Cook granted Phunware’s motion to dismiss on the Texas law-based claims and denied both the motion to dismiss and partial motion for summary judgment on the Delaware law claims. The parties engaged in mediation in July 2023, but have been unable to reach a settlement, although discussions continue. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from the matter. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
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
Through December 31, 2023, we received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the consolidated balance sheet as of December 31, 2023 and 2022. We currently do not plan to raise additional material proceeds through the sales of PhunCoin Rights.
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
In 2021, we notified holders of the PhunCoin Rights to request they complete additional information needed for issuance and we currently anticipate that PhunCoin will be transferred to the holders of the Rights in 2024. Holders of the Rights may be transferred PhunCoin even if the Token Ecosystem is not yet fully developed. PhunCoin may not be able to be fully utilized until the Token Ecosystem is fully developed.
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
12. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of December 31, 2023 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 3,851,448 and 2,063,074 shares outstanding, respectively.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100 million, through or to Wainwright, as agent or principal. We are not obligated to sell shares of our common stock under the sales agreement with Wainwright. The Company and Wainwright may each terminate the sales agreement at any time with five days prior written notice. During 2023, we sold 368,707 shares of our common stock under our sales agreement with Wainwright for aggregate gross cash proceeds of $7,393. Transaction costs were $217. During 2022, we sold 52,469 shares of our common stock under our sales agreement with Wainwright for aggregate gross cash proceeds of $4,562. Transaction costs were $101. We also incurred additional transaction costs paid outside of closing of $163. Sales of shares of our common stock sold under the sales agreement will be made pursuant to an effective shelf registration statement on Form S-3 in the amount of $200 million filed with the SEC on February 1, 2022.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. On any business day selected by us, we may direct Lincoln Park to purchase up to 5,000 shares of our common stock subject to adjustment as set forth below, on such business day (or the purchase date), which we refer to as a "Regular Purchase," provided, however, that (i) a Regular Purchase may be increased to up to 7,000 shares if the closing sale price of our common stock on the Nasdaq is not below $10.00 on the applicable purchase date; (ii) a Regular Purchase may be increased to up to 9,000 shares if the closing sale price of our common stock on Nasdaq is not below $15.00 on the applicable purchase date; (iii) a Regular Purchase may be increased to up to 11,000 shares if the closing sale price of our common stock on Nasdaq is not below $25.00 on the applicable purchase date; and (iv) a Regular Purchase may be increased to up to 13,000 shares if the closing sale price of our common stock on Nasdaq is not below $37.50 on the applicable purchase date, provided, however, that if such Regular Purchase would not equal or exceed $100 thousand, then the number of shares that may be sold pursuant to such Regular Purchase is the maximum number of shares that would enable us to sell to Lincoln Park a Regular Purchase amount equal to, or as closely approximating without exceeding, $100 thousand. Lincoln Park’s committed obligation under any single Regular Purchase, subject to certain exceptions, cannot exceed $1 million. We may direct Lincoln Park to purchase shares in Regular Purchases as often as every business day, so long as the closing sale price of our common stock on such business day is not less than the floor price of $5.00 per share. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During 2023, we sold 164,106 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate gross cash proceeds of $978. Transaction costs were $97.
On December 11, 2023, we consummated a registered public offering of an aggregate of 664,307 shares of our common stock and pre-funded warrants to purchase up to 269,027 shares of our common stock pursuant to a securities purchase agreement dated December 7, 2023. The pre-funded warrants issued had an exercise price of $0.05 and were immediately exercisable any time after their original issuance until such pre-funded warrants are exercised in full. The shares were offered at a public offering price of $3.00 per share and the pre-funded warrants were offered at a public offering price of $2.95 per pre-funded warrant. The gross proceeds from the offering, before deducting the placement agent's fees and other offering expenses payable by the Company, were approximately $2,800. Transaction costs were approximately $389. The holders of pre-funded warrants exercised their rights to purchase 269,027 shares of common stock in December 2023.
Stock Repurchase Plan
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5,000. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. The stock repurchase plan is expected to be completed over the next twelve (12) months and may be amended or terminated at any time, in the sole discretion of the board. The exact means, number and timing of stock repurchases depend on market conditions, applicable legal requirements and other factors, and have been funded through the liquidation of our bitcoin holdings. During 2023, we repurchased 10,130 shares of our common stock at an aggregate repurchase price of $502.
Dividends
Dividends are paid on a when-and-if-declared basis. We did not declare any dividends during 2023 or 2022.
Warrants
As of December 31, 2023, we had no warrants outstanding. A summary of our outstanding warrants as of December 31, 2022 is set forth below:

Warrant Type	Cash Exercise Price per share	December 31, 2023	December 31, 2022

2020 Convertible Notes warrant	$71.23	—	56,226
Common stock warrants (Series F)	$461.00	—	7,548
Public Warrants (PHUNW)	$575.00	—	35,226
Private Placement Warrants	$575.00	—	33,168
Unit Purchase Option Warrants	$575.00	—	483
Total		—	132,651
In connection with the issuance of certain convertible notes, in 2020, we issued a warrant exercisable for three (3) years for the purchase, initially, of up to an aggregate of 43,200 shares of the Company's common stock at an initial exercise price of $200 per share. The number of shares and exercise price are each subject to adjustment provided under the warrant. As a result of our underwritten public offering in February 2021, the exercise price of each share decreased to $112.50 per share, and the number of shares for which the warrant is exercisable increased to 76,800 shares. Furthermore, in October 2021, we issued shares to the seller of Lyte as purchase consideration at a price of $71.23 per share, and as a result, the exercise price of the warrant adjusted accordingly and the number of shares exercisable thereunder increased to 56,226. The holder also partially exercised the warrant in 2021. The warrant expired July 15, 2023.
In 2018, but prior to our reverse merger with Stellar, we issued warrants (Series F above) to purchase an aggregate of 21,701 shares of common stock with an exercise price of $461 per share. The term of the warrants is the earlier of (i)
June 5, 2023, (ii) an acquisition, merger, or consolidation of the Company or a sale, lease or other disposition of all or substantially all of the assets of Phunware and its subsidiaries, except (a) any sale of stock for capital raising purposes, (b) purpose of changing the Company’s state of incorporation, and (c) where the stockholders of Phunware immediately before such transaction retain at least a majority of the voting power immediately following such transaction; or (iii) immediately prior to an initial public offering. The reverse merger with Stellar did not trigger an expiration of the warrant pursuant to term (ii) or (iii) above. These warrants are fully vested. As of December 31, 2023, the warrants had expired.
The Company had public warrants trading under the Nasdaq ticker symbol "PHUNW," private placement warrants and unit purchase option warrants. Each of these classes of warrants entitled the holder to purchase one share of common stock at an exercise price of $575 per share. Each of these warrants expired on December 26, 2023.

13. Stock-Based Compensation
A summary of our various equity incentive plans is set forth below:
2023 Inducement Plans
During 2023, our board of directors adopted two inducement plans; the Phunware, Inc. 2023B Inducement Plan and the 2023 Inducement Plan (collectively, the "2023 Inducement Plans"). As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2023 Inducement Plans. The plans provide of up to 24,000 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.
On June 30, 2023, we made an inducement grant to a newly hired officer of the Company of 12,000 restricted stock units under the 2023 Inducement Plan with a grant date fair value of $27.00 per share. One-third of the restricted stock units will vest on June 3, 2024 and the remainder will vest in equal installments over two annual periods beginning on June 2, 2025 and concluding on June 1, 2026, subject to the employee's continued service on such vesting date. Shares will be delivered electronically to the holder shortly after each vesting date.
On November 10, 2023, we made an inducement grant to a newly hired officer of the Company of 12,000 restricted stock units under the 2023B Inducement Plan with a grant date fair value of $7.30 per share. The restricted stock units vested on February 23, 2024 and were delivered electronically to the holder shortly after the vest date.
2022 Inducement Plan
Our board of directors adopted the Phunware, Inc. 2022 Inducement Plan (the "2022 Inducement Plan") in January 2023. As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2022 Inducement Plan. The plan provides of up to 29,412 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.
In January 2023, we made an inducement grant to a newly hired officer of the Company of 29,412 restricted stock units under the 2022 Inducement Plan with a grant date fair value of $43.50 per share. One-third, or 9,804, of the restricted stock units was scheduled to vest on December 28, 2023 and the remainder in equal installments over eight quarterly periods beginning on March 31, 2024 with the final vesting date occurring on December 28, 2025. On October 25, 2023, we entered into a separation agreement with the executive, pursuant to which the vesting of this grant was modified such that 10,000 restricted stock units vested on October 25, 2023 and 10,000 restricted stock units will vest on November 30, 2023. The balance, 9,412 unvested restricted stock units, were terminated and returned to the plan to be made available for future grants.
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
In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Equity Incentive Plan (the “2009 Plan”), that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of December 31, 2023, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 14,625. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 77,426 and 87,653 shares of common stock reserved for future issuances as of December 31, 2023 and December 31, 2022, respectively.

2018 Employee Stock Purchase Plan
Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock at a discount through accumulated contributions generally in the form of payroll deductions of up to 15% of eligible compensation, subject to caps of $25 in any calendar year and 80 shares on any purchase date. The 2018 ESPP provides for 24-month offering periods, generally beginning in June and December of each year, and each offering period consists of four six-month purchase periods. The first purchase under the 2018 ESPP was in December 2021. Participation ends automatically upon termination of employment with the Company.
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
We use a Black-Scholes option pricing model to determine the fair value of shares to be purchased under the 2018 ESPP. Stock-based compensation expense related to our 2018 ESPP for the years ended December 31, 2023 and 2022 was not significant.
The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the lesser of (i) 16,377 shares of common stock; (ii) 1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine.

The 2018 ESPP had 30,415 and 16,058 shares of common stock available for sale and reserved for issuance as of December 31, 2023 and 2022, respectively.
2009 Equity Incentive Plan
In 2009, we adopted the 2009 Plan, which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors and consultants. The exercise price of the options granted was generally equal to the value of our common stock on the date of grant, as determined by our board of directors. The awards are exercisable and vested, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allowed for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. There were no unvested shares subject to repurchase provisions outstanding as of December 31, 2023 and 2022. Upon exercise, shares will be delivered electronically to the holder pursuant to an effective registration statement. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.
Restricted Stock Units
A summary of our restricted stock unit activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2022	59,215	$77.87
Granted	208,960	$25.04
Released	(119,995)	$44.83
Forfeited	(51,372)	$39.40
Outstanding as of December 31, 2023	96,808	$25.21

During the third quarter of 2022, we granted 25,340 restricted stock unit awards to team members with an average grant date fair value of $78.50 per share. The awards granted to team members vest over a range of 39 to 49 months with various installment and vesting dates, and are subject to service conditions. We also granted 500 restricted stock units to a non-employee consultant with a grant date fair value of $85.00 per share. The award vests on March 31, 2023 and is subject to service conditions.
During the fourth quarter of 2022, we granted 780 restricted stock unit awards to team members with an average grant date fair value of $76.00 per share. The awards granted to team members vest over a range of 48 months with various installment and vesting dates, and are subject to service conditions. We also granted 7,952 restricted stock units to non-employee directors, each with a grant date fair value of $74.00. The awards granted to non-employee directors generally vest quarterly over 12 months, and are subject to service conditions.
During the first quarter of 2023, we granted 38,420 restricted stock unit awards to team members with an average grant date fair value of $46.00 per share. The vesting provisions were generally such that one-third of the awards vested immediately with the remaining vesting at various dates through November 2024. We also granted 7,454 restricted stock unit awards to members of our team in lieu of cash bonus earned during 2022 with a grant date fair value of $46.50. These awards vested immediately.
During the second quarter of 2023, we granted 6,460 restricted stock unit awards to team members with an average grant date fair value of $30.00 per share. The vesting of these awards occurs at various dates through May 2027.

During the third quarter of 2023, we granted 70,660 restricted stock unit awards to team members with an average grant date fair value of $14.00 per share. The vesting of these awards occurs at three equal installments on August 1, 2023, August 1, 2024 and August 1, 2025. We also granted 1,234 restricted stock units to a consultant. Those restricted stock units vested in full at August 31, 2023.

During the fourth quarter of 2023, we granted 18,000 restricted stock units to an executive officer with a grant date fair value of $7.315 per share. The vesting of this award was such that 10,000 restricted stock units vested upon grant, 4,000 restricted stock units vested each of November 30, 2023 and January 12, 2024. We also granted 13,320 restricted stock units to a consultant and board member in lieu of cash payments with an average grant date fair value of $6.85 per share. Those restricted stock units vested immediately.
The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.
Pursuant to an agreement entered into by us with our former Chief Executive Officer, we modified the remaining vesting schedule related to the unvested portion of the individual's outstanding equity awards as of December 2022. The original equity awards were made at multiple occurrences, each of which contained various vesting share amounts on various dates, with the last vesting period originally scheduled to occur in May 2025. As additional compensation under the agreement, we modified the vesting schedule with respect to the unvested portion of restricted stock units under the individual's awards, such that 789 restricted stock units will vest on each of the last day of each month from January 2023 through December 2023. Incremental costs associated with this modification was not significant for the year ended December 31, 2023.

Stock Options
A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	1,750	$71.73	5.60	$—
Granted	1,500	38.15
Exercised	—	—
Forfeited	(750)	54.00
Outstanding as of December 31, 2023	2,500	$56.89	4.19	$—
Exercisable as of December 31, 2023	2,500	$56.89	4.19	$—
A summary of our stock option activity under the 2009 Plan and related information is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	17,495	$40.22	4.22	$130
Granted	—	—
Exercised	(1,895)	30.36
Cancelled/Expired	(975)	67.56
Outstanding as of December 31, 2023	14,625	$39.67	2.94	$—
Exercisable as of December 31, 2023	14,625	$39.67	2.94	$—
During 2022, we granted options to purchase 1,000 shares of our common stock to two non-employee consultants with an exercise price of $85.00 per share. The options vested in various increments with the final vest date occurring on December 30, 2022.
During 2023, we granted an option to purchase 1,500 shares of our common stock to a non-employee consultant with an exercise price of $38.00 per share. As of December 31, 2023, the option had fully vested. We have historically used the Black-Scholes option pricing model to estimate the fair value of our stock option awards. Stock based compensation related to this grant was not significant.
The weighted average grant date fair value of options granted during 2023 and 2022 was $38.15 and $27.00, respectively. The total fair value for options vested during the years ended December 31, 2023 and 2022 was $6 and $42, respectively.
The aggregate intrinsic value is based on our stock price trading price on the Nasdaq Capital Market. The aggregate intrinsic value of options exercised was $16 and $50 for the years ended December 31, 2023 and 2022, respectively, and is calculated based on the difference between the estimated fair value of our common stock at the date of exercise and the exercise price.
Stock-Based Compensation
Compensation cost that has been included in our consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Year Ended December 31,
Stock-based compensation	2023	2022
Cost of revenues	$447	$210
Sales and marketing	135	104
General and administrative	3,294	2,542
Research and development	195	153
Total stock-based compensation	$4,071	$3,009
As of December 31, 2023, there was approximately $2,131 total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.0 years.

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
For the years ended December 31, 2023 and 2022, we had net losses from continuing operations before income taxes of $41,915 and $45,421, respectively. We had net losses from a discontinued operation of $10,841 and $5,469 for the years ended December 31, 2023 and 2022, respectively.
Net losses relating to U.S. operations for were $51,662 and $52,415, respectively. The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
	2023	2022
Income tax (benefit) at statutory rate (continuing operations)	$(8,800)	$(9,537)
Income tax (benefit) at statutory rate (discontinued operation)	(2,277)	(1,148)
Valuation allowance	6,319	12,894
State income tax (benefit), net of federal benefit	(1,289)	(2,114)
Business tax credit net of reserves	91	(575)
Non-deductible expenses (continuing operations)	4,840	360
Non-deductible expenses (discontinued operation)	1,123	434
Foreign income taxes at different rate	22	(310)
Income tax expense (benefit)	$29	$4
Effective tax rate	(0.05)%	(0.01)%
The provision expense (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	29	4
Foreign	—	—
Total current	29	4
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Total income tax (benefit) expense	$29	$4

The components of net deferred income taxes consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss	$58,913	$47,662
Unrealized loss on digital assets	104	6,754
Tax credits	1,940	1,940
Reserves and accruals	62	332
Leases - lease liability	430	1,019
Amortization of acquired intangibles	4,726	2,624
Other deferred tax assets	603	686
Gross deferred tax assets	66,778	61,017

Less valuation allowance	(65,375)	(59,057)
Total deferred tax assets	1,403	1,960

Deferred tax liabilities:
Amortization of acquired intangibles	—	—
Leases - right of use asset	(376)	(931)
Other deferred tax liabilities	(1,027)	(1,029)
Total deferred tax liabilities	(1,403)	(1,960)
Net deferred tax liabilities	$—	$—
As of December 31, 2023, we had net operating loss ("NOL") carryforwards of $236,697 and $133,099 for federal and state income tax purposes, respectively. The federal net operating losses of $85,674 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $151,023 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.
As of December 31, 2023, we had research and development ("R&D") credit carryforwards of approximately $2,286 and $1,622 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.
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
As of December 31, 2023, we had not yet completed an analysis of the deferred tax assets for its NOL and tax credits. The future utilization of our net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. In order to make this determination, we will need to complete an analysis regarding the limitation of the net operating loss.
We have established a full valuation allowance for our deferred tax assets due to uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets. We monitor positive and negative factors that may arise in the future as we assess the need for a valuation allowance against our deferred tax assets. As of December 31, 2023 and 2022, we have a valuation allowance of $65,375 and $59,057, respectively, against our deferred tax assets.

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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2023	2022
Unrecognized tax benefits, beginning of period	$1,757	$1,545
Tax positions taken in prior periods:
Gross increases	—	—
Gross decreases	—	—

Tax positions taken in current period:
Gross increases	—	212
Settlements	—	—

Lapse of statute of limitations	—	—

Unrecognized tax benefits, end of period	$1,757	$1,757
Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022.
We are subject to taxation in the United States and various state jurisdictions. Our tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.
We have ownership interest in controlled foreign corporations. During 2023, we analyzed the potential impact of the Global Intangible Low-Taxed Income and the Base Erosion and Anti-Abuse Tax provisions of the Tax Cuts and Jobs Act signed into law in 2017. Based on the foreign subsidiaries' tax position, we will not incur any impact relating to these two provisions.
The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act did not have a material impact on our financial results for the years ended December 31, 2023 and 2022.
The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act did not have a material impact on our financial results for the year ended December 31, 2023 and 2022.

15. Subsequent Events
The Company has evaluated subsequent events through the date the financial statements were issued.
Additional Equity Financings
In a series of equity financings, we sold an aggregate of 2,696,000 shares of our common stock and issued pre-funded warrants to purchase up to 974,000 shares of our common stock. The gross proceeds from the offering, before deducting the placement agent's fees and other offering expenses payable by the Company, were approximately $22.6 million. Placement agent transaction costs were approximately $1.8 million. The holders of the pre-funded warrants exercised their rights to purchase 974,000 shares of common stock.
2022 Promissory Note
In January and February 2024, we issued 336,550 shares of our common stock to the holder of our 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant the terms of the amended 2022 Promissory Note, as well as, the Company granting the noteholder permission for certain additional conversions. In connection with the Company granting the holder additional conversion rights, the noteholder agreed to waive an aggregate of $535. As a result of the conversions, the 2022 Promissory Note is paid-in-full.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation and the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in internal control over financial reporting related to the design of information technology general controls ("ITGCs") related to user access, program change and appropriate segregation of duties for certain IT applications. Further, as a result of cost cutting measures and headcount turnover in our accounting function, business process controls across the Company's financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer.
Management will seek to update current processes and/or provide sufficient resources toward the proper mitigation of these material control weaknesses. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the current ages and the names and positions of our directors and executive officers as of December 31, 2023:

Name	Age	Position
Executive Officers
Michael Snavely	55	Chief Executive Officer and Class III Director
Troy Reisner	56	Chief Financial Officer
Chris Olive	54	Chief Legal Officer

Non-Employee Directors
Stephen Chen (1)(2)(3)	41	Class I Director, Chairperson
Rahul Mewawalla (1)(2)(3)	45	Class I Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Mr. Elliot Han, age 47, was appointed as a Class II non-employee director on January 21, 2024.

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
Michael Snavely joined Phunware as its Chief Revenue officer in September 2023 and was appointed as Chief Executive Officer effective October 25, 2023. Mr. Snavely was also appointed to serve as a Class III director effective October 26, 2023 to fill the vacancy left when Russell Buyse resigned as Chief Executive Officer on October 25, 2023 and Class III director on October 26, 2023. Prior to joining Phunware, Mr. Snavely served as the General Manager of Vidable AI, a unit of Sonic Foundry (Nasdaq: SOFO) of Madison, Wisconsin since 2022. From 2019 until 2022, Mr. Snavely was chief commercial officer at CBANC, which provides a professional network of U.S. banking institutions, the people that work for them and the vendors who serve them. From 2017 to 2018, Mr. Snavely served as president of Springbox, a growth and transformation consulting firm, which was acquired by Prophet in 2019. From 2016 to 2017, he worked for Tile as a global business development leader. Mr. Snavely was previously employed by Phunware from 2014 to 2016, as the executive vice president of global software sales and marketing. Prior to working at Phunware, Mr. Snavely worked at Mutual Mobile (2011 - 2014), Bazaarvoice (2009 - 2011) and The Alliant Group (2007 - 2009), among other roles in his career. Mr. Snavely earned a BA from the College of Wooster in Wooster, Ohio and a J.D. from The Ohio State University. He is licensed (inactive) as an attorney at law in the State of Ohio.
Troy Reisner has served as Phunware's Chief Financial Officer since June 2023. Previously he was the Chief Financial Officer at Keystone Tower Systems, Inc., a manufacturer of wind turbine towers, headquartered in Denver, Colorado. Prior to joining Keystone in December 2019, Mr. Reisner was a partner with the public accounting firm of Deloitte & Touche LLP until his retirement in June 2019. In January 2022, he was appointed to the board of CEA Industries, Inc., (Nasdaq: CEAD), which designs, engineers and sells environmental control and other technologies for the controlled environment agriculture industry, where he also serves as chairman of their audit committee and member of their compensation and strategic investments committee. Mr. Reisner earned a B.S. degree in Accounting from Southern Illinois University at Edwardsville, has practiced as a Certified Public Accountant for over 30 years and is licensed (inactive) as a CPA in the State of Missouri.
Chris Olive joined Phunware in April 2022 as Chief Legal Officer. Prior to his tenure at Phunware, Mr. Olive was a partner at Bracewell LLP in Dallas, Texas, from 2006 to 2022. Mr. Olive brings to Phunware diverse transactional and regulatory experience, based upon his representation of clients in various capacities in, among other things, complex, bespoke and customized credit facilities, structured financings, swaps and derivatives, insurance finance, corporate acquisitions, financial instrument and commodity purchase and sale and repurchase transactions and related banking, financial and other regulatory matters. He has also served as an associate at Jones Day and served in the United States Army Judge Advocate General’s Corps. Mr. Olive has a BBA in Finance with honors from the University of Miami, a JD from the Southern Methodist University School of Law and an LLM in Banking & Finance Law with distinction from the University of London.
Non-Employee Directors
The following biographical descriptions set forth certain information with respect our non-employee directors based on information furnished to us by each such director.
Stephen Chen, who was elected to serve as a non-employee Class I director in November 2022 and currently serves as Chairperson of our board of directors is a board-tested operational leader and chief financial officer. Since July 2016, Mr. Chen has served as chief financial officer of Kent Moore Capital, an investment and advisory firm focused on specialty finance, where he also currently sits on the board of directors. Also, since 2016, Mr. Chen has served as chief financial officer of BioIntegrate, a regenerative medicine company. Mr. Chen has been involved in blockchain related projects since 2018, and, in 2021, he co-founded IHBit Global, a diversified blockchain holding company with assets including a crypto exchange, token project, electronic sports team and basketball team. From 2012 to 2016, Mr. Chen was a director for Hudson International, a global private investment firm. From 2008 to 2012, he led the emerging markets investment banking team at Oppenheimer Investments North America. Prior to joining Oppenheimer, Mr. Chen was a Vice President at J.P. Morgan. Mr. Chen has a B.S. degree from Brown University.
We believe Mr. Chen is qualified to serve as a member of our Board because of his expertise in financial services and technology, including blockchain.
Rahul Mewawalla was appointed to serve as a non-employee Class I director of Phunware in September 2021. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership expertise across technology, internet, software, telecommunications, financial services, media, consumer, enterprise, digital and blockchain companies. He has held several executive leadership roles, and currently serves as Chief Executive Officer and President of Mawson Infrastructure Group Inc., a digital infrastructure company and previously served as Chief Executive Officer and President of Xpanse Inc., a software, technology and fintech company from 2020 to 2021, as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a national financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a software-as-a-service and technology platforms company from 2014 to 2020, as Vice President at Nokia Corporation, a global technology and telecommunications company from 2010 to 2012, as Vice President at General Electric Company’s NBCUniversal, a global media, entertainment and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc., a global internet and technology company from 2005 to 2008. Mr. Mewawalla has served as a board director with numerous NASDAQ-listed public companies, including as Chairman of the Board, Board Committee Chairman, Chairman of the Audit Committee, Chairman of the Compensation Committee, Nominating and Governance Committee Member, Special Committee Member, Strategic Transactions Committee Member and Board Director at publicly traded companies, including at Rocky Mountain Chocolate Factory Inc (Nasdaq: RMCF), Lion Group Holding (Nasdaq: LGHL), Aquarius II Acquisition Corporation (Nasdaq: AQUB), Four Leaf Acquisition Corporation (Nasdaq: FORL) and Mawson Infrastructure Group, Inc. (Nasdaq: MIGI). Mr. Mewawalla also served as an independent board director at SOS Children’s Villages USA. He has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as Advisor to Stanford University's Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned an MBA from the Kellogg School of Management at Northwestern University and a BBS from the University of Delhi.
We believe Mr. Mewawalla’s extensive digital, technology, products, platforms, mobile, strategic and operational expertise, as well as his executive leadership experience, qualify him to serve as a director of the Company.
Elliot Han was appointed to serve as a Class II non-employee director on January 21, 2024. Mr. Han is a Partner at PGP Capital Advisors, a boutique investment/merchant bank where he focuses on mergers & acquisitions and corporate finance both in the domestic and international arena. Mr. Han has extensive knowledge and expertise in corporate finance; corporate development & strategy; corporate law; start-up operations; investments; and digital asset finance (blockchain/cryptocurrencies). Mr. Han has held leadership positions at a variety of organizations, including Cantor Fitzgerald (Head of FinTech/Blockchain, Crypto & Digital Assets Investment Banking & Head of Technology Equity Capital Markets); the New York Stock Exchange (Head of FinTech & Consumer Tech Capital Markets); Jefferies (Head of West Coast Technology Equity Capital Markets); Goldman Sachs (Executive Director, Business Unit Manager and Operating Officer for UK and Emerging

Markets Investment Banking). Mr. Han was also part of the management team at the Argon Group, a leading blockchain/crypto software technology & advisory start-up. He has also spent time as a corporate lawyer at Freshfields Bruckhaus Deringer and began his career at Credit Suisse/CSFB. Mr. Han graduated with a BA from Columbia University, a Master’s degree from Oxford University, and law & MA degrees from Cambridge University. Mr. Han is also a board trustee, limited partner, and investor in various technology companies, funds, and educational institutions.

We believe Mr. Han’s extensive corporate finance, corporate development and strategy, corporate law and digital asset finance expertise qualify him to serve as a director of the Company.
Additional Information
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and its individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the state of Delaware (Cause No. 2022-0168-LWW). Plaintiffs alleged that they invested in various early rounds of financing while the Company was private and that Phunware should not have subjected their shares to a 180-day “lock up” period. Among others, Alan Knitowski, Randall Crowder, Matt Aune, Kathy Tan Mayor and Eric Manlunas, each of whom served as executive officers and/or directors as of December 17, 2019 have been named as defendants in the lawsuit. Mr. Knitowski, Mr. Aune's and Mr. Crowder's employment terminated with the Company effective December 27, 2022, June 30, 2023 and November 30, 2023, respectively. Mr. Manlunas resigned from our board effective October 1, 2023 and Ms. Mayor resigned from our board effective October 26, 2023.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2023, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except for a late Form 4 filing by Troy Reisner on July 7, 2023 to report acquisition of restricted stock units of our common stock, which occurred on June 30, 2023, a late Form 4 filing by Randall Crowder on August 28, 2023 to report a sale of our common stock which occurred on August 21, 2023, a late Form 4 filing by Randall Crowder on November 14, 2023 to report an acquisition of our common stock which occurred on June 1, 2023, a late Form 4 filing by Chris Olive on November 14, 2023 to report an acquisition of our common stock which occurred on June 1, 2023, a late Form 4 filing by Michael Snavely on November 22, 2023 to report an acquisition of our common stock which occurred on November 15, 2023.
CORPORATE GOVERNANCE
Board Composition
Our business affairs are managed under the direction of the Board. The Board currently consists of four members, three of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market ("Nasdaq"). Mr. Snavely, who also serves as our Chief Executive Officer, is not considered independent.
The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•the Class I directors are currently Stephen Chen, and Rahul Mewawalla, and their terms will expire at the 2025 Annual Meeting of Stockholders;
•the Class II director is currently Elliot Han, and his term will expire at the 2026 Annual Meeting of Stockholders; and
•the Class III director is currently Michael Snavely, and his term will expire at the 2024 Annual Meeting of Stockholders.
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

On January 21, 2024, Elliot Han was appointed as a Class II non-employee director. On January 22, 2024, the Board appointed Chris Olive to serve as a Class II director. Subsequent to Mr. Olive’s appointment, the Board resolved to reduce the size of the Board to a total of four directors, comprised of two Class I directors, one Class II director and one Class III director. In connection with the reduction of the size of the Board, Chris Olive resigned as a director of the Company on January 22, 2024. Mr. Olive’s resignation was not due to any disagreement with the Company, its management, the Board or any committee thereof, or with respect to any matter relating to our operations, policies, or practices.
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
Audit Committee
We have established a designated standing audit committee. Messrs. Stephen Chen, Elliot Han and Rahul Mewawalla, each of whom is a non-employee member of the Board, comprise our Audit Committee. Mr. Mewawalla is the Chairperson of our Audit Committee. We have determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. During the fiscal year ended December 31, 2023, the committee met four times. The Audit Committee is responsible for, among other things:

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
Audit Committee Financial Expert
The Board determined Messrs. Stephen Chen and Rahul Mewawalla are both independent directors pursuant to Nasdaq's governance listing standards and each meet the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC. In making this determination, our Board has considered prior experience, business acumen and independence.

Item 11. Executive Compensation.
Phunware’s named executive officers (each a "NEO"), which consist of any person who served as principal executive officer ("PEO") during 2023 and the next two most highly compensated executive officers who served as such in for 2023, are:
Michael Snavely, Chief Executive Officer
Russell Buyse, Former Chief Executive Officer
Troy Reisner, Chief Financial Officer
Chris Olive, Chief Legal Officer
Summary Compensation Table
The following table sets forth information regarding the total compensation paid to our named executive officers for the last two fiscal years ended December 31, 2023 and 2022:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Michael Snavely, Chief Executive Officer(4)	2023	101,073	15,000	219,450	4,438	339,961
Russell Buyse, Former Chief Executive Officer(5)	2023	293,403	—	—	57,997	351,400
	2022	3,693	40,000	—	—	43,693
Troy Reisner, Chief Financial Officer(6)	2023	202,841	—	324,000	8,940	535,781
Chris Olive, Chief Legal Officer(7)	2023	300,000	—	87,640	26,630	414,270
	2022	225,000	34,907	925,000	19,270	1,204,177

(1)	Reflects actual earnings, which may differ from approved based salaries due to the effective date of salary increases.
(2)	Amounts represent the aggregate grant date fair value of stock options or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. The actual value realized by the named executive officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date such stock is sold.
(3)	Amounts shown in this column include contributions Phunware made on behalf of the named executive officer for inclusion in our medical benefits programs.
(4)	Mr. Snavely joined the Company as its Chief Revenue Officer on September 12, 2023. Mr. Snavely was appointed the Company's Chief Executive Officer effective October 25, 2023. Mr Snavely was paid a sign-on bonus of $5,000 pursuant to the terms of his employment agreement as Chief Revenue Officer and $10,000 pursuant to the terms of his employment agreement as Chief Executive Officer.
(5)
Mr. Buyse served as our CEO from December 28, 2022 until October 25, 2023. Mr. Buyse received additional compensation of $6,000 for service on our Board for the period from November 21, 2022 to December 27, 2022, which is excluded above. Subsequent to the date of his appointment as CEO, Mr. Buyse did not receive additional compensation as a member of our Board during his tenure on the board, which terminated on October 26, 2023. See Director Compensation below. Mr. Buyse was further paid a sign-on bonus of $40,000, pursuant to the terms of his employment agreement.

(6)	Mr. Reisner joined the Company as its Chief Financial Officer on June 2, 2023.
(7)	Mr. Olive joined the Company as its Chief Legal Officer on April 1, 2022.

Executive Employment Agreements
We entered into employment agreements with each of the named executive officers noted above, of which only Michael Snavely, Troy Reisner and Chris Olive remain currently employed by the Company. The employment agreements with our NEOs generally provide for at-will employment and set forth each named executive officer's base salary, bonus target, severance eligibility and eligibility for other standard employee benefit plan participation.
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
Mr. Snavely’s Employment Agreement
We entered into an employment agreement, dated as of October 25, 2023, with Michael Snavely, who services as our Chief Executive Officer. Mr. Snavely is employed by the Company on an at-will basis, meaning that either Mr. Snavely or the Company may terminate the employment relationship at any time with or without cause.
The employment agreement provides for an initial base salary of $350,000 per year, a sign-on bonus of $10,000, eligibility in the Company’s bonus programs established by the Board or any committee of the board and eligibility to participate in our employee benefit programs. Under the terms of his employment agreement, the Company provided Mr. Snavely an initial grant of 30,000 restricted stock units (adjusted for reverse stock split) with various vesting dates and a separate grant of $750,000 restricted stock units on or before January 31, 2024 with vesting to commence on March 31, 2024.
If the Company terminates Mr. Snavely’s employment without cause at any time, or if Mr. Snavely resigns for good reason, and in each case, such termination or resignation occurs outside of a Change in Control Period, as defined in the employment agreement, Mr. Snavely is entitled to:
•Executive Accrued Benefits, which include (i) Mr. Snavely’s unpaid base salary, if any, through the date of termination, resignation, or separation, (ii) reimbursement for Mr. Snavely’s documented, reasonable and necessary business expenses incurred but not paid, if any, through the date of termination, and (iii) any other amounts or benefits to which Mr. Snavely is entitled on termination under applicable law, Company policy or plan, or other agreement to which Mr. Snavely is a party with the Company;
•continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for nine (9) months from the date of termination; and
•partial immediate vesting of Mr. Snavely’s then unvested initial restricted stock unit award.
If the Company terminates Mr. Snavely’s employment without cause at any time, or if Mr. Snavely resigns for good reason, and in each case, such termination or resignation occurs during a Change in Control Period, as defined in the employment agreement, Mr. Snavely is entitled to:
•Executive Accrued Benefits, which include (i) Mr. Snavely’s unpaid base salary, if any, through the date of termination, resignation, or separation, (ii) reimbursement for Mr. Snavely’s documented, reasonable and necessary business expenses incurred but not paid, if any, through the date of termination, and (iii) any other amounts or benefits to which Mr. Snavely is entitled on termination under applicable law, Company policy or plan, or other agreement to which Mr. Snavely is a party with the Company;
•continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for nine (9) months from the date of termination; and
•immediate vesting as to 100% of Mr. Snavely’s then unvested initial restricted stock unit award.

Mr. Reisner’s Employment Agreement
We entered into an employment agreement, dated as of June 2, 2023, with Troy Reisner, who serves as our Chief Financial Officer. Mr. Reisner is employed by the Company on an at-will basis, meaning that either Mr. Reisner or the Company may terminate the employment relationship at any time with or without cause.
The employment agreement provides for an initial base salary of $350,000 per year, eligibility in the Company’s bonus programs established by the Board or any committee of the Board and eligibility to participate in our employee benefit programs. Under the terms of his employment agreement, the Company provided Mr. Reisner a one-time grant of 12,000 restricted stock units (adjusted for reverse stock split) on June 2, 2023. The restricted stock units granted to Mr. Reisner are subject to a separate award agreement, which outlines the specifics of such grant, including but not limited to, the vesting schedule, forfeiture for cause provisions, the Company’s buyback rights and other restrictions and terms.
If the Company terminates Mr. Reisner’s employment without cause at any time, or if Mr. Reisner resigns for good reason, and in each case, such termination or resignation occurs outside a Change in Control Period, as defined in the employment agreement, Mr. Reisner is entitled to:
•Executive Accrued Benefits, which include (i) Mr. Reisner’s unpaid base salary, if any, through the date of termination, resignation, or separation, (ii) reimbursement for Mr. Reisner’s documented, reasonable and necessary business expenses incurred but not paid, if any, through the date of termination, and (iii) any other amounts or benefits to which Mr. Reisner is entitled on termination under applicable law, Company policy or plan, or other agreement to which Mr. Reisner is a party with the Company;
•continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for nine (9) months from the date of termination; and
•partial immediate vesting of Mr. Reisner’s then unvested initial restricted stock unit award.
If the Company terminates Mr. Reisner’s employment without cause at any time, or if Mr. Reiner resigns for good reason, and in each case, such termination or resignation occurs during a Change in Control Period, as defined in the employment agreement, Mr. Reisner is entitled to:
•Executive Accrued Benefits, which include (i) Mr. Reisner’s unpaid base salary, if any, through the date of termination, resignation, or separation, (ii) reimbursement for Mr. Reisner’s documented, reasonable and necessary business expenses incurred but not paid, if any, through the date of termination, and (iii) any other amounts or benefits to which Mr. Reisner is entitled on termination under applicable law, Company policy or plan, or other agreement to which Mr. Reisner is a party with the Company;
•continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for nine (9) months from the date of termination; and
•immediate vesting as to 100% of Mr. Reisner’s then unvested initial restricted stock unit award.
Mr. Olive's Employment Agreement
We entered into an employment agreement, as amended and restated in September 2022, with Chris Olive, who serves as our Chief Legal Officer. The agreement has an initial term of four years from his April 2022 hire date and automatically renews for additional one year terms, unless either party provides ninety (90) day notice. If a change in control, as defined in the agreements, occurs when there are fewer than twelve (12) months remaining during the initial term or an additional term, the term of the employment agreement will extend automatically through the date that is twelve (12) months following the effective date of the change in control.
The employment agreement provides for an initial base salary of $300,000 per year, eligibility in the Company's bonus programs established by the Board or any committee of the Board, and eligibility to participate in our employee benefit programs. Under the terms of his employment agreement, the Company provided Mr. Olive a one-time grant of 10,000 restricted stock units (adjusted for reverse stock split) on September 16, 2022. The restricted stock units granted to Mr. Olive are subject to a separate award agreement, which outlines the specifics of such grant, including but not limited to, the vesting schedule, forfeiture for cause provisions, the Company’s buyback rights and other restrictions and terms.
Mr. Olive is eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control, as defined in the agreements:

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
In the case of a Change in Control, if Mr. Olive is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:
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
Outstanding Equity Awards at Fiscal Year-End
The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2023, after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty:

		Options Awards				Restricted Stock Unit Awards
	Grant Date	Number of Securities Underlying Unexercised Options		Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
Name		Exercisable	Unexercisable
Michael Snavely	11/10/2023	—	—	—	—	12,000	(1)	49,200
	11/10/2023	—	—	—	—	4,000	(1)	16,400
Russell Buyse	1/4/2023	—	—	—	—	—	(2)	—
Troy Reisner	6/30/2023	—	—	—	—	12,000	(2)	49,200
Chris Olive	9/16/2022	—	—	—	—	10,000	(3)	41,000
	8/31/2023	—	—	—	—	6,260	(3)	25,666

(1)	Mr. Snavely was granted 12,000 restricted stock units on November 10, 2023. The restricted stock units vested on February 23, 2024. Mr. Snavely was also granted 18,000 restricted stock units on November 10, 2023, of which 10,000 restricted stock units vested upon grant and 4,000 restricted stock units vested on each of November 30, 2023 and January 12, 2024.
(2)	Mr. Buyse was granted 29,412 restricted stock units on January 4, 2023. Mr. Buyse terminated from the Company effective October 25, 2023. In connection therewith, the Company and Mr. Buyse entered into a Confidential Transition, Consulting and General Release Agreement, in which the Company modified the vesting schedule for this grant, such that 10,000 restricted stock units vested on October 25, 2023 and 10,000 restricted stock units vested of November 30, 2023. The balance, 9,412 restricted stock units, terminated.
(3)	Mr. Reisner was granted 12,000 restricted stock units on June 30, 2023. One-third of the restricted stock units will vest on June 3, 2024 and one-third will vest annually in equal installments beginning on June 2, 2025 with the final vesting date occurring on June 1, 2026
(3)	Mr. Olive was granted 10,000 restricted stock units on September 16, 2022. The restricted stock units vest at various rates with 2,708 restricted stock units vesting on May 8, 2023, 811 restricted stock units vesting on each of August 8, 2023 and November 8, 2023 and 810 restricted stock units vesting on each of May 8, 2024, August 8, 2024, November 8, 2024, May 8, 2025, August 8, 2025, November 8, 2025 and March 31, 2026, subject to his continued employment with the Company on each such vesting date. Mr. Olive was also granted 6,260 restricted stock units on August 31, 2023. The restricted stock units vest annually commencing on August 1, 2024, with a final vesting date of August 3, 2026.

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
The following table sets forth certain information with respect to the compensation paid to our directors, excluding reasonable travel expenses, for the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Stephen Chen	100,000	—	100,000
Ryan Costello(2)	135,000	—	135,000
Eric Manlunas(3)	76,875	—	76,875
Kathy Tan Mayor(4)	86,458	—	86,458
Rahul Mewawalla	109,167	—	109,167

(1)
This column reflects the aggregate grant date fair value of restricted stock units granted during 2023 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2023. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

(2)	Mr. Costello resigned from our Board effective December 31, 2023
(3)	Mr. Manlunas resigned from our Board effective October 1, 2023
(4)	Ms. Mayor resigned from our Board effective October 26, 2023
Outstanding Equity Awards as Fiscal Year-End
There were no equity awards outstanding to our non-employee directors as of December 31, 2023.
Registrant's Action to Recover Erroneously Awarded Compensation
We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity compensation plan information as of December 31, 2023 after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	17,118	(2)	$42.04	(3)	107,942
Equity compensation plans not approved by security holders(4)	—	(5)	$—	(3)	9,412

(1)	The following plans have been approved by the Company's stockholders: 2009 Equity Incentive Plan (the "2009 Plan"), 2018 Equity Incentive Plan (the "2018 Plan") and 2018 Employee Stock Purchase Plan (the "2018 ESPP").
(2)
The 2009 Plan terminated on December 26, 2018. The shares reserved for issuance under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us may be added to the 2018 Plan. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2023, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is equal to 14,618, which is not included in the column (c) above. In addition the foregoing, excludes unvested restricted stock unit awards granted. As of December 31, 2023, 96,808 restricted stock unit awards were outstanding in the 2018 Plan.

(3)	As there is no exercise price associated with the restricted share awards, such shares are not included in the weighted-average price calculation.
(4)	The following plans were adopted by the Company's Board without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4): 2022 Inducement Plan, 2023 Inducement Plan and 2023B Inducement Plan
(5)	Excludes unvested restricted stock unit awards granted. As of December 31, 2023, 24,000 restricted stock unit awards were outstanding in equity compensation plans not approved by security holders.
The number of shares of Common Stock reserved and available for issuance under the 2018 Plan is subject to an automatic annual increase on each January 1st, by an amount equal to five percent (5%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31st or such lesser number of shares of Common Stock as approved by the Administrator (as defined in the 2018 Plan). The number of shares of Common Stock reserved and available for issuance under the 2018 ESPP is subject to an automatic annual increase on each January 1st, by the lesser of (i) 16,377 shares of Common Stock, (ii) one and one-half percent (1.5%) of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31st, or (iii) such lesser number of shares of Common Stock as determined by the Administrator (as defined in the 2018 ESPP).

For additional information on the Company's equity compensation plans, refer to Note 13 "Stock-Based Compensation" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Beneficial Ownership of Principal Shareholders and Management
The following table sets forth information with respect to the beneficial ownership of our common stock as of February 20, 2024, for:

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
Effective February 27, 2023, we implemented a reverse stock split of outstanding shares of our common stock at a ratio of one for fifty, Applicable percentage ownership is based on 8,027,082 shares of our common stock outstanding as of February 20, 2024. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of February 20, 2024. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 1002 West Avenue, Austin, Texas 78701.

Name of Beneficial Owner(1)	Shares	Percentage
Named Executive Officers, Executive Officers and Directors:
Michael Snavely	11,543	0.1%
Troy Reisner	—	—%
Chris Olive	3,794	—%
Stephen Chen	2,095	—%
Elliot Han	—	—%
Rahul Mewawalla	4,576	0.1%
All executive officers and directors as a group (6 persons)	22,008	0.2%

(1)	Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

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
Related Person Transactions
The following is a summary of our related party transactions since January 1, 2023.
Confidential Transition, Consulting and General Release Agreement with Russell Buyse. On October 25, 2023, the Company entered into a Confidential Transition, Consulting and General Release Agreement with Russell Buyse. The transition agreement provided that Mr. Buyse's employment as chief executive officer terminated effective the same date. Furthermore, effective on October 26, 2023, Mr. Buyse freely and voluntarily resigned his position as a director of the Board. The Company and Mr. Buyse agreed that from the period of October 26, 2023 and continuing through November 10, 2023, Mr. Buyse would serve as a consultant to the Company. The Company and Mr. Buyse both agreed to a mutual general release, which excludes certain specified types of claims. Mr. Buyse also agreed to certain restrictive covenants, including confidentiality, non-compete and non-solicitation provisions.

    As compensation for his service as a consultant during the period noted above, Mr. Buyse received aggregate gross compensation of $40,000, less applicable withholdings, payable in four (4) bi-monthly installments of $10,000, beginning October 31, 2023 and concluding on December 15, 2023. The Company will also reimburse Mr. Buyse for continuation coverage under the Company's group health plan in accordance with COBRA through March 31, 2024.

    During the course of his employment with the Company, Mr. Buyse was awarded a grant of restricted stock units. As of the October 25, 2023, Mr. Buyse had approximately 29,412 unvested restricted stock units (adjusted for reverse stock split) pursuant to the grant with original vesting commencing on December 28, 2023 and concluding on December 28, 2025. As additional compensation under the transition agreement, the Company modified the vesting schedule with respect to the unvested portion of Mr. Buyse's restricted stock unit award, such that 10,000 restricted stock units vested on October 25, 2023 and 10,000 restricted stock units vested of November 30, 2023. The balance, 9,412 restricted stock units terminated.
Confidential Transition, Consulting and General Release Agreement with Matt Aune. On June 2, 2023, the Company entered into a Confidential Transition, Consulting and General Release Agreement with Matt Aune. The separation agreement with Mr. Aune provided that he would cease as the Company’s Chief Financial Officer as of June 2, 2023 and his employment terminated with the Company effective June 30, 2023. The Company and Mr. Aune agreed that from the period of the July 1, 2023 and continuing through December 31, 2023, Mr. Aune would provide certain additional transitional services to the Company.

    In exchange for Mr. Aune's performance of obligations to the Company under the terms of the separation agreement, including a general release of claims which excludes certain specified types of claims, Mr. Aune received severance consisting of (i) six months of his continued base salary (in the aggregate amount of $175,000), which commenced on July 1, 2023 and concluded on December 31, 2023, in bi-monthly installments and in accordance with the Company’s general payroll policies, less applicable taxes and withholdings, (ii) the Company paid continuation coverage under the Company’s group health plan in accordance with COBRA for Mr. Aune, his spouse and his dependents, through December 31, 2023, and (iii) accelerated vesting of 2,647 restricted stock units (adjusted for reverse stock split), which vested on June 30, 2023.

    In exchange for Mr. Aune’s continued service as an advisor through December 31, 2023, Mr. Aune received accelerated vesting of any then-remaining unvested restricted stock units on December 31, 2023.

    Confidential Separation and General Release Agreement with Matt Lull. On May 30, 2023, the Company entered into a Confidential Separation and General Release Agreement with Matt Lull. The separation agreement provides that Mr. Lull's employment with the Company terminated effective May 29, 2023. The Company and Mr. Lull agreed that from the period of May 29, 2023 and continuing through August 31, 2023, Mr. Lull would serve as a special advisor to the Company. The Company and Mr. Lull both agreed to a mutual general release, which excludes certain specified types of claims. Mr. Lull also agreed to certain restrictive covenants, including confidentiality, non-compete and non-solicitation provisions.

    As compensation for his service as a special advisor, Mr. Lull received aggregate gross cash compensation of $105,000, less applicable withholdings, of which $50,000 was paid on June 15, 2023, $12,500 was paid on each of July 15, 2023 and August 15, 2023 and $7,500 was payable in monthly installments beginning on September 15, 2023 and concluding on December 15, 2023. The Company also reimbursed Mr. Lull for continuation coverage under the Company's group health plan in accordance with COBRA through December 31, 2023. As additional compensation under the separation agreement, the Company accelerated the vesting of 4,375 restricted stock units (adjusted for reverse stock split), which vested on June 1, 2023, and 2,917 unvested restricted stock units (adjusted for reverse stock split), terminated in accordance with the Company's 2018 Equity Incentive Plan.

    Confidential Transition, Consulting and General Release Agreement with Alan Knitowski. On December 13, 2022, the Company entered into a Confidential Transition, Consulting and General Release Agreement with Alan Knitowski. The transition agreement provides that Mr. Knitowski's employment terminated effective on the December 27, 2022. Furthermore, effective on December 27, 2022, Mr. Knitowski freely and voluntarily resigned his position as a director of the Board. The Company and Mr. Knitowski agreed that from the period of December 27, 2022 and continuing through December 31, 2023, Mr. Knitowski would serve as a special advisor to the Company. The Company and Mr. Knitowski both agreed to a mutual general release, which excludes certain specified types of claims. Mr. Knitowski also agreed to certain restrictive covenants, including confidentiality, non-compete and non-solicitation provisions.

    As compensation for his service as a special advisor during the period noted above, Mr. Knitowski received aggregate gross compensation of $225,000, less applicable withholdings, paid in twelve (12) monthly installments of $18,750, beginning January 31, 2023. The monthly installment payments were made in the form of cash and issuance of common stock of the Company. The Company also reimbursed Mr. Knitowski for continuation coverage under the Company's group health plan in accordance with COBRA through December 31, 2023.

    During the course of his employment with the Company, Mr. Knitowski was awarded a certain number of grants of restricted stock units. As of the December 27, 2022, Mr. Knitowski had approximately 9,466 unvested restricted stock units (adjusted for reverse stock split), under multiple awards, each of which contained various vesting share amounts on various dates, with the last vesting period scheduled to occur in May 2025. As additional compensation under the transition agreement, the Company modified the vesting schedule with respect to the unvested portion of Mr. Knitowski's restricted stock units, such that 789 restricted stock units vested on each of the last day of each month from January 2023 through December 2023.
Director Independence
Our common stock is listed on Nasdaq. Under the rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. Compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act.
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
We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Messrs. Stephen Chen, Elliott Han and Rahul Mewawalla, representing three of our four directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.
Board Leadership Structure / Lead Independent Director
We believe that the structure of our Board and Board committees provides strong overall management. The Chair of our Board and our Chief Executive Officer roles are separate. Mr. Snavely serves as our Chief Executive Officer and Stephen Chen serves as Chair of our Board. This structure enables each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our Board monitors the content, quality and timeliness of information sent to our Board and is available for consultation with our Board regarding the oversight of its business affairs. Our independent directors bring experience, oversight and expertise from outside of Phunware, while Mr. Snavely brings company-specific experience and expertise.
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

Item 14. Principal Accounting Fees and Services.
Principal Accountant Fees and Services
The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees(1)	$321,672	$338,815
Audit-related Fees(2)	39,140	102,485
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total Fees	$360,812	$441,300

(1)	“Audit Fees” consist of fees for professional services rendered in connection with the audit of our annual consolidated financial statements, including audited financial statements presented in our annual report on Form 10-K, review of our quarterly financial statements presented in our quarterly report on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years, including audit services in connection with filing registration statements, and amendments thereto.
(2)	“Audit-related Fees” consist of fees related to audit and assurance procedures not otherwise included in Audit Fees, including fees related to the application of GAAP to proposed transactions and new accounting pronouncements.
(3)	“Tax Fees” consist of tax return preparation, international and domestic tax studies, consulting and planning.
(4)	“All Other Fees” consist of the cost of a subscription to an accounting research tool.
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
3.4
Certificate of Amendment to the Certificate of Incorporation filed February 23, 2024 (Inccorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (File No. 00-37862) filed with the SEC on February 28, 2024.)

4.1	Specimen common stock certificate of the Registrant (Incorporated by reference to Exhibit 4.3 of Stellar’s Form S-4/A (File No. 333-224227), filed with the SEC on November 6, 2018).
4.2	Description of Securities (Incorporated by reference to Exhibit 4.15 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2021).
10.1+
Phunware, Inc. 2018 Equity Incentive Plan, Amended and Restated as of November 11, 2022 (Incorporated by reference to Annex A of the Registrant's Schedule 14A (File No. 001-37862), filed with the SEC on August 31, 2022).

10.2+	Phunware, Inc. 2018 Employee Stock Purchase Plan (Incorporated by reference to Annex E of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on November 13, 2018).
10.3+	Phunware, Inc. 2009 Equity Incentive Plan (Incorporated by reference to Exhibit 10.15 of the Registrant’s Form S-4 (File No. 333-224227), filed with the SEC on April 11, 2018).
10.4	Form of Token Rights Agreement (Incorporated by reference to Exhibit 10.23 of the Registrant’s Form S-4/A (File No. 333-224227), filed with the SEC on October 2, 2018).
10.5	Form of Purchase Agreement (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.6	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 5, 2019).
10.7	Form of Cryptocurrency Payment Agreement (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 21, 2019).

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

10.13+	Employment Agreement between the Registrant and Alan Knitowski (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.14+	Employment Agreement between the Registrant and Matt Aune (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.15+	Employment Agreement between the Registrant and Randall Crowder (Incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.16+	Employment Agreement between the Registrant and Luan Dang (Incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
10.17
At Market Issuance Sales Agreement by and between Phunware, Inc. and HC Wainwright & Co., LLC dated January 31, 2022 (Incorporated by reference to Exhibit 1.2 of the Registrant's Form S-3 (File No. 333-262461) filed with the SEC on February 1, 2022).

10.18
Note Purchase Agreement dated October 15, 2021, between Phunware, Inc. and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed with the SEC on October 19, 2021).

10.19
Lease Agreement, dated March 15, 2022, between Phunware, Inc. and Jonsson ATX Warehouse, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on March 18, 2022).

10.20
Lease Termination Agreement, dated November 9, 2023, between Phunware, Inc. and Jonsson ATX Warehouse, LLC (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 001-37862) filed with the SEC on November 13, 2023.)

10.21
Lease Agreement, dated June 3, 2022, between Phunware, Inc. and ATX Acquisitions, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 10, 2020).

10.22
Note Purchase Agreement, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

10.23
Promissory Note, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

10.24+
Amendment No. 1 to Employment Agreement by and between Phunware, Inc. and Matt Aune (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No.001-37862) filed with the SEC on September 30, 2022).

10.25+
Amendment No. 1 to Employment Agreement by and between Phunware, Inc. and Randall Crowder (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No.001-37862) filed with the SEC on September 30, 2022).

10.26+
Amended and Restated Employment Agreement by and between Phunware, Inc. and Matt Lull (Incorporated by reference to Exhibit 10.44 of the Registrant's Form 10-K (File no. 001-37862), filed with the SEC on March 31, 2023).

10.27+
Amended and Restated Employment Agreement by and between Phunware, Inc. and Chris Olive (Incorporated by reference to Exhibit 10.45 of the Registrants Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2023).

10.28+
Confidential Executive Employment Agreement by and between Phunware, Inc. and Russell Buyse dated November 11, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on November 14, 2022).

10.29+
Confidential Transition, Consulting and General Release Agreement by and between Phunware, Inc. and Alan S. Knitowski executed on December 13, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on December 16, 2022).

10.30+	Phunware, Inc. 2022 Inducement Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 6, 2023).
10.31+	Phunware, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q (File No. 001-37862) filed with the SEC on November 13, 2023).
10.32+*	Phunware, Inc. 2023B Inducement Plan.

10.33+
Confidential Employment Agreement by and between Phunware, Inc. and Troy Reisner dated June 2, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 2, 2023).

10.34+
Confidential Separation, Transition, and General Release Agreement by and between Phunware, Inc. and Matt Aune dated June 2, 2023. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 8, 2023).

10.35
Purchase Agreement, dated August 22, 2023, by and between Phunware, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.36
Registration Rights Agreement, dated as of August 22, 2023, by and between Phunware, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.37+
Confidential Employment Agreement by and between Phunware, Inc. and Mike Snavely dated September 5, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on September 8, 2023).

10.38+
Confidential Separation, Consulting and General Release Agreement by and between Phunware, Inc. and Russell Buyse dated October 25, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 26, 2023).

10.39+
Confidential Employment Agreement by and between Phunware, Inc. and Mike Snavely dated October 25, 2023 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 26, 2023).

10.40
Acknowledgement and Agreement effective December 6, 2023 by and between Phunware, Inc. and Streeterville Capital, LLC. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 6, 2023).

10.41
Form of Securities Purchase Agreement dated as of December 7, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 11, 2023).

10.42
Placement Agency Agreement dated December 7, 2023, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 11, 2023).

10.43
Form of Securities Purchase Agreement dated as of January 16, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.44
Placement Agency Agreement dated January 16, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.45
Form of Securities Purchase Agreement dated as of January 18, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.46
Placement Agency Agreement dated January 16, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.47
Form of Securities Purchase Agreement dated as of February 7, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 9, 2024).

10.48
Placement Agency Agreement dated February 7, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 9, 2024).

14.1	Code of Business Conduct and Ethics as of December 26, 2018 (Incorporated by reference to Exhibit 14.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 20, 2019).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Executive Incentive Compensation Recoupment Policy
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*

*    Filed herewith
**    Furnished herewith
+    Indicates a management contract or compensatory plan or arrangement
Item 16. Form 10–K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: March 15, 2024	By:	/s/ Michael Snavely
Title: Chief Executive Officer
(Principal Executive Officer)

Date: March 15, 2024	By:	/s/ Troy Reisner
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Michael Snavely and Troy Reisner, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Snavely	Chief Executive Officer and Director	March 15, 2024
Michael Snavely	(Principal Executive Officer)

/s/ Troy Reisner	Chief Financial Officer	March 15, 2024
Troy Reisner	(Principal Accounting and Financial Officer)

/s/ Stephen Chen	Director	March 15, 2024
Stephen Chen

/s/ Elliot Han	Director	March 15, 2024
Elliot Han

/s/ Rahul Mewawalla	Director	March 15, 2024
Rahul Mewawalla