Form 10-Q
period 2024-03-31
Phunware, Inc.
filed 2024-05-13
CIK 1665300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2024, 8,272,091 shares of common stock, par value $0.0001 per share, were outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Phunware, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share information)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,567	$3,934
Accounts receivable, net of allowance for doubtful accounts of $86 at March 31, 2024 and December 31, 2023	637	550
Digital assets	19	75
Prepaid expenses and other current assets	385	374
Current assets of discontinued operation	28	28
Total current assets	22,636	4,961
Property and equipment, net	35	40
Right-of-use asset	1,325	1,451
Other assets	276	276
Total assets	$24,272	$6,728
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,070	$7,836
Accrued expenses	239	437
Lease liability	656	629
Deferred revenue	1,012	1,258
PhunCoin deposits	1,202	1,202
Current maturities of long-term debt, net	—	4,936
Current liabilities of discontinued operation	—	205
Total current liabilities	8,179	16,503
Deferred revenue	611	651
Lease liability	857	1,031
Total liabilities	9,647	18,185
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 8,282,221 shares issued and 8,272,091 shares outstanding as of March 31, 2024; and 3,861,578 shares issued and 3,851,448 shares outstanding as of December 31, 2023	1	—
Treasury stock at cost; 10,130 shares at March 31, 2024 and December 31, 2023	(502)	(502)
Additional paid-in capital	320,840	292,467
Accumulated other comprehensive loss	(418)	(418)
Accumulated deficit	(305,296)	(303,004)
Total stockholders’ equity (deficit)	14,625	(11,457)
Total liabilities and stockholders’ equity (deficit)	$24,272	$6,728
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenues	$921	$1,344
Cost of revenues	397	1,271
Gross profit	524	73

Operating expenses:
Sales and marketing	443	856
General and administrative	2,471	4,142
Research and development	484	1,769
Total operating expenses	3,398	6,767
Operating loss	(2,874)	(6,694)

Other income (expense):
Interest expense	(108)	(537)
Gain on extinguishment of debt	535	—
Impairment of digital assets	(56)	(50)
Fair value adjustment of warrant liability	—	253
Gain on sale of digital assets	—	3,214
Other income, net	211	102
Total other income	582	2,982
Loss before taxes	(2,292)	(3,712)
Income tax expense	—	—
Net loss from continuing operations	(2,292)	(3,712)
Net loss from discontinued operation, net of $0 tax	—	(557)
Net loss	(2,292)	(4,269)
Other comprehensive income:
Cumulative translation adjustment	—	23
Comprehensive loss	$(2,292)	$(4,246)

Net loss per share from continuing operations, basic and diluted	$(0.33)	$(1.80)
Net loss per share from discontinued operations, basic and diluted	$—	$(0.27)

Weighted-average common shares used to compute loss per share, basic and diluted	6,864,226	2,063,379
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
(In thousands, except share information)
(Unaudited)

	Common Stock		Treasury stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances as of December 31, 2023	3,861,578	$—	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	16,000	—	—	—	—	—	—	—
Issuance of common stock in lieu of consulting fees	11,453	—	—	—	35	—	—	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	—	—	—	4,505	—	—	4,505
Sale of common stock & exercise of prefunded warrants, net of issuance costs	3,915,009	1	—	—	23,203	—	—	23,204
Fractional share issuances as a result of reverse stock split	141,631	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	630	—	—	630
Net loss	—	—	—	—	—	(2,292)	—	(2,292)
Balances as of March 31, 2024	8,282,221	$1	(10,130)	$(502)	$320,840	$(305,296)	$(418)	$14,625

	Common Stock		Treasury stock		Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2022	2,063,074	$—	—	$—	$275,572	$(250,219)	$(472)	$24,881
Exercise of stock options, net of vesting of restricted shares	1,895	—	—	—	58	—	—	58
Release of restricted stock	16,977	—	—	—	—	—	—	—
Issuance of common stock in lieu of cash bonus & consulting fees	7,454	—	—	—	347	—	—	347
Stock-based compensation expense	—	—	—	—	1,336	—	—	1,336
Cumulative translation adjustment	—	—	—	—	—	—	23	23
Treasury stock repurchase	—	—	(9,230)	(475)	—	—	—	(475)
Net loss	—	—	—	—	—	(4,269)	—	(4,269)
Balances as of March 31, 2023	2,089,400	$—	(9,230)	$(475)	$277,313	$(254,488)	$(449)	$21,901
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss from continuing operations	$(2,292)	$(3,712)
Net loss from discontinued operations	—	(557)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of digital assets	—	(3,214)
Gain on extinguishment of debt	(535)	—
Stock based compensation	630	1,362
Other adjustments	329	313
Changes in operating assets and liabilities:
Accounts receivable	(82)	(284)
Prepaid expenses and other assets	(11)	(116)
Accounts payable and accrued expenses	(2,893)	(52)
Lease liability payments	(185)	(263)
Deferred revenue	(286)	(114)
Net cash used in operating activities from continued operations	(5,325)	(6,637)
Net cash used in operating activities from discontinued operations	(205)	(745)
Net cash used in operating activities	(5,530)	(7,382)
Investing activities
Proceeds received from sale of digital currencies	—	10,790
Net cash provided by investing activities - continuing operations	—	10,790
Net cash used in investing activities - discontinued operation	—	(6)
Net cash provided by investing activities	—	10,784
Financing activities
Payments on borrowings	—	(4,270)
Proceeds from sales of common stock	23,204	—
Proceeds from exercise of options to purchase common stock	—	58
Payments on common stock repurchases	—	(475)
Net cash provided by (used in) by financing activities	23,204	(4,687)

Effect of exchange rate on cash	(41)	24
Net increase (decrease) in cash and cash equivalents	17,633	(1,261)
Cash at the beginning of the period	3,934	1,955
Cash and cash equivalents at the end of the period	$21,567	$694

Supplemental disclosure of cash flow information
Interest paid	$4	$434
Income taxes paid	$26	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$4,505	$—
Issuance of common stock for payment of bonuses and consulting fees	$35	$347
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except share and per share information)
(Unaudited)
1. The Company and Basis of Presentation
The Company
Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that enables brands to engage, manage and monetize their anytime, anywhere users worldwide. Our mobile experience platform guides users through the entire customer journey. Our location-based technology offers brands mobile engagement, content management and analytics to best interact with their customers. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.
Basis of Presentation
The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The balance sheet at December 31, 2023 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2024 and the results of operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim period.
Certain reclassifications have been made to our condensed consolidated statement of cash flows for the three months ended March 31, 2024. We combined individual line items that we considered to be immaterial and recorded these in our condensed consolidated statement of cash flows as other adjustments to conform to current year presentation. The reclassifications had no impact on previously reported operating, investing or financing activities.
The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Discontinued Operations
On November 1, 2023, we committed to a plan to discontinue and wind down the operations of Lyte Technology, Inc. ("Lyte"), which the Company determined met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification ("ASC") Topic 205-20, Discontinued Operations. Prior periods were recast such that the basis of presentation is consistent with current year presentation. For additional information, see Note 3.
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
On December 21, 2023, the Company received a letter from Nasdaq notifying the Company that, as of December 20, 2023, the Company's common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Nasdaq had determined to delist the Company's common stock from the Nasdaq Capital Market. The notice provided the Company an opportunity to appeal the Nasdaq's decision to delist the Company's common stock. On December 22, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Nasdaq's delisting determination.
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
2. Summary of Significant Accounting Policies
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2023, except as set forth below.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on our condensed consolidated financial statements and disclosures.
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

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

	March 31, 2024	December 31, 2023
Customer A	36%	43%
Customer B	14%	16%
Customer C	4%	12%
Discontinued Operation
On November 1, 2023, the Company made the strategic decision to wind down and discontinue the operations of its Lyte reporting segment. We generally completed the wind down of the Lyte operations as of December 31, 2023.
A summary of the Lyte discontinued operation in the condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2023 is set forth below:

Net revenues	$3,403
Cost of revenues	3,115
Gross profit	288

Operating expenses:
Sales and marketing	272
General and administrative	570
Research and development	3
Total operating expenses	845
Operating loss	$(557)
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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Warrants	—	132,651
Options	13,011	17,341
Restricted stock units	78,387	109,605
Total	91,398	259,597
4. Revenue
Subscriptions and services revenue consist of platform license subscriptions and application development services. Application transaction revenue is comprised of in-app advertising. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, "Summary of Significant Accounting Policies," in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.
Disaggregation of Revenue
The following table sets forth our net revenues by category:

	Three Months Ended March 31,
	2024	2023
Subscriptions and services revenue	$454	$1,156
Application transaction	467	188
Net revenues	$921	$1,344
The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three Months Ended March 31,
	2024	2023
Customer A	33%	5%
Customer B	4%	30%
Customer D	14%	22%
We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived over 98% of our net revenues from within the United States for the three months ended March 31, 2024 and 2023.
Deferred Revenue
Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2024, we recognized revenue of $440 that was included in our deferred revenue balance as of December 31, 2023.
Remaining Performance Obligations
Remaining performance obligations were $4,609 as of March 31, 2024, of which we expect to recognize approximately 37% as revenue over the next 12 months and the remainder thereafter.

5. Debt
2022 Promissory Note
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, which includes a 10% premium until the original maturity date of July 1, 2023. We had the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, were satisfied. In the event we exercise the deferral right, the outstanding balance will automatically increase by 1.85%.
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
On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extended the maturity date to May 31, 2024 and provided that effective August 1, 2023, we are required to make monthly amortization payments of at least $800 commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. Furthermore, the amendment removed the required payment due on August 1, 2023. We also granted the holder certain limited conversion rights, subject to advance payment and volume conditions. Conversions into shares of our common stock made pursuant to the limited conversion rights will be calculated on a conversion price equal to 90% of the lower of (i) the closing trading price of our common stock on the trading day immediately preceding the date for such conversion or (ii) the average closing trading price of our common stock for the five trading days immediately preceding the date for such conversion. If the holder elects to convert pursuant to the limited conversion option, such conversions will reduce the current month’s monthly amortization payment. Any conversions in any given month in excess of the $800 monthly payment will be applied to reduce the following month's required monthly amortization payment. In connection with the amendment, we agreed to pay an extension fee equal to approximately $708. The amendment also provided that the outstanding balance shall accrue interest at a rate of 8% beginning on August 1, 2023, and payment deferrals were no longer permitted.
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
During the first quarter of 2024, we issued 336,550 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.
Interest Expense
Interest expense amounted to $108 and $537 for three months ended March 31, 2024 and 2023, respectively.

6. Leases
Further information regarding our other office leases and accounting thereof are located in Note 2, "Summary of Significant Accounting Policies," and Note 9, "Leases," in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.
We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended March 31, 2024 and 2023 was $170 and $325, respectively. The weighted-average remaining lease term for operating leases as of March 31, 2024 was 2.9 years.
Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2024 (Remainder)	$566
2025	463
2026	370
2027	284
$1,683
Less: Portion representing interest	(170)
$1,513

7. Commitments and Contingencies
Litigation
On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC ("WSGR"), Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There is $2,159 and $4,321 in accounts payable in our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. relating to these WSGR claims.
On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day "lock up" period. Plaintiffs also allege that Phunware's stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss Plaintiffs' complaint on May 27, 2022, and on July 15, 2022 Plaintiffs filed their answering brief in opposition to the motion to dismiss and a motion for partial summary judgment. The parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. On June 16, 2023, the Court ruled on the motions without filing a written opinion. From the bench, Vice Chancellor Cook granted Phunware's motion to dismiss on the Texas law claims and denied both the motion to dismiss and motion for partial summary judgment on the Delaware law claims.

The parties engaged in mediation in July 2023 but were unable to reach a settlement, and settlement discussions continue. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or reasonably estimable. Additionally, we cannot presently estimate the range of loss, if any, that may result from this lawsuit. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.
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

8. Stockholders’ Equity
Common Stock
Total common stock authorized to be issued as of March 31, 2024 was 1,000,000,000 shares, with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 8,272,091 and 3,851,448 shares of our common stock outstanding, respectively.
On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100 million, through or to Wainwright, as agent or principal. During the first quarter of 2024, we sold 245,009 shares of our common stock under our sales agreement with Wainwright for aggregate gross cash proceeds of $2,536. Transaction costs were $52. As of March 31, 2024, $85.5 million of shares of our common stock remains issuable pursuant to the sales agreement with Wainwright.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. We did not sell any shares of our common stock to Lincoln Park during the first quarter of 2024.
During the first quarter of 2024, we sold an aggregate of 2,696,000 shares of our common stock and issued pre-funded warrants to purchase up to 974,000 shares of our common stock. The aggregate gross proceeds from the offerings were $22,600. Aggregate transaction costs, including placement agent fees, were approximately $1,880. The holders of the pre-funded warrants exercised their rights to purchase 974,000 shares of our common stock.
Stock Repurchase Plan
On January 5, 2023, our board of directors authorized and approved a stock repurchase program for the repurchase of outstanding shares of our common stock with an aggregate value of up to $5 million. The stock repurchase plan may be amended or terminated at any time, in the sole discretion of our board of directors. The authorization permits us to repurchase shares of our common stock from time-to-time through open market repurchases at prevailing market prices, in accordance with federal securities laws. During 2023, we repurchased an aggregate 10,130 shares of our common stock at an aggregate repurchase price of $502.

9. Stock-Based Compensation
There have been no material changes to the terms of our various equity incentive plans since the filing of our Annual Report on Form 10-K. Refer to Note 13, "Stock-Based Compensation," in our Annual Report on Form 10-K filed with the SEC on March 15, 2024 for more information.
Stock-Based Compensation
Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended March 31,
Stock-based compensation	2024	2023
Cost of revenues	$45	$253
Sales and marketing	14	97
General and administrative	556	859
Research and development	15	153
Total stock-based compensation	$630	$1,362
As of March 31, 2024, there was approximately $1,539 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.2 years.
Restricted Stock Units
A summary of our restricted stock unit activity for the three months ended March 31, 2024 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	96,808	$25.21
Granted	9,032	4.13
Released	(27,453)	17.25
Forfeited	—	—
Outstanding as of March 31, 2024	78,387	$25.58
Stock Options
A summary of our stock option activity under the 2018 Equity Incentive Plan (the "2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,500	$56.89	4.2	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of March 31, 2024	2,500	$56.89	3.9	$—
Exercisable as of March 31, 2024	2,500	$56.89	3.9	$—
A summary of our option activity under our 2009 Equity Incentive Plan (the "2019 Plan") and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,625	$39.67	2.9	$—
Granted	—	—
Exercised	—	—
Forfeited	(4,114)	44.54
Outstanding as of March 31, 2024	10,511	$37.77	3.8	$—
Exercisable as of March 31, 2024	10,511	$37.77	3.8	$—
Our stock benefit plans had 274,491 and 86,837 shares of common stock reserved for future issuances under our equity incentive plans as of March 31, 2024 and December 31, 2023, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of March 31, 2024, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 10,511.
Furthermore, there were 46,791 and 30,415 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of March 31, 2024 and December 31, 2023, respectively.

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

•Integration of our SDK licenses into existing applications maintained by our customers;

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
Backlog and Deferred Revenue. Backlog represents future amounts to be invoiced under our current agreements. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 46% of our backlog as of March 31, 2024 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
In addition, our deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues, and provides visibility into future revenue streams.
The following table sets forth our backlog and deferred revenue:

	March 31, 2024	December 31, 2023
(in thousands)
Backlog	$2,803	$2,750
Deferred revenue	1,623	1,909
Total backlog and deferred revenue	$4,426	$4,659

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
The following table sets forth the non-GAAP financial measures we monitor.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Adjusted gross profit (1)	$569	$326
Adjusted gross margin (1)	61.8%	24.3%
Adjusted EBITDA (2)	$(2,028)	$(5,217)
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
(2)Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, (ii) income tax expense, (iii) depreciation, and further adjusted for (iv) non-cash impairment, (v) valuation adjustments and (vi) stock-based compensation expense.

Reconciliation of Non-GAAP Financial Measures
The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Gross profit	$524	$73
Add back: Stock-based compensation	45	253
Adjusted gross profit	$569	$326
Adjusted gross margin	61.8%	24.3%

	Three Months Ended March 31,
(in thousands)	2024	2023
Net loss from continuing operations	$(2,292)	$(3,712)
Add back: Depreciation	5	13
Add back: Interest expense	108	537
EBITDA	(2,179)	(3,162)
Add back: Stock-based compensation	630	1,362
Less: Gain on extinguishment of debt	(535)	—
Add back: Impairment of digital currencies	56	50
Less: Fair value adjustment for warrant liabilities	—	(253)
Less: Gain on sale of digital assets	—	(3,214)
Adjusted EBITDA	$(2,028)	$(5,217)

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
Subscriptions and Services
Subscription revenue is derived from software license fees, which are comprised of subscription fees from customers licensing our Software Development Kits (SDKs), that include access to our platform. Services revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees of customer applications, software updates and technical support for application development services for a support term.
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
Application transaction gross profit is equal to application transaction revenue less cost of revenue associated with application transactions. Application transaction gross profit is impacted by the cost of advertising traffic we pay to our suppliers and amount of traffic which we can purchase from those suppliers and ethereum blockchain fees paid to deliver PhunToken. As a result, our application transaction gross profit may fluctuate from period to period due to variable costs of advertising traffic.

Gross Margin
Gross margin measures gross profit as a percentage of revenue. Gross margin is generally impacted by the same factors that affect changes in the mix of platform and hardware revenue.
Operating Expenses
Our operating expenses include sales and marketing expenses, general and administrative expenses and research and development expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and, in sales and marketing expense, commissions.
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

Results of Operations
Net Revenues

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Net Revenues
Subscriptions and services revenue	$454	$1,156	$(702)	(60.7)%
Application transaction	$467	$188	279	148.4%
Net revenues	$921	$1,344	$(423)	(31.5)%
Subscriptions and services revenue as percentage of total revenue	49.3%	86.0%
Application transaction as percentage of total revenue	50.7%	14.0%
Net revenues decreased $0.4 million, or 31.5%, for the three months ended March 31, 2024 compared to the corresponding period in 2023.
Platform revenue decreased $0.7 million, or (60.7)%, for the three months ended March 31, 2024 compared to the corresponding period in 2023, primarily due to $0.3 million related to a customer contract termination, which occurred in 2023 and $0.2 million decrease in customer reimbursable expenses.
Application transaction revenue increased $0.3 million, or 148.4%, for the three months ended March 31, 2024 compared to the corresponding period in 2023, due to the timing of advertising campaigns.
Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,			Change
(in thousands, except percentages)	2024		2023	Amount	%
Cost of Revenues
Subscriptions and services revenue	$214		$1,191	$(977)	(82.0)%
Application transaction	$183		$80	103	128.8%
Total cost of revenues	$397		$1,271	$(874)	(68.8)%

Gross Profit
Subscriptions and services revenue	$240		$(35)	$275	(785.7)%
Application transaction	$284		$108	$176	163.0%
Total gross profit	$524		$73	$451	617.8%

Gross Margin
Subscriptions and services revenue	52.9%		(3.0)%
Application transaction	60.8%		57.4%
Total gross margin	56.9%	%	5.4%
Total gross profit increased $0.5 million, or 617.8%, for the three months ended March 31, 2024 compared to the corresponding period of 2023, as a result of a decrease of $0.2 million in stock-based compensation expense and higher application transaction revenue and gross profit.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Operating expenses
Sales and marketing	$443	$856	$(413)	(48.2)%
General and administrative	2,471	4,142	(1,671)	(40.3)%
Research and development	484	1,769	(1,285)	(72.6)%
Total operating expenses	$3,398	$6,767	$(3,369)	(49.8)%
Sales and Marketing
Sales and marketing expense decreased $0.4 million, or (48.2)%, for the three months ended March 31, 2024 compared to the corresponding period of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.
General and Administrative
General and administrative expense decreased $1.7 million, or 40.3%, for the three months ended March 31, 2024 compared to the corresponding period of 2023, due to a $0.9 million decrease in payroll and related expenses as a result of lower headcount, $0.4 million decrease in consulting expenses and $0.3 million decrease in stock-based compensation expense.
Research and Development
Research and development expense decreased $1.3 million, or (72.6)%, for the three months ended March 31, 2024 compared to the corresponding period of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.

Other expense

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Other income (expense)
Interest expense	$(108)	$(537)
Loss on extinguishment of debt	535	—
Impairment of digital assets	(56)	(50)
Gain on sale of digital assets	—	3,214
Fair value adjustment of warrant liability	—	253
Other income	211	102
Total other income	$582	$2,982
During the three months ended March 31, 2024, we recorded other income of $0.6 million primarily as a result of a gain on the extinguishment of our 2022 Promissory Note.
During the three months ended March 31, 2023, we recorded other income of $3.0 million primarily as a result of gains on sales of our digital asset holdings.

Liquidity and Capital Resources
As of March 31, 2024, we held total cash of $21.6 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.
On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we may issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we may sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement (the "ATM Agreement") we entered into with H.C. Wainwright & Co., LLC on January 31, 2022. During the three-month period ended March 31, 2024, the Company sold approximately 245,009 share pursuant to the ATM Agreement at an average price of approximately $10.35 per share, resulting in approximately $2.5 million of net proceeds to the Company after deducting commissions and other offering expenses. As of the date of this Report, shares of our common stock with a maximum aggregate offering price of up to $85.5 million may be sold pursuant to the sales agreement.
On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (referred to herein as the 2022 Promissory Note) with an original principal amount of $12.8 million in a private placement. After deducting all transaction fees paid by us at closing, net cash proceeds to us at closing were $11.8 million. No interest was to accrue on the 2022 Promissory Note. On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extended the maturity date to June 1, 2024 and provided that effective August 1, 2023, we were required to make monthly amortization payments of at least $800 thousand commencing on August 31, 2023 until the 2022 Promissory Note is paid-in-full. We also granted the noteholder certain limited conversion rights, which if elected by the noteholder, would reduce the required monthly payment. The limited conversion rights were subject to advance payment and volume conditions. The amendment also provided that the outstanding balance shall accrue interest at a rate of 8% and payment deferrals are no longer permitted under the 2022 Promissory Note. During the first quarter of 2024, we issued 336,550 shares of our common stock to the holder of the 2022 Promissory Note. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.
On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30.0 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During the three-month period ended March 31, 2024, we did not sell any shares to Lincoln Park. As of the date of this Report, $29.0 million in value of shares of our common stock remains issuable pursuant to the purchase agreement with Lincoln Park.
On January 16, 2024, we entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of an aggregate of 800,000 shares of our common stock and pre-funded warrants to purchase up to 950,000 shares of our common stock for gross proceeds of approximately $7 million. The holders of the pre-funded warrants have exercised their rights to purchase all of the underlying common stock.
On January 18, 2024, we entered into a definitive securities purchase agreement with certain institutional investors for the purchase and sale of an aggregate of 1,096,000 shares of our common stock and pre-funded warrants to purchase up to 24,000 shares of our common stock for gross proceeds of approximately $5.6 million. The holders of the pre-funded warrants have exercised their rights to purchase all of the underlying common stock.
On February 9, 2024, we consummated a registered public offering of an aggregate of 800,000 shares of our common stock. We entered into securities purchase agreements with certain institutional investors, and as a result of the registered public offering, we raised gross proceeds of approximately $10 million.
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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2024	2023
Consolidated statement of cash flows
Net cash used in operating activities	$(5,530)	$(7,382)
Net cash provided by investing activities	$—	$10,784
Net cash provided by (used in) by financing activities	$23,204	$(4,687)
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
We utilized $5.5 million of cash from operating activities during the three months ended March 31, 2024, resulting in a net loss of $2.3 million. The net loss included non-cash charges of $0.4 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $3.5 million, primarily relating to a decrease in accounts payable and accrued expenses.
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

Investing Activities
Investing activities for the three months ended March 31, 2023 consisted mainly of the sales of our digital asset holdings.

Financing Activities
Our financing activities during the three months ended March 31, 2024 consisted of various sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information.
Our financing activities during the three months ended March 31, 2023 consisted of payments on our 2022 Promissory Note of $4.3 million and $0.5 million for repurchases of shares of our common stock.

Contractual Obligations
Information set forth in Note 6, "Leases," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements
Through March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.
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
Except for the changes described in Note 2, "Summary of Significant Accounting Policies," in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in internal control over financial reporting related to the design of information technology general controls ("ITGCs") related to user access, program change and appropriate segregation of duties for certain IT applications. Further, as a result of cost cutting measures and headcount turnover in our accounting function, business process controls across the Company's financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer.
Our planned remediation efforts to address the above material weaknesses are ongoing and include designing and implementing ITGCs to manage user access and program changes across our key systems and investing in the hiring of additional personnel and/or implementing additional compensating controls in our accounting function due to limited personnel. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.
Changes in Internal Control over Financial Reporting
Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information set forth under the "Litigation" subheading in Note 7, "Commitments and Contingencies," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 15, 2024 for the year ended December 31, 2023 or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
From time to time, our officers or members of our board of directors may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Other than as described below, during the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.
Michael Snavely, our Chief Executive Officer, an officer for the purposes of Section 16 of the Exchange Act, entered into a prearranged stock trading plan on March 14, 2024. Mr. Snavely's trading plan provides for the sale of up to 30,732 shares of the Company's common stock between June 13, 2024 and June 13, 2025. The trading plan is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and Phunware's policies regarding transactions in securities of the Company.

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

4.1	Description of Securities (Incorporated by reference to Exhibit 4.15 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2021).
10.1
Form of Securities Purchase Agreement dated as of January 16, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.2
Placement Agency Agreement dated January 16, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.3
Form of Securities Purchase Agreement dated as of January 18, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.4
Placement Agency Agreement dated January 18, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.5
Form of Securities Purchase Agreement dated as of February 7, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 9, 2024).

10.6
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

May 13, 2024	Phunware, Inc.

	By:	/s/ Michael Snavely
		Name:	Michael Snavely
		Title:	Chief Executive Officer
(Principal Executive Officer)

May 13, 2024	By:	/s/ Troy Reisner
		Name:	Troy Reisner
		Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)