Form 10-Q
period 2024-06-30
Phunware, Inc.
filed 2024-08-09
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

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

As of August 5, 2024, 11,339,155 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Current assets:
Cash	$20,369	$3,934
Accounts receivable, net of allowance for doubtful accounts of $86 at June 30, 2024 and December 31, 2023	972	550
Digital currencies	19	75
Prepaid expenses and other current assets	293	374
Current assets of discontinued operation	—	28
Total current assets	21,653	4,961
Property and equipment, net	31	40
Right-of-use asset	1,108	1,451
Other assets	276	276
Total assets	$23,068	$6,728

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	4,787	7,836
Accrued expenses	293	437
Lease liability	429	629
Deferred revenue	975	1,258
PhunCoin subscription payable	1,202	1,202
Debt	—	4,936
Current liabilities of discontinued operation	—	205
Total current liabilities	7,686	16,503

Deferred revenue	512	651
Lease liability	780	1,031
Total liabilities	8,978	18,185

Commitments and contingencies (see Note 7)

Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 8,620,380 shares issued and 8,610,250 shares outstanding as of June 30, 2024; and 3,861,578 shares issued and 3,851,448 shares outstanding as of December 31, 2023	1	—
Treasury Stock at cost; 10,130 shares as of June 30, 2024 and December 31, 2023	(502)	(502)
Additional paid-in capital	322,936	292,467
Accumulated other comprehensive loss	(418)	(418)
Accumulated deficit	(307,927)	(303,004)
Total stockholders’ equity (deficit)	14,090	(11,457)
Total liabilities and stockholders’ equity (deficit)	$23,068	$6,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net revenues	$1,011	$1,295	$1,932	$2,640
Cost of revenues	541	760	938	2,030
Gross profit	470	535	994	610

Operating expenses:
Sales and marketing	609	1,142	1,052	1,998
General and administrative	2,299	4,268	4,770	8,412
Research and development	496	1,212	980	2,981
Total operating expenses	3,404	6,622	6,802	13,391
Operating loss	(2,934)	(6,087)	(5,808)	(12,781)

Other income (expense):
Interest expense	(8)	(553)	(116)	(1,090)
Interest income	239	—	379	—
Gain on extinguishment of debt	—	—	535	—
Gain on sale of digital currencies	—	2,096	—	5,310
Other income	72	130	87	435
Total other income	303	1,673	885	4,655
Loss before taxes	(2,631)	(4,414)	(4,923)	(8,126)
Income tax benefit (expense)	—	—	—	—
Net loss from continuing operations	(2,631)	(4,414)	(4,923)	(8,126)
Net loss from discontinued operation	—	(2,110)	—	(2,667)
Net loss	(2,631)	(6,524)	(4,923)	(10,793)
Other comprehensive income
Cumulative translation adjustment	—	23	—	46
Comprehensive loss	$(2,631)	$(6,501)	$(4,923)	$(10,747)

Net loss from continuing operations per share, basic and diluted	$(0.32)	$(2.10)	$(0.65)	$(3.90)
Net loss from discontinued operations per share, basic and diluted	$—	$(1.00)	$—	$(1.28)

Weighted-average shares used to compute net loss per share, basic and diluted	8,299,323	2,102,051	7,581,774	2,082,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

(Unaudited)

								Total
					Additional		Other	Stockholders’
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balances as of March 31, 2024	8,282,221	$1	(10,130)	$(502)	$320,840	$(305,296)	$(418)	$14,625
Release of restricted stock	83,117	-	-	-	-	-	-	-
Sale of common stock, net of issuance costs	255,042	-	-	-	1,436	-	-	1,436
Stock-based compensation expense	-	-	-	-	660	-	-	660
Net loss	-	-	-	-	-	(2,631)	-	(2,631)
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090

Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	99,117	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common Stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sale of common stock & exercise of prefunded warrants, net of issuance costs	4,170,051	1	-	-	24,639	-	-	24,640
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,290	-	-	1,290
Net loss	-	-	-	-	-	(4,923)	-	(4,923)
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balances as of March 31, 2023	2,089,400	$-	(9,230)	$(475)	$277,313	$(254,488)	$(449)	$21,901
Release of restricted stock	25,747	-	-	-	-	-	-	-
Issuance of common stock under the 2018 employee stock purchase plan	1,859	-	-	-	48	-	-	48
Sale of common stock, net of issuance costs	34,303	-	-	-	995	-	-	995
Stock-based compensation expense	-	-	-	-	1,492	-	-	1,492
Cumulative translation adjustment	-	-	-	-	-	-	23	23
Treasury stock repurchase	-	-	(900)	(27)	-	-	-	(27)
Net loss	-	-	-	-	-	(6,524)	-	(6,524)
Balances as of June 30, 2023	2,151,309	$-	(10,130)	$(502)	$279,848	$(261,012)	$(426)	$17,908

Balances as of December 31, 2022	2,063,074	$-	-	$-	$275,572	$(250,219)	$(472)	$24,881
Exercise of stock options, net of vesting of restricted shares	1,895	-	-	-	58	-	-	58
Release of restricted stock	42,724	-	-	-	-	-	-	-
Issuance of common stock under the 2018 employee stock purchase plan	1,859	-	-	-	48	-	-	48
Issuance of common stock in lieu of cash bonus and consulting fees	7,454	-	-	-	347	-	-	347
Sales of common stock, net of issuance costs	34,303	-	-	-	995	-	-	995
Stock-based compensation expense	-	-	-	-	2,828	-	-	2,828
Cumulative translation adjustment	-	-	-	-	-	-	46	46
Treasury stock repurchase	-	-	(10,130)	(502)	-	-	-	(502)
Net loss	-	-	-	-	-	(10,793)	-	(10,793)
Balances as of June 30, 2023	2,151,309	$-	(10,130)	$(502)	$279,848	$(261,012)	$(426)	$17,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net loss	$(4,923)	$(10,793)
Net loss from discontinued operation	-	(2,667)
Net loss from continuing operations	(4,923)	(8,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of digital assets	-	(5,310)
Gain on extinguishment of debt	(535)	-
Stock based compensation	1,290	2,824
Other adjustments	434	952
Changes in operating assets and liabilities:
Accounts receivable	(422)	(28)
Prepaid expenses and other assets	81	19
Accounts payable and accrued expenses	(3,158)	(252)
Lease liability payments	(373)	(527)
Deferred revenue	(422)	(687)
Net cash used in operating activities from continued operations	(8,028)	(11,135)
Net cash used in operating activities from discontinued operation	(177)	(1,425)
Net cash used in operating activities	(8,205)	(12,560)
Investing activities
Proceeds received from sale of digital currencies	—	15,390
Net cash provided by investing activities - continuing operations	—	15,390
Net cash used in investing activities - discontinued operations	—	(9)
Net cash used in investing activities	—	15,381
Financing activities
Payments on borrowings	—	(4,270)
Proceeds from sales of common stock	24,640	995
Proceeds from exercise of options to purchase common stock	—	58
Payments on stock repurchases	—	(502)
Net cash provided by (used in) financing activities	24,640	(3,719)

Effect of exchange rate on cash	—	48
Net increase (decrease) in cash	16,435	(850)
Cash at the beginning of the period	3,934	1,955
Cash at the end of the period	$20,369	$1,105

Supplemental disclosure of cash flow information
Interest paid	$12	$438
Income taxes paid	$40	$—
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$4,505	$—
Issuance of common stock for payment of bonuses and consulting fees	$35	$347
Non-cash exchange of digital assets	$—	$557
Issuance of common stock under the 2018 Employee Stock Purchase Plan, previously accrued	$—	$47

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(In thousands, except share and per share information)

(Unaudited)

1. The Company and Basis of Presentation

The Company

Phunware, Inc. and its subsidiaries (the “Company”, “we”, “us”, or “our”) offers a fully integrated software platform that enables brands to engage, manage and monetize their anytime, anywhere users worldwide. Our mobile experience platform guides users through the entire customer journey. Our location-based technology offers brands mobile engagement, content management and analytics to best interact with their customers. Through our integrated mobile advertising platform of publishers and advertisers, we provide in-app application transactions for mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2024 and the results of operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim period.

Certain reclassifications to prior year presentation have been made to our condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows. We have displayed individual lines items that we previously considered to be immaterial and combined individual line items that we considered to be immaterial to conform to current year presentation. The reclassifications had no impact on previously reported net loss, and operating, investing or financing activities.

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Discontinued Operations

On November 1, 2023, we committed to a plan to discontinue and wind down the operations of Lyte Technology, Inc. (“Lyte”), which the Company determined met the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification (“ASC”) Topic 205-20, Discontinued Operations. Prior periods were recast such that the basis of presentation is consistent with current year presentation. For additional information, see Note 3.

Reverse Stock Split

On February 26, 2024, the Company effected a reverse stock split of its common stock at a ratio of one-for-fifty (the “Reverse Stock Split”). The number of authorized shares and par value of our common stock were not adjusted as a result of the Reverse Stock Split. The accompanying financial statements and notes thereto give retrospective effect to the reverse stock split for all periods presented. All issued and outstanding common stock, options, restricted stock units and warrants exercisable for common stock and per share amounts have been retrospectively adjusted.

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

On December 21, 2023, the Company received a letter from Nasdaq notifying the Company that, as of December 20, 2023, the Company’s common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Nasdaq had determined to delist the Company’s common stock from the Nasdaq Capital Market. The notice provided the Company an opportunity to appeal the Nasdaq’s decision to delist the Company’s common stock. On December 22, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq’s delisting determination.

As noted above, we effected a reverse stock split in order to regain compliance with the Bid Price Requirement, and on March 12, 2024, we received a letter from Nasdaq notifying us that we demonstrated compliance with the requirements to remain listed on the Nasdaq Capital Market, as required by the Panel. The letter also informed the Company that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory Panel monitor for a period of one year from the date of the letter. If, within that one-year monitoring period, the staff finds the Company again out of compliance with the requirement that was the subject of the exception, notwithstanding Rule 5810(c)(2), the Company will not be permitted to provide the staff with a plan of compliance with respect to that deficiency and the staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Nasdaq will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable. The Company will have the opportunity to respond/present to the hearings panel as provided by Listing Rule 5815(d)(4)(C).

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

	June 30, 2024	December 31, 2023
Customer A	0%	43%
Customer B	12%	16%
Customer C	3%	12%
Customer D	36%	0%
Customer E	17%	0%

Discontinued Operation

On November 1, 2023, the Company made the strategic decision to wind down and discontinue the operations of its Lyte reporting segment. We generally completed the wind down of the Lyte operations as of December 31, 2023.

A summary of the Lyte discontinued operation in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2023 is set forth below:

	Three	Six
	Months Ended June 30, 2023	Months Ended June 30, 2023
Net revenues	$2,192	$5,594
Cost of revenues	2,272	5,386
Gross profit	(80)	208

Operating expenses:
Sales and marketing	331	603
General and administrative	496	1,069
Impairment of goodwill	1,203	1,203
Total operating expenses	2,030	2,875
Operating loss	$(2,110)	$(2,667)

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Warrants	-	125,103
Options	8,323	18,091
Restricted stock units	70,223	96,878
Total	78,546	240,072

4. Revenue

Subscriptions and services revenue consist of platform license subscriptions and application development services. Application transaction revenue is comprised of in-app advertising. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

Disaggregation of Revenue

The following table sets forth our net revenues by category:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Subscriptions and services revenue	$516	$748	$970	$1,742
Application transaction	495	547	962	898
Net revenues	$1,011	$1,295	$1,932	$2,640

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	0%	6%	16%	6%
Customer C	3%	3%	4%	16%
Customer D	35%	0%	18%	0%
Customer F	12%	15%	13%	12%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived over 99% of our net revenues from within the United States for the three and six months ended June 30, 2024 and 2023.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2024, we recognized revenue of $849 that was included in our deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

Remaining performance obligations were $5,189 as of June 30, 2024, of which we expect to recognize approximately 33% as revenue over the next 12 months and the remainder thereafter.

5. Debt

2022 Promissory Note

On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the “2022 Promissory Note”) with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid, at closing, issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, which includes a 10% premium until the original maturity date of July 1, 2023. We had the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, were satisfied. In the event we exercised the deferral right, the outstanding balance would automatically increase by 1.85%.

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

On August 14, 2023, we entered into an amendment to the 2022 Promissory Note with the noteholder. The amendment extended the maturity date to May 31, 2024 and provided that effective August 1, 2023, we were required to make monthly amortization payments of at least $800 commencing on August 31, 2023 until the 2022 Promissory Note was paid-in-full. Furthermore, the amendment removed the required payment due on August 1, 2023. We also granted the holder certain limited conversion rights, subject to advance payment and volume conditions. Conversions into shares of our common stock made pursuant to the limited conversion rights were calculated on a conversion price equal to 90% of the lower of (i) the closing trading price of our common stock on the trading day immediately preceding the date for such conversion or (ii) the average closing trading price of our common stock for the five trading days immediately preceding the date for such conversion. If the holder elected to convert pursuant to the limited conversion option, such conversions would reduce the current month’s monthly amortization payment. Any conversions in any given month in excess of the $800 monthly payment would be applied to reduce the following month’s required monthly amortization payment. In connection with the amendment, we agreed to pay an extension fee equal to approximately $708. The amendment also provided that the outstanding balance was to accrue interest at a rate of 8% beginning on August 1, 2023, and payment deferrals were no longer permitted.

Effective December 6, 2023, the Company entered into an acknowledgement and agreement with the noteholder to which the parties (a) memorialized the noteholder’s waiver of the Company’s obligations to satisfy minimum balance reduction requirements in cash for each of October 2023 and November 2023 and the minimum balance reduction requirement for December 2023. As consideration for the acknowledgement and agreement, we agreed to pay the noteholder a fee in an aggregate amount equal to 7.5%, or approximately $347, of the outstanding balance of the 2022 Promissory Note. The fee was added to the outstanding balance of the 2022 Promissory Note.

During the first quarter of 2024, we issued 336,500 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

Interest Expense

Interest expense amounted to $8 and $553 for the three months ended June 30, 2024 and 2023, respectively. Interest expense was $116 and $1,090 for the six months ended June 30, 2024 and 2023, respectively.

6. Leases

Further information regarding our other office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended June 30, 2024 and 2023 was $174 and $324, respectively. Lease expense for the six months ended June 30, 2024 and 2023 was $344 and $649, respectively. The weighted-average remaining lease term for operating leases as of June 30, 2024 was 2.93 years.

Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2024 (Remainder)	$310
2025	360
2026	370
2027	284
$1,324
Less: Portion representing interest	(115)
$1,209

7. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There is $2,159 and $4,321 in accounts payable in our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, relating to these WSGR claims.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. We filed a motion to dismiss Plaintiffs’ complaint on May 27, 2022, and on July 15, 2022 Plaintiffs filed their answering brief in opposition to the motion to dismiss and a motion for partial summary judgment. The parties argued their positions before the Court of Chancery during a hearing on April 4, 2023. On June 16, 2023, the Court ruled on the motions without filing a written opinion. From the bench, Vice Chancellor Cook granted Phunware’s motion to dismiss on the Texas law claims and denied both the motion to dismiss and motion for partial summary judgment on the Delaware law claims.

The parties engaged in mediation in July 2023 but were unable to reach a settlement, and settlement discussions continue. A trial date has been set for March 2025. We intend to vigorously defend against this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or possible to reasonably estimate. Additionally, we cannot presently estimate the range of loss, if any, that may result from this lawsuit. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

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

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of June 30, 2024, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, there were 8,610,250 and 3,851,448 shares of our common stock outstanding, respectively.

On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100 million, through or to Wainwright, as agent or principal. We terminated our agreement with Wainwright effective June 3, 2024.

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we may offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $120 million, through the agents.

During the six months ended June 30, 2024, we sold an aggregate of 500,051 shares of our common stock under our sales agreement with Wainwright and equity distribution agreement with Canaccord for aggregate gross cash proceeds of $4,155. Transaction costs were $235. As of June 30, 2024, $118.4 million of shares of our common stock remains issuable pursuant to the Equity Distribution Agreement with Canaccord.

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. We did not sell any shares of our common stock to Lincoln Park during the six months ended June 30, 2024.

In a series of offerings during the first quarter of 2024, we sold an aggregate of 2,696,000 shares of our common stock and issued pre-funded warrants to purchase up to 974,000 shares of our common stock. The aggregate gross proceeds from the offerings were $22,600. Aggregate transaction costs, including placement agent fees, were approximately $1,880. The holders of the pre-funded warrants exercised their rights to purchase all 974,000 shares of our common stock.

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

9. Stock-Based Compensation

There have been no material changes to the terms of our various equity incentive plans since the filing of our Annual Report on Form 10-K. Refer to Note 13, “Stock-Based Compensation,” in our Annual Report on Form 10-K filed with the SEC on March 15, 2024 for more information.

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
Stock-based compensation	2024	2023	2024	2023
Cost of revenues	$49	$111	$94	$364
Sales and marketing	17	35	31	132
General and administrative	570	1,260	1,126	2,119
Research and development	24	56	39	209
Total stock-based compensation	$660	$1,462	$1,290	$2,824

As of June 30, 2024, there was approximately $1,313 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 1.94 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the six months ended June 30, 2024 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	96,808	$25.21
Granted	84,081	5.63
Released	(110,570)	11.05
Forfeited	(48)	46.50
Outstanding as of June 30, 2024	70,271	$24.05

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,500	$56.89	4.2	$—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of June 30, 2024	2,500	$56.89	3.69	$—
Exercisable as of June 30, 2024	2,500	$56.89	3.69	$—

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,625	$39.67	2.9	$—
Granted	—	—
Exercised	—	—
Forfeited	(8,802)	37.06
Outstanding as of June 30, 2024	5,823	$43.62	2.97	$—
Exercisable as of June 30, 2024	5,823	$43.62	2.97	$—

Our stock benefit plans had 204,170 and 86,837 shares of common stock reserved for future issuances under our equity incentive plans as of June 30, 2024 and December 31, 2023, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of June 30, 2024, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 5,823.

Furthermore, there were 46,791 and 30,415 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of June 30, 2024 and December 31, 2023, respectively.

10. Subsequent Events

From July 1, 2024 through August 9, 2024, we sold an additional 2,728,905 shares of our common stock under our equity distribution agreement with Canaccord for aggregate gross proceeds of approximately $16.6 million. Transaction costs were approximately $0.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “we,” “us,” “our,” or “the Company” refer to Phunware, Inc. References to “management” or “management team” refer to our officers and directors.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto presented in “Part I – Item 1. Financial Statements.” As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those discussed in the section titled “Risk Factors” and elsewhere in this Report.

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

Overview

Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

●	Enterprise mobile software development kits (SDKs) including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement and audience monetization;
●	Integration of our SDK licenses into existing applications maintained by our customers;
●	Cloud-based vertical solutions, which are off-the-shelf, iOS- and Android-based mobile application portfolios, solutions and services that address: the patient experience for healthcare, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate, the luxury guest experience for hospitality, the student experience for education and the generic user experience for all other verticals and applications; and
●	Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and monetization, including our engagement-driven digital asset PhunToken.

We intend to continue investing for long-term growth. We have invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We also expect to continue investing in the development and improvement of new and existing products and services to address customers’ needs. We currently do not expect to be profitable in the near future.

Key Business Metrics

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include backlog and deferred revenue.

Bookings, Backlog and Deferred Revenue. We define these measures and purpose as follows:

●	Bookings represents actual contracted value for a period, whether invoiced or not, to be invoiced and recognized as revenue over time. We believe that bookings reflects the current demand for our products and services and provides us insight into how well our sales and marketing efforts are performing.
●	Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 38% of our backlog as of June 30, 2024 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.

●	Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Bookings – software and subscriptions	$1,149	$159	$1,746	$168

The follow table sets forth our deferred revenue and backlog:

	June 30, 2024	December 31, 2023
(in thousands)
Backlog	$3,545	$2,750
Deferred revenue	1,487	1,909
Total backlog and deferred revenue	$5,032	$4,659

Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also use certain non-GAAP financial measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit (derived from the GAAP measure of gross profit), adjusted gross margin (derived from the GAAP measure of gross margin) and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) (derived from the GAAP measure of net loss from continuing operations) (our “non-GAAP financial measures”). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes including the preparation of our internal annual operating budget and (iv) to evaluate the performance and effectiveness of operational strategies.

Our non-GAAP financial measures should be considered in addition to, not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. They are not measurements of our financial performance under GAAP and should not be considered as alternatives to revenue or net loss, as applicable, or any other performance measures derived in accordance with GAAP and may not be comparable to other similarly titled measures of other businesses. Our non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our operating results as reported under GAAP. Some of these limitations include:

●	Non-cash compensation is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
●	Our non-GAAP financial measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and
●	Other companies in our industry may calculate our non-GAAP financial measures differently than we do, limiting their usefulness as comparative measures.

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

The following tables set forth the most comparable GAAP financial measures from which our non-GAAP financial measures are derived as well as the non-GAAP financial measures we monitor.

GAAP Financial Measures	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023

Gross profit	$470	$535	$994	$610
Gross margin	46.5%	41.3%	51.4%	23.1%
Net loss from continuing operations	$(2,631)	$(4,414)	$(4,923)	$(8,126)

Non-GAAP Financial Measures	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023

Adjusted gross profit (1)	$519	$646	$1,088	$974
Adjusted gross margin (1)	51.3%	49.9%	56.3%	36.9%
Adjusted EBITDA (2)	$(2,198)	$(4,469)	$(4,367)	$(9,686)

(1)	Adjusted gross profit and adjusted gross margin are non-GAAP financial measures. We believe that adjusted gross profit and adjusted gross margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define adjusted gross profit as net revenues less cost of revenue, adjusted to exclude one-time revenue adjustments, stock-based compensation and amortization of intangible assets. We define adjusted gross margin as adjusted gross profit as a percentage of net revenues.

(2)	Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (i) interest expense, net of interest income (ii) income tax expense, (iii) depreciation, and further adjusted for (iv) non-cash impairment, (v) valuation adjustments and (vi) stock-based compensation expense.

Reconciliation of Non-GAAP Financial Measures

The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2024	2023	2024	2023
Gross profit	$470	$535	$994	$610
Add back: Stock-based compensation	49	111	94	364
Adjusted gross profit	$519	$646	$1,088	$974
Adjusted gross margin	51.3%	49.9%	56.3%	36.9%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(2,631)	$(4,414)	$(4,923)	$(8,126)
Add back: Depreciation	4	29	8	42
Add back: Interest expense	8	553	116	1,090
Less: Interest income	(239)	-	(379)	-
EBITDA	(2,858)	(3,832)	(5,178)	(6,994)
Add Back: Stock-based compensation	660	1,462	1,290	2,824
Less: Gain on extinguishment of debt	-	-	(535)	-
Add Back: Impairment of digital currencies	-	-	56	50
Less: Fair value adjustment for warrant liabilities	-	(3)	-	(256)
Less: Gain on sale of digital assets	-	(2,096)	-	(5,310)
Adjusted EBITDA	$(2,198)	$(4,469)	$(4,367)	$(9,686)

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

Application Transaction Revenue

We also generate revenue by charging advertisers to deliver advertisements (ads) to users of digitally connected devices. Depending on the specific terms of each advertising contract, we generally recognize revenue when the ad loads onto the device of a user. We generally sell our ads by cost per thousand impressions and generally, an impression results when the user has the potential to see the ad.

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

Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay and benefits related to sales personnel, along with travel expenses, other employee related costs, including stock-based compensation and expenses related to marketing programs and promotional activities. In order to grow revenues, we may increase the size and spend of our sales and marketing organization. As a result, our sales and marketing expenses may increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.

General and Administrative Expense. General and administrative expense is comprised of compensation and benefits of administrative personnel, including variable incentive pay and stock-based compensation, bad debt expenses and other administrative costs such as facilities expenses, professional fees and travel expenses. We incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and listing standards of Nasdaq, additional insurance expenses, investor relations activities and other administrative and professional services. We also expect, over time, to increase the size of our general and administrative function to support the growth of our business. As a result, our general and administrative expenses may increase in absolute dollars but may fluctuate as a percentage of our total revenue from period to period.

Research and Development Expense. Research and development expenses consist primarily of employee compensation costs and overhead allocation. We believe that continued investment in our platform is important for our growth. As a result, our research and development expenses may increase in absolute dollars but may fluctuate as a percentage of revenue from period to period.

Interest Expense

Interest expense includes interest related to our outstanding debt, including amortization of discounts and deferred issuance costs.

Refer to Note 5 “Debt” in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our debt offerings.

We also may seek additional debt financing to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations

Net Revenues

	Three Months Ended June 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Revenue
Platform subscriptions and services	$516	$748	$(232)	(31.0)%
Application transaction	495	547	(52)	(9.5)%
Total revenue	$1,011	$1,295	$(284)	(21.9)%
Platform subscriptions and services as a percentage of total revenue	51%	57.8%
Application transactions as a percentage of total revenue	49%	42.2%
Platform revenues as a percentage of total revenue	100%	100%

	Six Months Ended June 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Revenue
Platform subscriptions and services	$970	$1,742	$(772)	(44.3)%
Application transaction	962	898	64	7.1%
Total revenue	$1,932	$2,640	$(708)	(26.8)%
Platform subscriptions and services as a percentage of total revenue	50.2%	66%
Application transaction as a percentage of total revenue	49.8%	34%
Platform revenue as a percentage of total revenue	100%	100%

Net revenues decreased $0.3 million, or (21.9)%, for the three months ended June 30, 2024 compared to the corresponding period in 2023, as a result of additional development fees recognized in 2023 and timing of advertising campaigns.

Net revenues decreased $0.7 million, or (26.8)%, for the six months ended June 30, 2024 compared to the corresponding period in 2023, primarily due to $0.3 million due to a specific customer contract termination, $0.2 million in revenue recognized in 2023 related to a customer onboarding and $0.1 million for customers who were customers in 2023, but are no longer customers in 2024.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Cost of Revenue
Platform subscriptions and services	$377	$535	$(158)	(29.5)%
Application transaction	164	225	(61)	(27.1)%
Total cost of revenue	$541	$760	$(219)	(28.8)%

Gross Profit
Platform subscriptions and services	$139	$213	$(74)	(34.7)%
Application transaction	331	322	9	2.8%
Total gross profit	$470	$535	$(65)	(12.1)%

Gross Margin
Platform subscriptions and services	26.9%	28.5%
Application transaction	66.9%	58.9%
Total gross margin	46.5%	41.3%

	Six Months Ended June 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Cost of Revenue
Platform subscriptions and services	$591	$1,726	$(1,135)	(65.8)%
Application transaction	347	304	43	14.1%
Total cost of revenue	$938	$2,030	$(1,092)	(53.8)%

Gross Profit
Platform subscriptions and services	$379	$16	$363	2,268.8%
Application transaction	615	594	21	3.5%
Total gross profit	$994	$610	$384	63.0%

Gross Margin
Platform subscriptions and services	39.1%	0.9%
Application transaction	63.9%	66.1%
Total gross margin	51.4%	23.1%

Total gross profit decreased $0.1 million, or (12.1)%, three months ended June 30, 2024 compared to the corresponding period in 2023, primarily as a result of the issues resulting in decreased revenue described above.

Total gross profit increased $0.4 million, or 63.2%, for the six months ended June 30, 2024 compared to the corresponding period of 2023, as a result of a $1.1 million decrease in cost of revenue which is comprised of $0.6 million in headcount cost as a result of an organizational change in the manner in which we deliver customer apps, $0.2 million in travel cost related to a customer onboarding in 2023 and $0.3 million in stock-based compensation. The decrease in costs were partially offset by a $0.7 million decrease in revenue noted above.

Operating Expenses

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Operating expenses
Sales and marketing	$609	$1,142	$(533)	(46.7)%
General and administrative	2,299	4,268	(1,969)	(46.1)%
Research and development	496	1,212	(716)	(59.1)%
Total operating expenses	$3,404	$6,622	$(3,218)	(48.6)%

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
(in thousands, except percentages)
Operating expenses
Sales and marketing	$1,052	$1,998	$(946)	(47.3)%
General and administrative	4,770	8,412	(3,642)	(43.3)%
Research and development	980	2,981	(2,001)	(67.1)%
Total operating expenses	$6,802	$13,391	$(6,589)	(49.2)%

Sales and Marketing

Sales and marketing expense decreased $0.5 million, or (46.7)% and $0.9 million, or (47.3)%, for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.

General and Administrative

General and administrative expense decreased $1.9 million, or (46.1)%, for the three months ended June 30, 2024 compared to the corresponding period of 2023, due to a $0.5 million decrease in payroll and related expenses as a result of lower headcount, $0.7 million decrease in professional expenses, mainly related to legal fees and $0.7 million decrease in stock-based compensation expense.

General and administrative expense decreased $3.6 million, or (43.3)%, for the six months ended June 30, 2024 compared to the corresponding period of 2023, due to a $1.4 million decrease in payroll and related expenses as a result of lower headcount, $1.1 million decrease in professional expenses, mainly related to legal fees and $1.0 million decrease in stock-based compensation expense.

Research and Development

Research and development expense decreased $0.7 million, or (59.1)%, and $2.0 million, or (67.1)%, for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023, primarily as a result of decrease in payroll and related expenses as a result of lower headcount.

Other expense

	Three Months Ended
	June 30,
	2024	2023
(in thousands, except percentages)
Other income (expense)
Interest expense	$(8)	$(553)
Interest income	239	-
Gain on sale of digital currencies	-	2,096
Other income	72	130
Total other income	$303	$1,673

	Six Months Ended
	June 30,
	2024	2023
(in thousands, except percentages)
Other income (expense)
Interest expense	$(116)	$(1,090)
Interest income	379	-
Gain on extinguishment of debt	535	-
Gain on sale of digital currencies	-	5,310
Other income	87	435
Total other income	$885	$4,655

During the three months ended June 30, 2024, we recorded other income of $0.3 million, primarily as a result of interest income from cash on-hand. During the three months ended June 30, 2023, we recorded other income of approximately $1.7 million, primarily as a result of gains on sales of our digital asset holdings. This was partially offset due to interest expense related to the 2022 Promissory Note, as amended.

During the six months ended June 30, 2024, we recorded other income of $0.9 million, primarily as a result of interest income and a recognized gain on the extinguishment of the 2022 Promissory Note. During the six months ended June 30, 2023, we recorded other income of $4.7 million, primarily as a result of gains on sales of our digital asset holdings. This was partially offset due to interest expense related to the 2022 Promissory Note, as amended.

Liquidity and Capital Resources

As of June 30, 2024, we held total cash of $20.4 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

On February 1, 2022, we filed a Form S-3, which was subsequently declared effective by the SEC on February 9, 2022, pursuant to which we could issue up to $200 million in common stock, preferred stock, warrants and units. Contained therein, was a prospectus supplement pursuant to which we could sell up to $100 million of our common stock in an “at the market offering” pursuant to an At Market Issuance Sales Agreement we entered into with H.C. Wainwright & Co., LLC (“Wainwright”) on January 31, 2022. We terminated our agreement with Wainwright effective June 3, 2024.

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

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30.0 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During the six-month period ended June 30, 2024, we did not sell any shares to Lincoln Park. As of the date of this Report, $29.0 million in value of shares of our common stock remains issuable pursuant to the purchase agreement with Lincoln Park.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we may offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $120 million, through the agents.

During the six months ended June 30, 2024, we sold an aggregate of 500,051 shares of our common stock under our At Market Issuance Sales Agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $4.2 million. Transaction costs were $0.2 million. From July 1, 2024 through the date of this Report, we sold additional shares of our common stock under the Equity Distribution Agreement with Canaccord for aggregate gross proceeds $16.6 million. As of the date of this Report, up to $101.7 million of shares of our common stock remain available for offer and sale pursuant to the Equity Distribution Agreement with Canaccord.

Although we expect to generate operating losses and negative operating cash flows in the future, based on the financing events described above, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in complementary businesses, technologies and intellectual property rights. We may be required to seek additional equity or debt financing, or issue securities under our effective registration statement described above. If additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.

The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands, except percentages)	2024	2023
Consolidated statement of cash flows
Net cash used in operating activities	$(8,205)	$(12,560)
Net cash provided by investing activities	$-	$15,381
Net cash provided by (used in) financing activities	$24,640	$(3,719)

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

We utilized $8.2 million of cash from operating activities during the six months ended June 30, 2024, resulting in a net loss of $4.9 million. The net loss included non-cash charges of $1.2 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $4.5 million, primarily relating to a decrease in accounts payable and accrued expenses.

We utilized $12.6 million of cash from operating activities during the six months ended June 30, 2023, resulting in a net loss from continuing operations of $8.1 million. The net loss included a gain on the sale of digital assets of $5.3 million and other non-cash charges of approximately $3.8 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $1.5 million, primarily relating to a decrease in deferred revenue. Further cash decreases were the result of $1.4 million from the discontinued operations of Lyte.

Investing Activities

Investing activities for the six months ended June 30, 2023 consisted mainly of the sales of our digital asset holdings.

Financing Activities

Our financing activities during the six months ended June 30, 2024 consisted of various sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information.

Our financing activities during the six months ended June 30, 2023 consisted of payments on our 2022 Promissory Note of $4.3 million, $0.5 million for repurchases of shares of our common stock and $1.0 million in proceeds from the sale of our common stock.

Contractual Obligations

Information set forth in Note 6, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q for analysis of recent accounting pronouncements applicable to our business.

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

Except for the changes described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 15, 2024.

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

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in internal control over financial reporting related to the design of information technology general controls (“ITGCs”) related to user access, program change and appropriate segregation of duties for certain IT applications. Further, as a result of cost cutting measures and headcount turnover in our accounting function, business process controls across the Company’s financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer.

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

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Litigation” subheading in Note 7, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 15, 2024 for the year ended December 31, 2023 or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2023 are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on January 2, 2019).
3.2	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on November 4, 2022).
3.3	Certificate of Amendment to the Certificate of Incorporation filed February 23, 2024 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 00-37862) filed with the SEC on February 28, 2024.)
4.1	Description of Securities (Incorporated by reference to Exhibit 4.15 of the Registrant’s Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2021).
10.1	Equity Distribution Agreement dated June 4, 2024 by and between Phunware, Inc. and Canaccord Genuity LLC (Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on June 4, 2024).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase*
101.LAB	Inline XBRL Taxonomy Label Linkbase*
101.PRE	Inline XBRL Definition Linkbase Document*
101.DEF	Inline XBRL Definition Linkbase Document*
104	Cover Page Interactive Data File*

*	Filed herewith

(1)	The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2024	Phunware, Inc.

	By:	/s/ Michael Snavely
	Name:	Michael Snavely
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 9, 2024	By:	/s/ Troy Reisner
	Name:	Troy Reisner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

