Form 10-Q
period 2024-09-30
Phunware, Inc.
filed 2024-11-08
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 6, 2024, 19,888,185 shares of common stock, par value $0.0001 per share, were outstanding.

		PAGE
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	5
	Notes to the Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

	Signatures	31

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	September 30,	December 31,
	2024	2023
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$35,537	$3,934
Accounts receivable, net of allowance for credit losses of $118 and $86 as of September 30, 2024 and December 31, 2023, respectively	1,078	550
Digital currencies	19	75
Prepaid expenses and other current assets	3,133	374
Current assets of discontinued operation	-	28
Total current assets	39,767	4,961
Property and equipment, net	27	40
Right-of-use asset	943	1,451
Other assets	276	276
Total assets	$41,013	$6,728

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,776	$7,836
Accrued expenses	3,005	437
Lease liability	339	629
Deferred revenue	1,153	1,258
PhunCoin subscription payable	1,202	1,202
Debt	-	4,936
Current liabilities of discontinued operation	-	205
Total current liabilities	10,475	16,503

Deferred revenue	713	651
Lease liability	700	1,031
Total liabilities	11,888	18,185

Commitments and contingencies (see Note 7)
Stockholders' equity (deficit)
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 11,748,780 shares issued and 11,738,650 shares outstanding as of September 30, 2024; and 3,861,578 shares issued and 3,851,448 shares outstanding as of December 31, 2023	1	-
Treasury stock at cost; 10,130 shares as of September 30, 2024 and December 31, 2023	(502)	(502)
Additional paid-in capital	340,731	292,467
Accumulated other comprehensive loss	(418)	(418)
Accumulated deficit	(310,687)	(303,004)
Total stockholders' equity (deficit)	29,125	(11,457)
Total liabilities and stockholders' equity (deficit)	$41,013	$6,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net revenues	$665	$1,252	$2,597	$3,892
Cost of revenues	343	621	1,281	2,651
Gross profit	322	631	1,316	1,241

Operating expenses:
Sales and marketing	619	839	1,671	2,837
General and administrative	2,281	2,985	7,051	11,397
Research and development	612	1,042	1,592	4,023
Impairment of goodwill	-	9,043	-	9,043
Total operating expenses	3,512	13,909	10,314	27,300
Operating loss	(3,190)	(13,278)	(8,998)	(26,059)

Other income (expense):
Interest expense	(10)	(264)	(126)	(1,354)
Interest income	381	-	760	-
Gain (loss) on extinguishment of debt	-	(237)	535	(237)
Gain on sale of digital currencies	-	-	-	5,310
Other income, net	59	62	146	497
Total other income (expense)	430	(439)	1,315	4,216
Loss before taxes	(2,760)	(13,717)	(7,683)	(21,843)
Income tax expense	-	-	-	-
Net loss from continuing operations	(2,760)	(13,717)	(7,683)	(21,843)
Net loss from discontinued operation	-	(5,262)	-	(7,929)
Net loss	(2,760)	(18,979)	(7,683)	(29,772)
Other comprehensive loss (income)
Cumulative translation adjustment	-	(37)	-	9
Comprehensive loss	$(2,760)	$(19,016)	$(7,683)	$(29,763)
Net loss from continuing operations per share, basic and diluted	$(0.25)	$(5.72)	$(0.88)	$(9.98)
Net loss from discontinued operations per share, basic and diluted	$-	$(2.19)	$-	$(3.62)

Weighted-average shares used to compute net loss per share, basic and diluted	11,104,174	2,398,873	8,755,908	2,188,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090
Release of restricted stock	17,264	-	-	-	-	-	-	-
Sale of common stock, net of issuance costs	3,111,136	-	-	-	17,553	-	-	17,553
Stock-based compensation expense	-	-	-	-	242	-	-	242
Net loss	-	-	-	-	-	(2,760)	-	(2,760)
Balances as of September 30, 2024	11,748,780	$1	(10,130)	$(502)	$340,731	$(310,687)	$(418)	$29,125

Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	116,381	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sale of common stock & exercise of prefunded warrants, net of issuance costs	7,281,187	1	-	-	42,192	-	-	42,193
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,532	-	-	1,532
Net loss	-	-	-	-	-	(7,683)	-	(7,683)
Balances as of September 30, 2024	11,748,780	$1	(10,130)	$(502)	$340,731	$(310,687)	$(418)	$29,125

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of June 30, 2023	2,151,309	$-	(10,130)	$(502)	$279,848	$(261,012)	$(426)	$17,908
Release of restricted stock	11,142	-	-	-	-	-	-	-
Issuance of common stock in lieu of consulting fees	2,982	-	-	-	33	-	-	33
Common stock issued upon conversion of 2022 Promissory Note	67,975	-	-	-	800	-	-	800
Sale of common stock, net of issuance costs	347,842	-	-	-	6,001	-	-	6,001
Stock-based compensation expense	-	-	-	-	829	-	-	829
Cumulative translation adjustment	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(18,979)	-	(18,979)
Balances as of September 30, 2023	2,581,250	$-	(10,130)	$(502)	$287,511	$(279,991)	$(463)	$6,555

Balances as of December 31, 2022	2,063,074	$-	-	$-	$275,572	$(250,219)	$(472)	$24,881
Exercise of stock options, net of vesting of restricted shares	1,895	-	-	-	58	-	-	58
Release of restricted stock	53,866	-	-	-	-	-	-	-
Issuance of common stock under the 2018 employee stock purchase plan	1,859	-	-	-	48	-	-	48
Issuance of common stock in lieu of consulting fees	10,436	-	-	-	380	-	-	380
Common stock issued upon conversion of 2022 Promissory Note	67,975	-	-	-	800	-	-	800
Sales of common stock, net of issuance costs	382,145	-	-	-	6,996	-	-	6,996
Stock-based compensation expense	-	-	-	-	3,657	-	-	3,657
Cumulative translation adjustment	-	-	-	-	-	-	9	9
Treasury stock repurchase	-	-	(10,130)	(502)	-	-	-	(502)
Net loss	-	-	-	-	-	(29,772)	-	(29,772)
Balances as of September 30, 2023	2,581,250	$-	(10,130)	$(502)	$287,511	$(279,991)	$(463)	$6,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(7,683)	$(29,772)
Net loss from discontinued operation	-	(7,929)
Net loss from continuing operations	(7,683)	(21,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of digital assets	-	(5,310)
Gain (loss) on extinguishment of debt	(535)	237
Impairment of goodwill	-	9,043
Stock based compensation	1,532	3,662
Other adjustments	653	1,383
Changes in operating assets and liabilities:
Accounts receivable	(561)	(189)
Prepaid expenses and other assets	(2,759)	198
Accounts payable and accrued expenses	(457)	(349)
Lease liability payments	(560)	(761)
Deferred revenue	(43)	(625)
Net cash used in operating activities from continued operations	(10,413)	(14,554)
Net cash used in operating activities from discontinued operations	(177)	(1,315)
Net cash used in operating activities	(10,590)	(15,869)
Investing activities
Proceeds received from sale of digital currencies	-	15,390
Net cash provided by investing activities - continuing operations	-	15,390
Net cash used in investing activities - discontinued operation	-	(7)
Net cash provided by investing activities	-	15,383
Financing activities
Payments on borrowings	-	(5,056)
Proceeds from sales of common stock, net of issuance costs	42,193	6,879
Proceeds from exercise of options to purchase common stock	-	58
Payments on stock repurchases	-	(502)
Net cash provided by financing activities	42,193	1,379

Effect of exchange rate on cash	-	9
Net increase in cash and cash equivalents	31,603	902
Cash and cash equivalents at the beginning of the period	3,934	1,955
Cash and cash equivalents at the end of the period	$35,537	$2,857

Supplemental disclosure of cash flow information
Interest paid	$22	$1,140
Income taxes paid	$40	$-
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$4,505	$800
Issuance of common stock for payment of bonuses and consulting fees	$35	$379
Non-cash exchange of digital assets	$-	$557
Issuance of common stock under the 2018 Employee Stock Purchase Plan, previously accrued	$-	$47

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

The balance sheet as of December 31, 2023 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of September 30, 2024 and the results of operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim period.

Certain reclassifications to prior year presentation have been made to our condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows. We have displayed individual line items that we previously considered to be immaterial and combined individual line items that we considered to be immaterial to conform to current year presentation. The reclassifications had no impact on previously reported net loss, and operating, investing or financing activities.

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

On November 7, 2024, the Company received a letter from Nasdaq notifying the Company that, as a result of the resignation of Stephen Chen from the Company's audit committee effective October 22, 2024, the Company is not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), the Company must have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (subject to the exemptions provided in Rule 100A-3(c) under the Exchange Act). With Mr. Chen's resignation, the Company's audit committee is currently comprised of only two members, Elliot Han and Rahul Mewawalla, each of whom meet the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. The letter further provides that, pursuant to Nasdaq Listing Rule 5605(c)(4), the Company is entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605, which cure period will expire the earlier of the Company’s next annual stockholders’ meeting or October 22, 2025; or if the annual stockholders’ meeting is held before April 21, 2025, then the cure period will expire on April 21, 2025. If the Company does not regain compliance within the cure period, Nasdaq will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a hearings panel. The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq audit committee requirements as set forth in Nasdaq Listing Rule 5605 within the cure period provided by Nasdaq.

There can be no assurance the Company will regain compliance with the audit committee composition requirements or maintain compliance with any other Nasdaq Listing Rules.

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

3. Supplemental Information

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash and trade accounts receivable. Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for credit losses.

	September 30, 2024	December 31, 2023
Customer A	-%	43%
Customer B	10%	16%
Customer C	2%	12%
Customer D	21%	-%
Customer E	14%	-%
Customer F	11%	-%

Discontinued Operation

On November 1, 2023, the Company made the strategic decision to wind down and discontinue the operations of its Lyte reporting segment. We generally completed the wind down of the Lyte operations as of December 31, 2023.

A summary of the Lyte discontinued operation in the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023 is set forth below:

	Three months ended	Nine months ended
	September 30, 2023
Net revenues	$1,539	$7,133
Cost of revenues	1,975	7,361
Gross profit	(436)	(228)

Operating expenses:
Sales and marketing	188	791
General and administrative	493	1,562
Impairment of goodwill	4,145	5,348
Total operating expenses	4,826	7,701
Operating loss	$(5,262)	$(7,929)

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

We performed a quantitative assessment as of September 30, 2023, using a discounted cash flow model. Based on the analysis performed, we concluded that the carrying amount of our reporting unit exceeded its respective fair value resulting in non-cash impairment charge of $9,043 for the three months ended September 30, 2023.

The goodwill impairment analysis referenced above used the discounted cash flow model (income approach) utilizing Level 3 unobservable inputs. Significant assumptions in this analysis included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate and the tax rate. Estimates of future cash flows are based on current regulatory and economic climates, recent operating results, and planned business strategies. These estimates could be negatively affected by changes in federal, state, or local regulations or economic downturns. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from estimates. We believe the assumptions and estimates utilized are both reasonable and appropriate.

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Warrants	-	68,877
Options	3,705	17,610
Restricted stock units	50,525	148,925
Total	54,230	235,412

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

Disaggregation of Revenue

The following table sets forth our net revenues by category:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Subscriptions and services revenue	$464	$697	$1,434	$2,439
Application transaction	201	555	1,163	1,453
Net revenues	$665	$1,252	$2,597	$3,892

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Customer A	-%	12%	12%	8%
Customer C	5%	3%	4%	12%
Customer G	-%	-%	13%	-%
Customer H	13%	9%	7%	4%
Customer I	18%	16%	14%	14%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived over 99% of our net revenues from within the United States for the three and nine months ended September 30, 2024 and 2023.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2024, we recognized revenue of $1,149 that was included in our deferred revenue balance as of December 31, 2023.

Remaining Performance Obligations

Remaining performance obligations were $5,182 as of September 30, 2024, of which we expect to recognize approximately 33% as revenue over the next 12 months and the remainder thereafter.

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

Interest Expense

Interest expense amounted to $10 and $264 for the three months ended September 30, 2024 and 2023, respectively. Interest expense was $126 and $1,354 for the nine months ended September 30, 2024 and 2023, respectively.

6. Leases

Further information regarding our other office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 15, 2024.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss. Lease expense for the three months ended September 30, 2024 and 2023 was $172 and $305, respectively. Lease expense for the nine months ended September 30, 2024 and 2023 was $516 and $954, respectively. The weighted-average remaining lease term for operating leases as of September 30, 2024 was 2.91 years.

Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2024 (Remainder)	$122
2025	360
2026	370
2027	284
$1,136
Less: Portion representing interest	(97)
$1,039

7. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. On August 16, 2024, the Company and WSGR entered into an agreed stay of that arbitration proceeding, which provides for a mutually agreed upon stay of that proceeding until the earlier to occur of (a) August 30, 2025 (subject to either party's right to move to lift the stay earlier than that date for good cause) and (b) the settlement or issuance of a judgment in the Wild Basin litigation, as more fully described below. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There is $2,159 and $4,321 in accounts payable in our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, relating to these WSGR claims.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. On or about October 24, 2024, Plaintiffs, Phunware and individual director and officer defendants entered into a Confidential Settlement Agreement, and on about October 28, 2024, Phunware, the individual director and officer defendants and the applicable Phunware insurers entered into a Settlement Agreement and Mutual Release (collectively, the “Settlement Agreements”). The Settlement Agreements collectively provide for, among other things, the settlement and release of the Plaintiffs' claims against the individual director and officer defendants, certain agreements between the Plaintiffs and Phunware, including the Plaintiffs' agreement to stay collection of any judgment obtained by the Plaintiffs against Phunware until the settlement or conclusion of the pending WSGR arbitration proceeding. Further, the Settlement Agreements provide for a payment of $2.8 million from the Company’s insurers to the Plaintiffs, the payment of $0.2 million from the insurers to Phunware and the release of the insurers’ subrogation claims against Phunware recoveries from WSGR or its insurers in the WSGR arbitration proceeding. As a result, as of September 30, 2024, the Company recorded an accrual within accrued expenses in the condensed consolidated balance sheets in the aggregate amount of $2.8 million, as well as a $2.8 million receivable for loss recovery within prepaid expenses and other current assets in the condensed consolidated balance sheets for the insurance proceeds related to the settlement. Further, for the nine months ended September 30, 2024, the Company recorded $2.8 million charge and an offsetting $2.8 million recovery in other income, net in the condensed consolidated statements of operations and comprehensive loss to reflect the settlement and insurance proceeds receivable, respectively. The Plaintiffs claims against Phunware in this lawsuit remain in effect and the case remains scheduled for bench trial in March 2025. We intend to vigorously defend against the remaining claims in this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or possible to reasonably estimate. Additionally, we cannot presently estimate the range of loss, if any, that may result from this lawsuit.

It is possible that the ultimate resolution of the foregoing matters, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

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

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of September 30, 2024, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 11,738,650 and 3,851,448 shares of our common stock outstanding, respectively.

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

During the nine months ended September 30, 2024, we sold an aggregate of 3,611,187 shares of our common stock under our sales agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $22,159. Transaction costs were $686. As of September 30, 2024, $100.4 million of shares of our common stock remains issuable pursuant to the Equity Distribution Agreement with Canaccord. As further outlined in Note 10 "Subsequent Events" to these notes to the condensed consolidated financial statements, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement (the "Amended and Restated Equity Distribution Agreement") with Canaccord, as representative of certain agents.

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. We did not sell any shares of our common stock to Lincoln Park during the nine months ended September 30, 2024. As further outlined in Note 10 "Subsequent Events" to these notes to the condensed consolidated financial statements, on October 24, 2024, we terminated the common stock purchase agreement with Lincoln Park effective October 25, 2024.

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

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation	2024	2023	2024	2023
Cost of revenues	$51	$80	$145	$444
Sales and marketing	20	24	51	156
General and administrative	154	699	1,280	2,818
Research and development	17	35	56	244
Total stock-based compensation	$242	$838	$1,532	$3,662

As of September 30, 2024, there was approximately $1,029 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 1.71 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the nine months ended September 30, 2024 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	96,808	$25.21
Granted	84,081	5.63
Released	(127,834)	11.93
Forfeited	(2,530)	17.47
Outstanding as of September 30, 2024	50,525	$26.61

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,500	$56.89	4.2	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of September 30, 2024	2,500	$56.89	3.69	$-
Exercisable as of September 30, 2024	2,500	$56.89	3.69	$-

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,625	$39.67	2.90	$-
Granted	-	-
Exercised	-	-
Forfeited	(13,420)	37.06
Outstanding as of September 30, 2024	1,205	$91.71	2.74	$-
Exercisable as of September 30, 2024	1,205	$91.71	2.74	$-

Our stock benefit plans had 211,270 and 86,837 shares of common stock reserved for future issuances under our equity incentive plans as of September 30, 2024 and December 31, 2023, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of September 30, 2024, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,205.

Furthermore, there were 46,791 and 30,415 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of September 30, 2024 and December 31, 2023, respectively.

10. Subsequent Events

On October 24, 2024, we delivered notice to Lincoln Park terminating the common stock purchase agreement dated August 22, 2023, with Lincoln Park effective October 25, 2024.

On November 1, 2024, we filed a registration statement on Form S-3 pursuant to Rule 462(b) of the Securities Act (the “462(b) Registration Statement”) which increased the aggregate amount of securities we may offer under the existing shelf registration statement on Form S-3 (File No. 333-262461) (the “Original Registration Statement”) by a proposed additional aggregate offering price of approximately $12.4 million, which represents 20% of the maximum aggregate offering price of unsold securities under the Original Registration Statement. Additionally, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we may sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million, which is comprised of approximately (i) $97.0 million of gross proceeds from prior sales of our common stock under the Equity Distribution Agreement, (ii) $23.0 million remaining as originally authorized under the Equity Distribution Agreement, (iii) $12.4 million as contemplated by the 462(b) Registration Statement, and (iv) a remainder of $39.1 million authorized to be sold from time to time pursuant to that certain Amendment No. 1 to Prospectus Supplement filed with the SEC on November 1, 2024.

From October 1, 2024 through November 8, 2024, we sold an additional 8,149,535 shares of our common stock under our equity distribution agreement with Canaccord, as amended, for aggregate gross proceeds of approximately $81.1 million. Transaction costs were approximately $2.0 million.

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

Key Events & Recent Developments

On October 22, 2024, Michael Snavely tendered his resignation as Chief Executive Officer, and as a member of our Board of Directors, effective immediately. On the same date, our Board of Directors appointed Mr. Stephen Chen, our then existing Chairperson of our Board of Directors, as Interim Chief Executive Officer. In connection therewith, while Mr. Chen will continue to serve as member of the Board of Directors, effective October 22, 2024, Mr. Chen resigned as Chairperson of the Board and as a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

On November 1, 2024, Troy Reisner notified the Company that he intends to step down as our Chief Financial Officer and depart the Company on or after November 15, 2024 and prior to November 30, 2024. The Company has initiated a search for potential candidates to replace Mr. Reisner.

Please see the section captioned "Liquidity and Capital Resources" for additional discussion on additional recent developments.

Overview

Phunware, Inc. offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios globally at scale. Our platform provides the entire mobile lifecycle of applications, media and data in one login through one procurement relationship. Our offerings include:

•
Enterprise mobile software development kits (SDKs) including content management, location-based services, marketing automation, business intelligence and analytics, alerts, notifications and messaging, audience engagement and audience monetization;
•
Integration of our SDK licenses into existing applications maintained by our customers;
•
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
•
Application transactions for mobile audience building, user acquisition, application discovery, audience engagement and monetization, including our engagement-driven digital asset PhunToken.

In October 2024, we announced the commencement of the development of a new generative AI-driven software development platform that will democratize access to world-class design, user experience and content creation so that businesses of any size can design, create, build, and deploy high-quality custom mobile applications in days or even hours. The platform is designed to harness and integrate the power of generative AI in a manner that will enable businesses to quickly develop and monetize custom mobile app solutions at a lower cost, making them accessible to small and medium-sized businesses.

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

•
Bookings represents actual contracted value for a period, whether invoiced or not, to be invoiced and recognized as revenue over time. We believe that bookings reflects the current demand for our products and services and provides us insight into how well our sales and marketing efforts are performing.
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 38% of our backlog as of September 30, 2024 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Bookings – subscriptions and services	$476	$387	$2,222	$555

The follow table sets forth our deferred revenue and backlog:

(in thousands)	September 30, 2024	December 31, 2023
Backlog	$3,153	$2,750
Deferred revenue	1,866	1,909
Total backlog and deferred revenue	$5,019	$4,659

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

•
Our non-GAAP financial measures do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of ongoing operations; and
•
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

GAAP Financial Measures	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Gross profit	$322	$631	$1,316	$1,241
Gross margin	48.4%	50.4%	50.7%	31.9%
Net loss from continuing operations	$(2,760)	$(13,717)	$(7,683)	$(21,843)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Adjusted gross profit (1)	$373	$711	$1,461	$1,685
Adjusted gross margin (1)	56.1%	56.8%	56.3%	43.3%
Adjusted EBITDA (2)	$(2,885)	$(3,314)	$(7,308)	$(12,794)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023	2024	2023
Gross profit	$322	$631	$1,316	$1,241
Add back: Stock-based compensation	51	80	145	444
Adjusted gross profit	$373	$711	$1,461	$1,685
Adjusted gross margin	56.1%	56.8%	56.3%	43.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(2,760)	$(13,717)	$(7,683)	$(21,843)
Add back: Depreciation	4	21	12	63
Add back: Interest expense	10	264	126	1,354
Less: Interest income	(381)	-	(760)	-
EBITDA	(3,127)	(13,432)	(8,305)	(20,426)
Add back: Stock-based compensation	242	838	1,532	3,662
Add back/less: Loss (gain) on extinguishment of debt	-	237	(535)	237
Add back: Impairment of goodwill	-	9,043	-	9,043
Less: Gain on sale of digital assets	-	-	-	(5,310)
Adjusted EBITDA	$(2,885)	$(3,314)	$(7,308)	$(12,794)

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

Results of Operations

Net Revenues

	Three Months Ended September 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Revenue
Platform subscriptions and services	$464	$697	$(233)	(33.4)%
Application transaction	201	555	(354)	(63.8)%
Total revenue	$665	$1,252	$(587)	(46.9)%
Platform subscriptions and services as a percentage of total revenue	69.8%	55.7%
Application transactions as a percentage of total revenue	30.2%	44.3%
Platform revenues as a percentage of total revenue	100.0%	100.0%

	Nine Months Ended September 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Revenue
Platform subscriptions and services	$1,434	$2,439	$(1,005)	(41.2)%
Application transaction	1,163	1,453	(290)	(20.0)%
Total revenue	$2,597	$3,892	$(1,295)	(33.3)%
Platform subscriptions and services as a percentage of total revenue	55.2%	62.7%
Application transaction as a percentage of total revenue	44.8%	37.3%
Platform revenue as a percentage of total revenue	100.0%	100.0%

Net revenues decreased $0.6 million, or (46.9)%, for the three months ended September 30, 2024 compared to the corresponding period in 2023, as a result of additional development fees recognized in 2023 and timing of advertising campaigns.

Net revenues decreased $1.3 million, or (33.3)%, for the nine months ended September 30, 2024 compared to the corresponding period in 2023, primarily due to $0.3 million due to a specific customer contract termination, $0.2 million in revenue recognized in 2023 related to a customer onboarding and $0.2 million for customers who were customers in 2023, but are no longer customers in 2024. Further decreases of $0.3 million are the result of advertising campaigns.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Cost of Revenue
Platform subscriptions and services	$270	$425	$(155)	(36.5)%
Application transaction	73	196	(123)	(62.8)%
Total cost of revenue	$343	$621	$(278)	(44.8)%
Gross Profit
Platform subscriptions and services	$194	$272	$(78)	(28.7)%
Application transaction	128	359	(231)	(64.3)%
Total gross profit	$322	$631	$(309)	(49.0)%
Gross Margin
Platform subscriptions and services	41.8%	39.0%
Application transaction	63.7%	64.7%
Total gross margin	48.4%	50.4%

	Nine Months Ended September 30,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Cost of Revenue
Platform subscriptions and services	$861	$2,151	$(1,290)	(60.0%)
Application transaction	420	500	(80)	(16.0%)
Total cost of revenue	$1,281	$2,651	$(1,370)	(51.7%)
Gross Profit
Platform subscriptions and services	$573	$288	$285	99.0%
Application transaction	743	953	(210)	(22.0%)
Total gross profit	$1,316	$1,241	$75	6.0%
Gross Margin
Platform subscriptions and services	40%	12%
Application transaction	64%	66%
Total gross margin	51%	32%

Total gross profit decreased $0.3 million, or (49)%, three months ended September 30, 2024 compared to the corresponding period in 2023, primarily as a result of the issues resulting in decreased revenue described above.

Total gross profit increased $0.1 million, or 6.0%, for the nine months ended September 30, 2024 compared to the corresponding period of 2023, as a result of a decrease of $0.3 million in stock-based compensation expense. Although the Company experienced a decrease of revenue, the company improved gross margin on customer projects in 2024.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Operating expenses
Sales and marketing	$619	$839	$(220)	(26.2%)
General and administrative	2,281	2,985	(704)	(23.6%)
Research and development	612	1,042	(430)	(41.3%)
Impairment of goodwill	-	9,043	(9,043)	(100.0%)
Total operating expenses	$3,512	$13,909	$(10,397)	(74.8%)

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Operating expenses
Sales and marketing	$1,671	$2,837	$(1,166)	(41.1%)
General and administrative	7,051	11,397	(4,346)	(38.1%)
Research and development	1,592	4,023	(2,431)	(60.4%)
Impairment of goodwill	-	9,043	(9,043)	(100.0%)
Total operating expenses	$10,314	$27,300	$(16,986)	(62.2%)

Sales and Marketing

Sales and marketing expense decreased $0.2 million, or (26.2)% and $1.2 million, or (41.1)%, for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.

General and Administrative

General and administrative expense decreased $0.7 million, or (26.3)%, for the three months ended September 30, 2024 compared to the corresponding period of 2023, due to a $0.5 million decrease in payroll and related expenses as a result of lower headcount, $0.4 million decrease in stock-based compensation expense and $0.1 million in facilities costs. These decreases were partially offset by an increase of $0.3 million decrease in professional expenses, mainly related to legal fees.

General and administrative expense decreased $4.3 million, or (38.1)%, for the nine months ended September 30, 2024 compared to the corresponding period of 2023, due to $1.8 million decrease in payroll and related expenses as a result of lower headcount, $1.5 million decrease in stock-based compensation expense, $0.7 million decrease in professional expenses, mainly related to legal fees and $0.3 million decrease in facilities expenses.

Research and Development

Research and development expense decreased $0.4 million, or (41.3)%, and $2.4 million, or (60.4)%, for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023, primarily as a result of decrease in payroll and related expenses as a result of lower headcount.

Impairment of goodwill

We recorded an impairment of goodwill related to our Phunware operating segment for the three and nine months ended September 30, 2023. Refer to Note 3, "Supplemental Information," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

Other expense

	Three Months Ended September 30,
(in thousands, except percentages)	2024	2023
Other income (expense)
Interest expense	$(10)	$(264)
Interest income	381	-
Gain (loss) on extinguishment of debt	-	(237)
Other income, net	59	62
Total other income (expense)	$430	$(439)

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023
Other income (expense)
Interest expense	$(126)	$(1,354)
Interest income	760	-
Gain (loss) on extinguishment of debt	535	(237)
Gain on sale of digital currencies	-	5,310
Other income, net	146	497
Total other income	$1,315	$4,216

During the three months ended September 30, 2024, we recorded other income of $0.4 million, primarily as a result of interest income from cash and cash equivalents. In addition, we incurred a $2.8 million charge related to a partial settlement of a lawsuit with an offsetting $2.8 million recovery to reflect proceeds to be paid by insurance carriers related to the settlement. Refer to Note 7, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q for further discussion related to the settlement and insurance recovery. During the three months ended September 30, 2023, we recorded other expense of approximately $0.4 million, primarily as a result of interest expense and a loss on extinguishment of debt on our 2022 Promissory Note, as amended.

During the nine months ended September 30, 2024, we recorded other income of $1.3 million, primarily as a result of interest income and a recognized gain on the extinguishment of the 2022 Promissory Note. In addition, we incurred a $2.8 million charge related to a partial settlement of a lawsuit with an offsetting $2.8 million recovery to reflect proceeds to be paid by insurance carriers related to the settlement. Refer to Note 7, “Commitments and Contingencies,” in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q for further discussion related to the settlement and insurance recovery. During the nine months ended September 30, 2023, we recorded other income of $4.2 million, primarily as a result of gains on sales of our digital asset holdings. This was partially offset due to interest expense related to the 2022 Promissory Note.

Liquidity and Capital Resources

As of September 30, 2024, we held total cash of $35.5 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $30.0 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been and may be issued to Lincoln Park under the purchase agreement pursuant to the Company’s existing shelf registration statement on Form S-3. During the nine months ended September 30, 2024, we did not sell any shares to Lincoln Park. On October 24, 2024, we terminated the common stock purchase agreement with Lincoln Park effective October 25, 2024.

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

During the nine months ended September 30, 2024, we sold an aggregate of 3,611,187 shares of our common stock under our At Market Issuance Sales Agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of approximately $22.2 million. Transaction costs were $0.7 million. From October 1, 2024 through the date of this Report, we sold additional shares of our common stock under the Equity Distribution Agreement, as amended, with Canaccord for aggregate gross proceeds $81.1 million. On November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we may sell under our at-the-market facility to an aggregate offering price of $171,520,779. As of the date of this Report, up to $70.8 million of shares of our common stock remain available for offer and sale pursuant to the Amended and Restated Equity Distribution Agreement with Canaccord. Refer to Note 10 “Subsequent Events” in the notes to the condensed consolidated financial statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for more information on our Amended and Restated Equity Distribution Agreement with Canaccord.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands, except percentages)	2024	2023
Consolidated statement of cash flows
Net cash provided used in operating activities	$(10,590)	$(15,869)
Net cash provided by investing activities	$-	$15,383
Net cash provided by financing activities	$42,193	$1,379

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

We utilized $10.6 million of cash from operating activities during the nine months ended September 30, 2024, resulting in a net loss of $7.7 million. The net loss included non-cash charges of $1.6 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $4.3 million, primarily relating to a decrease in accounts payable and accrued expenses and lease liability payments.

We utilized $15.9 million of cash from operating activities during the nine months ended September 30, 2023, resulting in a net loss from continuing operations of $21.8 million. The net loss included non-cash charges of $9.0 million primarily related to an impairment of goodwill and stock-based compensation, offset by gain on the sale of digital assets. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $1.7 million, primarily relating to a decrease in deferred revenue and lease liability payments. Further cash decreases were the result of $1.3 million from the discontinued operations of Lyte.

Investing Activities

Investing activities for the nine months ended September 30, 2023 consisted mainly of the sales of our digital asset holdings.

Financing Activities

Our financing activities during the nine months ended September 30, 2024 consisted of various sales of our common stock.

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

Off-Balance Sheet Arrangements

Through September 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

We are actively engaged in the implementation of a remediation plan to ensure that controls contributing to the material weakness described above are designed appropriately and will operate effectively. We implemented additional ITGCs to manage user access and program changes across our key systems. Further, we have implemented additional review controls to ensure proper segregation of duties in our financial reporting processes. However, on November 1, 2024, Troy Reisner, notified the Company he intends to step down as Chief Financial Officer and depart the Company on or after November 15, 2024 and prior to November 30, 2024. This may result in a delay in the completion of the implementation of this remediation plan.

Management believes that the remediation measures described above, if successfully implemented, will strengthen our internal control over financial reporting and remediate the material weakness we have identified. However, the material weakness in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1	Description of Securities (Incorporated by reference to Exhibit 4.15 of the Registrant’s Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2021).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

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

November 8, 2024	Phunware, Inc.

	By:	/s/ Stephen Chen
	Name:	Stephen Chen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

November 8, 2024	By:	/s/ Troy Reisner
	Name:	Troy Reisner
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)