Form 10-K/A
period 2023-12-31
Phunware, Inc.
filed 2025-01-15
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect a correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $100,674,230 as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of January 14, 2025, 20,170,745 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Phunware, Inc. (the “Company”, “we”, “us” or “our”) for the fiscal year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Annual Report”) is being filed to (1) amend Part I “Item 1A: Risk Factors” to add a risk factor disclosure regarding our characterization of our digital assets, including PhunCoin and PhunToken, and (2) amend and restate Part II “Item 9A: Controls and Procedures” to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective at December 31, 2023 due to the material weakness in internal control over financial reporting identified by management.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment contains only the cover page, this explanatory note, the additional risk factor included in Item 1A, the complete text of Item 9A, the exhibit list, a signature page and the revised certifications.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Annual Report or reflect any events that have occurred after the Annual Report was initially filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Annual Report was initially filed. This Amendment should be read together with the Annual Report and the Company’s other filings with the SEC.

PART I

Item 1A. Risk Factors.

Whether our digital assets, including PhunCoin and PhunToken, constitute a “security” is subject to a high degree of uncertainty, and if we fail to properly characterize a digital asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines and other penalties, which may adversely affect our business, operating results and financial condition. Any resulting change in characterization may also affect the manner in which such digital assets are reflected in our financial statements.

The SEC and its staff have taken the position that certain digital or “crypto” assets fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis, and the outcome is difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, it is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Several foreign jurisdictions have taken a broad-based approach to classifying digital assets as “securities,” while certain other foreign jurisdictions have adopted a narrower approach. As a result, certain digital assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of digital assets as “securities.”

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.” Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (ATS) in compliance with rules for ATSs. Persons facilitating clearing and settlement of securities may be subject to registration with the SEC as a clearing agency. Foreign jurisdictions may have similar licensing, registration, and qualification requirements.

We have policies and processes to analyze whether each digital asset, including PhunCoin and PhunToken, that we seek to implement within our platform could be deemed to be a “security” under applicable laws. Our policies and processes do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Based upon our internal analysis, we have taken the position that PhunToken is not a “security” as defined under Section 2(a)(1) of the Securities Act of 1933, as amended. Furthermore, though we have not definitively concluded that PhunCoin, which is still in the development stage, would fall within the definition of “security,” we have operated under the assumption that it will be characterized as such out of an abundance of caution. In light of such assumption, Phunware has endeavored to avail itself of and conduct its offering of rights to Phuncoin in compliance with applicable securities registration exemptions. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a digital asset, including PhunCoin and PhunToken, implemented on our platform is a “security” under applicable laws. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and to continuously evolve to take into account case law, facts, and developments in technology.

Additionally, if our conclusions as to the characterization of PhunCoin and/or PhunToken change, the the manner in which we have accounted for proceeds received related to each may change, which could also result in the need to restate prior financial information.

There can be no assurances that we will properly characterize any given digital asset as a security or non-security or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that digital assets implemented within our platform are securities, we would not be able to offer such digital assets until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a digital asset within our platform was a security may also result in us determining that it is advisable to remove such digital assets from our platform that have similar characteristics to the digital asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased, earned or received such digital assets on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar digital assets, which could negatively impact our business, operating results, and financial condition.

1

PART II

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the forgoing, and due to the material weakness in internal control over financial reporting identified by management (as further outlined below), our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2023.

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

2

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Exhibits

We hereby file as part of this Amendment No. 1 to the Annual Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Furnished herewith

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: January 15, 2025	By:	/s/ Stephen Chen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

Date: January 15, 2025	By:	/s/ J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)

4