Form 10-Q/A
period 2024-09-30
Phunware, Inc.
filed 2025-01-15
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 14, 2025, 20,170,745 shares of common stock, par value $0.0001 per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Phunware, Inc. (the “Company”, “we”, “us” or “our”) for the quarterly period ended September 30, 2024, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 8, 2024 (the “Quarterly Report”) is being filed to amend and restate (i) Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to include disclosure regarding our recent initiatives to apply artificial intelligence technology in the Company’s business in the “Overview” section, and (ii) Part II Item 1A “Risk Factors” to include a risk factor addressing risks specific to the Company’s use of, and reliance upon, artificial intelligence technology.

As required by Rule 12b-5 under the Securities Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment contains only the cover page, this explanatory note, the complete amended text of Part I Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the complete amended text of Part II, Item 1A “Risk Factors”, the exhibit list, a signature page, and the revised certifications.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Quarterly Report or reflect any events that have occurred after the Quarterly Report was initially filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Quarterly Report was originally filed. This Amendment should be read together with the Quarterly Report and the Company’s other filings with the SEC.

i

ii

PART I - FINANCIAL INFORMATION

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

On November 1, 2024, Troy Reisner notified the Company that he intends to step down as our Chief Financial Officer, and he departed the Company on November 30, 2024. The Company has initiated a search for potential candidates to replace Mr. Reisner.

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

The “artificial intelligence” (AI) in the context of the Company’s platform will initially be generative pre-trained transformer (GPT) technology. We plan to use such artificial intelligence in various contexts within its internal systems, current product offerings and its new software development platform, including the following items:

•
Creator.phunware.com. We have created, deployed and are testing creator.phunware.com, an online platform which is the first step in the Company’s new software development platform initiative. This platform will in the future utilize generative AI (initially GPT technology) to simplify the mobile app request, submission, creation, development, customization and completion processes for customers. The platform is designed to include a Sales Companion GPT, a generative AI assistant that will guide customers step-by-step through the onboarding and sales processes, helping guide their decisions in creating, developing, customizing and completing their mobile apps, making them even more intuitive, efficient and less expensive.
•
Generative AI Tools for Internal Systems. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of its mobile apps and drastically reduce the time required to adapt its mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality customized mobile apps more accessible and affordable for small to medium sized businesses ("SMBs") and enterprises.
•
AI Features and Functionalities for Engagement and Monetization. We are also developing AI Personal Concierge features and functionalities to serve as a human-like interface in our mobile apps for its customers and users thereof. This feature is expected to revolutionize user interaction by enhancing engagement and providing SMBs and enterprises with innovative opportunities to further monetize their products and services with users. We also intend to develop and include predictive AI features and functionalities in its mobile apps for Company customers and to use predictive AI to improve and enhance mobile apps for customer use cases and user personalization.
•
Automation Technology. In the future, we plan to further integrate generative AI into our App Creator process to facilitate collection and evaluation of inputs - such as customer-provided content, branding materials, and other relevant information - and automatically generate necessary configuration files. We expect this to evolve into largely AI-related automated processes to build the app itself.

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

PART II - OTHER INFORMATION

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

The disclosure below supplements the risk factors previously disclosed under Part I Item 1A “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 15, 2024 for the year ended December 31, 2023. For the quarter ended September 30, 2024, we identified the following additional risk factor:

Artificial Intelligence is an emerging area of technology that has and may further impact various aspects of our business operations and customer interactions. We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, financial condition and/or operating results.

We have made, and expect to continue making, investments in the integration of AI into our platforms, products and services. However, AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies. The process of refining and expanding our AI-driven offerings may involve significant costs, and there can be no assurance that our efforts will ultimately succeed.

The complexity of AI systems, coupled with rapidly evolving competition in the AI space, introduces significant uncertainty about our ability to successfully integrate and commercialize these technologies. Competitors may develop more effective or efficient AI solutions, potentially undermining our competitive position. Additionally, the regulatory environment surrounding AI is still in development, and new laws or regulations could emerge that require substantial adjustments to our business practices. These changes could impose unexpected costs or operational disruptions, and the full scope and impact of such regulatory developments remains uncertain.

Furthermore, we may rely on third-party vendors that incorporate AI in certain products and services they provide to us. As a result, we may not have full visibility or control over the quality, security, performance, or compliance of AI-powered solutions sources externally. There is also a risk that the underlying algorithms used by us or third-party vendors may be flawed, or trained on incomplete or biased datasets, leading to inaccuracies, inefficiencies or other negative consequences. Any of these factors, whether related to internal AI development, third-party dependencies, or regulatory changes, could have a material adverse effect on our business, financial condition and/or operating results.

Item 6. Exhibits

Unless otherwise noted, the exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference (as stated therein) as part of this Amendment on Form 10-Q/A.

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1(1)	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

(1)

The certifications attached as Exhibit 32.1 accompany this Amendment on Form 10-Q/A pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to our Quarterly Report on From 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

January 15, 2025	Phunware, Inc.

	By:	/s/ Stephen Chen
	Name:	Stephen Chen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

January 15, 2025	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting & Financial Reporting
(Principal Accounting and Financial Officer)