Form 10-K
period 2024-12-31
Phunware, Inc.
filed 2025-03-31
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $46,6133,592 as of June 28, 2024, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of March 21, 2025, 20,170,745 shares of common stock, par value $0.0001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

"Phunware," and the Phunware design logo and the trademarks or service marks of Phunware, Inc. and its subsidiaries appearing in this Annual Report on Form 10-K are the property of Phunware, Inc. Trade names, trademarks and service marks of other companies that may appear in this report are the property of their respective holders. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

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

•
We have a history of losses and we may not achieve or sustain profitability in the future.
•
Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).
•
Our growth could be slower than expected.
•
Current and future litigation and arbitration proceedings could adversely affect us.
•
Our results of operations could be negatively affected if we cannot adapt to ongoing market changes.
•
The actual market for our products and services solutions could be significantly smaller than estimates.
•
Substantial competition could reduce our market share and significantly harm our financial performance.
•
Our future results will depend on our ability to continue to focus our resources and manage costs effectively.
•
Our profitability could suffer if we are not able to manage projects and contracts on time.
•
Our business strategy is evolving.
•
Artificial Intelligence is an emerging area of technology that has and may further impact various aspects of our business.
•
Future acquisitions could harm our business.
•
We may not be able to recognize revenue in the period in which our services are performed.
•
Our financial results may be adversely affected by changes in accounting principles applicable to us.
•
We may experience quarterly fluctuations in our operating results.
•
We have identified a material weakness in our internal control over financial reporting.
•
We could be liable for damages for security breaches or disclosure of confidential information or personal data.
•
Disruptions in our customers’ businesses or inadequate service could cause us to lose customers.
•
Our technology offerings and services could infringe upon the intellectual property rights of others.
•
We may be unable to protect our intellectual property rights.
•
If we are unable to collect our receivables our results of operations or financial condition could be adversely affected.
•
Increased costs of labor and employee health and welfare benefits may adversely impact our results of operations.
•
If subscription renewal rates decrease our future revenue and operating results may be harmed.
•
We may be unable to attract new customers or increase sales.
•
Because revenue is recognized over the term of subscription contracts, sales results are not immediately reflected.
•
If we fail to forecast our revenue accurately our operating results could be adversely affected.
•
Our sales cycle can be long and unpredictable, particularly with respect to large subscriptions, and our sales efforts require considerable time and expense.
•
Advertising fraud could harm our reputation.
•
If we do not maintain and grow advertisers and distribution partners, our services could be adversely affected.
•
Any inability to deliver successful mobile advertising campaigns will prevent us from growing or retaining our advertiser base.
•
We may be unable to deliver advertising in a context that is appropriate for mobile advertising campaigns.
•
Activities of our advertising customers could damage our reputation or give rise to legal claims against us.
•
Any limitation on our ability to collect and use data could significantly diminish the value of our solutions.
•
Evolving governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection could impact our business.
•
We may not adequately prevent disclosure of trade secrets and other proprietary technology and information.
•
We could be subject to additional income tax liabilities.
•
Taxing authorities may assert that we should have collected or in the future should collect sales and use, value-added or similar taxes.
•
Our net operating loss carryforwards may expire unutilized or underutilized.
•
Our large customers have substantial negotiating leverage.
•
Our customers' financial distress or disruptions in their business could affect our financial position and results.
•
If we are unable to obtain and maintain adequate insurance, our financial condition could be adversely affected.
•
The requirements of being a public company may strain our systems and resources.

•
Reduced reporting requirements available to us, may cause our common stock to be less attractive to investors.
•
Our business is subject to the risks of catastrophic events outside of our control.

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility

•
We may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business.
•
The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations.
•
The price of our common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.
•
Failure to meet the continued listing qualification of the Nasdaq Capital Market could adversely affect our business.
•
If analysts do not cover our business the price and trading volume of our common stock could decline.
•
We do not currently intend to pay dividends on our common stock.
•
Delaware law and our organizational documents contain certain anti-takeover provisions that could delay or discourage takeover attempts.
•
Our certificate of incorporation designates the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders.

Risks Related to our Digital Asset Holdings

•
We may acquire additional digital assets in the future.
•
The prices of our digital assets may be influenced by regulatory, commercial, and technical factors.
•
The unregulated nature surrounding bitcoin trading venues may adversely affect the value of our digital asset holdings.
•
If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our digital asset holdings, we may lose some or all of our bitcoin.
•
The loss or destruction of a private key required to access our bitcoin may be irreversible.
•
A determination that our digital assets are "securities" could lead to regulation as an “investment company”.

Risks Related to our Token Ecosystem and Tokens

•
There can be no assurance that PhunCoin will ever be issued, and any significant difficulties we may experience in the offerings of PhunCoin or the sales of PhunToken could result in claims against us.
•
The development and acceptance of blockchain networks, are subject to a variety of factors that are difficult to evaluate.
•
Because our tokens will be digital assets built and transacted initially on top of existing third-party blockchain technology, we will be reliant on another blockchain network.
•
The development and operation of our Token Ecosystem (hereinafter defined) will require additional technology and intellectual property rights.
•
Our Token Ecosystem exposes us to risks of privacy data breach and cybersecurity attacks.
•
Our Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code.
•
Our Token Ecosystem is susceptible to mining attacks.
•
There is no trading market for PhunCoin.
•
Any delay in the development of our Token Ecosystem may result in declines in PhunToken revenue.
•
The laws and regulations governing digital assets is are complex and evolving.
•
The sale of PhunToken or the offerings of PhunCoin may subject us to additional regulatory requirements.
•
The prices of digital assets are volatile.
•
Whether our digital assets constitute a "security" is subject to a high degree of uncertainty.

PART I

Item 1. Business.

General

Phunware, Inc. (the "Company," "Phunware," "we," "us," or "our") is a technology company specializing in mobile application (app) software and services and mobile-app advertising. Our cloud-based platform for mobile provides companies with the solutions necessary to engage, manage and monetize their mobile application portfolios and audiences. Our mission is to foster digital interactions that enable a more engaged, interactive, and valuable experience for all stakeholders. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Phunware helps brands define, create, launch, promote and monetize their mobile application identities as a means to anchor the consumer journey and improve brand interactions. Our platform allows for the sale, licensing and creation of category-defining mobile experiences for customers and their application users worldwide.

Business Model

Our mobile application business model includes a combination of mobile application software subscription and service offerings that enable customers to engage, manage and monetize their mobile application portfolios throughout the mobile application lifecycle, which occurs in four phases:

•
Strategize — We help brands define the application experience and determine the operating systems, feature sets and use cases they want their mobile application to support.
•
Create — We help brands build their application portfolio.
•
Launch — We help brands launch their applications and build their mobile audience.
•
Engage, Monetize and Optimize — We help brands activate, monetize and optimize their mobile application portfolios.

Our product and service offerings primarily include cloud-based recurring software license subscriptions, most of which are multi-year, application development and support services. Although a majority of our product and service offerings have been sold utilizing an internal sales team, we have also sold our product and service offerings through various sales partners, including value added resellers and systems integrators. We continue to invest in these relationships.

We also provide in-application advertising services by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. Fees from advertisers are commonly based on the number of ads delivered or views, clicks or actions by users on mobile advertisements delivered, and we recognize revenue at the time the user views, clicks or otherwise acts on the ad. We generally sell ads on a cost per thousand impressions basis, on which advertisers are charged for each ad delivered to 1,000 consumers.

Our Products and Services

Our mobile software subscriptions and services offerings include the following:

•
A cloud-based application framework vertical solution license for iOS and Android-based mobile applications. We have focused a majority of our recent sales efforts on addressing the patient experience for healthcare and the luxury guest experience for hospitality. However, our product and service capabilities also serve the employee experience in the workplace, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate and the student experience for education.
•
We offer integration of our software development kit (“SDK”) licenses into applications, including:
o
Analytics (SDK that provides data related to application use and engagement);
o
Content Management (SDK that allows application administrators to create and manage app content in a cloud-based portal);
o
Alerts, Notifications & Messaging (SDK that enables brands to send messages to app users through the app); and

o
Location-Based Services (modules that include mapping, navigation, wayfinding, workflow, asset management and policy enforcement).
•
We also offer development services for customers who wish to have a customized application experience.

We also provide in-app advertising services, including re-occurring and one-time transactional media purchases for application discovery, user acquisition and audience building, audience engagement and audience monetization.

Competitive Strengths

Cloud-based vertical solution application framework: Phunware was built from the ground up to focus on native mobile application development and services. The result is over a decade of vertical-solution specific mobile application experience, which we believe is a major competitive differentiator.

Results-driven culture: Many of our employees are granted restricted stock units upon, and from time to time after, commencement of their employment and are encouraged to think of Phunware as a company they own rather than a company for which they work. We also promote from within to reward top performers and encourage leadership development. The result is an employee base singularly focused on solving problems and driving results.

Intellectual property portfolio development and world-class engineering resources: Through our world-class in-house technical and engineering organization, we have focused on developing our patents and other intellectual property, which includes methods of accessing wireless account information, rendering content on a wireless device, indoor and outdoor navigation with a mobile device and more. We are developing creative solutions to solve complex technical problems and create competitive advantages for our customers. We hold 18 issued patents, six pending patents and one allowed patent in various areas including content management, location services and cryptocurrency.

Our Customers

Our target customers for our mobile software subscription and services are companies that are looking to enact digital transformation in their business. We provide technology and solutions to support these organizations through every stage of the mobile application lifecycle.

We believe the multi-year nature of our software and services agreements and related recurring revenues provides revenue visibility. Our software subscription and services agreements with our customers consist of terms relating to length of agreement (for software subscriptions and application support), payment, performance, cancellation and termination, confidentiality, indemnification obligations and limitation of liability, among other provisions. All of these agreements contain terms of service that are generally consistent across our customers. Our subscription and services agreements generally do not impose obligations of exclusivity or other limiting terms upon us.

Our advertising agreements, also known as insertion orders, are, for the most part, governed by the standard terms and conditions from the Interactive Advertising Bureau’s (“IAB”) Standard Terms and Conditions for Internet Advertising for Media Buys One Year or Less ("IAB Terms"). The IAB Terms provide that in the event that payments are not paid to the agency, then the media company, or us, agrees to hold the advertiser solely liable. We view the agreements as contracts that ordinarily accompany the business conducted by Phunware and, because of the lack of any commitments to provide a certain amount of business, we are not substantially dependent on the agreements.

Concentration of Major Customers

Due to the nature of our business, we have in the past and may at times in the future, have a material concentration of our revenue with a small number of customers. For the year ended December 31, 2024, three customers collectively represented 34% of our net revenues.

Our Growth Strategy

Key elements of our growth strategy include:

Expansion and scaling of mobile products and services. Mobile applications and in-application advertising media are among the fastest-growing and complex technology markets. We have made significant investments in research and development and plan to continue extending the functionality and scale of our mobile applications in the future.

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

Continued growth of our customer base through targeted marketing and outreach. We intend to continue to opportunistically expand our reach in existing industry verticals and into and within new industry verticals that benefit from our integrated solutions, comprehensive lifecycle approach and ability to engage users in both digital and physical worlds, particularly healthcare and hospitality.

Addition of new capabilities and geographic regions through strategic transactions. We operate in a fragmented market that offers significant consolidation opportunities. We plan to continue to evaluate strategic acquisitions, partnerships and other transactions that enhance our capabilities.

Expansion of our partnership network with third-party providers of products and services. We are able to leverage our mobile expertise and capabilities to compete effectively for new customers both directly and indirectly. Primary indirect channels include hardware, software and systems integrators/consultancies. We are focused on building our brand and offerings to grow within existing and target markets where there is strong demand for the products and solutions we provide.

Sales and Marketing

Our salesforce is focused on direct sales opportunities for our software subscription and services and advertising product lines. They are experienced across all verticals in which we serve and can assist small, medium and large-sized organizations. Our marketing efforts focus on building brand reputation, expanding market awareness, driving customer demand and enabling our sales team.

Our software subscription and services sales team is supported by our customer solutions team, which has deep technical expertise. Once contracted, our program management team collaborates with customers to ensure timely deliverables of contracted licenses and services. Post implementation, customers are supported post-sale by our customer success function managed within our program management team. Our sales cycle can range many months for large organizations.

We market our advertising product line direct to businesses and agencies. We are also hoping to expand our media offerings by attracting new business from local and national advertising agencies. Our contract term for advertising transactions can be as short as a few days to three months for larger advertising campaigns. Our sales cycle is typically short for direct to business customers, whereby it may be longer when partnering with agencies.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionalities into our products, services and solutions. Our research and development efforts are focused on improving and enhancing our existing product and service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions such as artificial intelligence. Performance, security, depth and breadth of functionality and usability of our solutions drive our technology decisions and research and development. Our research and development expenses were $2.3 million and $4.4 million for the fiscal years ended December 31, 2024 and 2023, respectively.

Artificial Intelligence (AI)

In October 2024, we announced the commencement of the development of a new generative AI-driven software development platform to enable businesses of any size to design, create, build, and deploy high-quality custom mobile applications shorter periods of time. The platform will be designed to utilize generative AI in a manner that will enable businesses to develop and monetize custom mobile app solutions more quickly and at a lower cost, making them more accessible to small and medium-sized businesses.

The “artificial intelligence” (AI) in the context of the Company’s platform will initially be generative pre-trained transformer (GPT) technology. We plan to use such AI in various contexts within our internal systems, product offerings and new software development platform, including the following:

•
Creator.phunware.com. We have created, deployed and are testing creator.phunware.com, an online platform which is the first step in the Company’s new software development platform initiative. This platform will in the future utilize generative AI (initially GPT technology) to simplify the mobile app request, submission, creation, development, customization and completion processes for customers. The platform is designed to include a Sales Companion GPT, a generative AI assistant that will guide customers step-by-step through the onboarding and sales processes, helping guide customer decisions in creating, developing, customizing and completing their mobile apps, making them even more intuitive, efficient and less expensive.
•
Generative AI Tools for Internal Systems. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality customized mobile apps more accessible and affordable for small to medium sized businesses ("SMBs") and enterprises.
•
AI Features and Functionalities for Engagement and Monetization. We are also developing AI Personal Concierge features and functionalities to serve as a human-like interface in our mobile apps for customers and users thereof to enhance engagement and provide our customers with innovative opportunities to further monetize their products and services with users.
•
Automation Technology. In the future, we plan to further integrate generative AI into our App Creator process to facilitate collection and evaluation of inputs - such as customer-provided content, branding materials, and other relevant information - and automatically generate necessary configuration files.

PhunCoin and PhunToken

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

PhunCoin is intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data and will allow holders to participate in the economics of the Token Ecosystem by receiving PhunCoin based on how much information and data they are willing to share with the system. During 2018 and 2019, we sold rights to the future issuances of PhunCoin. To date, we have recorded the rights purchases as a liability in our consolidated balance sheets as of December 31, 2024 and 2023, as we have yet to issue any PhunCoin pursuant to our rights offerings. We may generate additional funding from sales of PhunCoin in the future.

PhunToken is intended to be the “Value of Engagement” that empowers consumers to monetize their data and to use PhunToken to engage with brands and others in the Token Ecosystem. PhunToken was created as and is intended to be a digital asset utility token which enables holders to engage via Phunware mobile applications initially with the Company and, when and if the ecosystem is further developed, eventually with brands, media buyers and other customers of the Company. Such engagements would occur on the Company’s platform and are expected to consist of activities which may benefit the Company and sponsoring brands, media buyers and other customers when a user, for example participates in surveys, watches videos or verifies user locations for proximity-based marketing campaigns. The Company anticipates that participants in such engagement activities will be rewarded by earning and receiving PhunToken from the Company or other sponsoring parties, and that PhunToken will be redeemable for valuable goods, services and experiences within branded marketplaces, similar to traditional loyalty or rewards programs. To date, opportunities to earn and utilize PhunToken in the Token Ecosystem have been limited and there is currently no mechanism for consumers to redeem PhunToken either from the Company or through the Token Ecosystem as the PhunToken ecosystem is still in development. In 2021, we commenced the selling of PhunToken to third parties. Upon the sale of PhunToken to customers, we transfer the PhunToken purchased to the customers' ethereum-based wallet address. We have sold PhunToken in the past and may sell additional PhunToken in the future; however, the amount of PhunToken sold in 2023 and 2024 was immaterial.

We are currently researching and assessing future opportunities and next steps for PhunCoin, PhunToken and the development of the Token Ecosystem.

Competition

The market for technology and solutions related to mobile application lifecycle management is evolving, highly competitive and significantly fragmented. With the introduction of new technologies, including AI, and the potential entry of new competitors into the market, we expect competition to increase and intensify in the future, which could harm our ability to increase sales, maintain or increase renewals and maintain our prices.

We compete primarily with companies offering cloud-based software solutions for location-based services, mobile marketing automation, content management, analytics and audience monetization, as well as data and campaign management for audience building and engagement. We also sometimes compete with application development agencies, in-house mobile teams and products developed by software providers that allow customers to build and scale new mobile applications. Our competitors include Airship, Apadmi, Mutual Mobile, Pointr and Purple.

We believe the principal competitive factors in our market include the following:

•
product features and functionality;
•
location accuracy and latency;
•
technology architecture;
•
level of customer satisfaction;
•
ease of use and integration of products and services;
•
deployment options and hardware flexibility;
•
breadth and depth of application functionality;
•
professional services and customer support;
•
total costs of ownership;
•
brand awareness and reputation;
•
sophistication of technology platform;
•
actionable insights through big data analytics;
•
capability for customization, configurability, integration, security, scalability and reliability of applications;
•
ability to innovate and respond to customer needs rapidly;
•
domain expertise;
•
size of customer base and level of user adoption; and
•
ability to integrate with legacy enterprise infrastructures and third-party applications.

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

In the United States, we have 17 patents issued and six pending and one allowed non-provisional patent applications. The issued patents expire between the years 2027 and 2037, which are subject to the payment of maintenance fees. We also have one patent in Japan, which expires in 2031, that is subject to the payment of annual fees. In addition, we have one pending international patent application. Further, we have registered “Phunware” as a trademark in the United States and Canada. We cannot provide assurance that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot provide assurance that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

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

Employees

We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2024, we had 29 full-time employees. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.

Key Events and Recent Developments

On October 22, 2024, Michael Snavely tendered his resignation as Chief Executive Officer, and as a member of our Board of Directors, effective immediately. On the same date, our Board of Directors appointed Mr. Stephen Chen, our then existing Chairperson of our Board of Directors, as Interim Chief Executive Officer. In connection therewith, while Mr. Chen will continue to serve as member of the Board of Directors, effective October 22, 2024, Mr. Chen resigned as Chairperson of the Board and as a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. To fill the vacancies caused by Mr. Snavely’s resignation from the Board of Directors and Mr. Chen’s resignation as Chairperson of the Board and as a member of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, Rahul Mewawalla was appointed as Chairperson of the Board, effective October 22, 2024, and Quyen Du was appointed as a member of the Board of Directors and each of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, effective February 28, 2025.

On November 1, 2024, Troy Reisner notified the Company that he intends to step down as our Chief Financial Officer, and he departed the Company on November 30, 2024. The Company has initiated a search for potential candidates to replace Mr. Reisner.

Please see the subsection captioned "Liquidity and Capital Resources" in Part II. Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for additional discussion on additional recent developments.

Corporate Information

Our principal executive offices are located at 1002 West Avenue, Austin, Texas 78701, and our telephone number is (512) 693-4199. Our website address is https://www.phunware.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. We have included our website address as an inactive textual reference only.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on the investor relations section of our website, located at https://www.phunware.com, which we post as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, such as Phunware, that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

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

We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2024 and December 31, 2023. These losses were due to both a decline in platform revenue in 2023 and 2024, as compared to previous years, goodwill impairment in 2023, investments we made to build our products and services, grow and maintain our business, acquire customers and service our various debt obligations. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and expand our product offerings. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operating costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses, including, but not limited to additional costs in resolving our existing legal matters. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Annual Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, that we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).

On October 22, 2024, the Company and Michael Snavely entered into a separation agreement which provided that Mr. Snavely’s employment with the Company as its Chief Executive Officer terminated. On the same day, our board of directors appointed Stephen Chen, the Company’s then Chairperson and Class I director, as Interim Chief Executive Officer. If we are unable to execute a timely and orderly transition and successfully integrate the Interim Chief Executive Officer into our leadership team, revenue, operating results and our financial condition may be adversely impacted.

Our future performance also will continue to depend on the services and contributions of our other senior management and key employees to execute on our business plan and to identify and pursue new opportunities as well as service and product innovations. These changes, and any future changes, in our operations and management team could be disruptive to our operations. Further, if the Interim Chief Executive Officer formulates different or changed views, the future strategy and plans of our business may differ materially from those of the past.

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

Current and future litigation and arbitration proceedings could adversely affect us.

The Company is party to litigation with Wild Basin Investments, LLC and other parties as further described in this Annual Report as well as arbitration with Wilson Sonsini Goodrich & Rosati, Professional Corporation, as further described in this Annual Report. We and our officers and directors, may become subject to other legal proceedings in our ordinary course of business. We cannot predict with certainty the outcome of these legal proceedings. The outcome of these or future legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings involve substantial costs, including the costs associated with investigation, litigation, arbitration and possible settlement, judgment, penalty, or fine. As a smaller company, the collective costs of litigation and arbitration proceedings represent a drain on our cash resources, and require an inordinate amount of our management’s time and attention. An adverse ruling with respect to our current or any other litigation could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and results.

Our results of operations and ability to grow could be negatively affected if we cannot adapt and expand our technology and product and service offerings in response to ongoing market changes.

The software and technology solutions business and markets are characterized by rapid technological change, evolving industry standards, changing customer preferences and new product and service introductions. Our success depends on our ability to continue to develop and implement technology, product and service offerings that anticipate or timely respond to rapid and continuing changes in technology and industry developments and offerings by new technology providers to serve the evolving needs of our customers. Examples of areas of significant change in the industry include cloud, software defined infrastructure, virtualization, security, mobility, data analytics and IoT, the continued shift from maintenance to managed services and ultimately to cloud based services, as-a-service solutions, security and information technology automation. In addition, enterprises are continuing to shift from on-premise, hardware infrastructure to software centric hosted solutions. Technological developments such as these may materially affect the cost and use of technology and services by our customers and could affect the nature of how our revenue is generated. These technologies and others that may emerge, could reduce and, over time, replace some of our current business. In addition, customers may delay spending under existing contracts and engagements and may delay entering into new contracts while they evaluate new technologies. If we do not sufficiently invest in new technology, industry developments and our personnel, or evolve and expand our business at sufficient speed and scale, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our technology, products and services, our results of operations and our ability to develop and maintain a competitive advantage and growth could be negatively affected.

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

The challenges of managing larger and more complex projects include:

•
maintaining high quality control and process execution standards;
•
maintaining planned resource utilization rates on a consistent basis;
•
maintaining productivity levels and implementing necessary process improvements;
•
controlling project costs;
•
maintaining close customer contact and high levels of customer satisfaction;
•
recruiting and retaining sufficient numbers of skilled engineering, design and program management professionals; and
•
maintaining effective customer relationships.

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

We continue to invest in new services and technologies, including adding additional solutions to our existing product offerings, blockchain and artificial intelligence. The complexity of these solutions, our learning curve in developing and supporting them and significant competition in the markets for these solutions could make it difficult for us to market and implement these solutions successfully. Additionally, there is a risk that our customers may not adopt these solutions widely, which could prevent us from realizing expected returns on these investments. Even if these solutions are successful in the market, they may rely on third-party technology, software, services and our ability to meet stringent service levels. If we are unable to deploy these solutions successfully or profitably, it could adversely impact our business, results of operations or financial condition.

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

We may choose to expand by making additional acquisitions that could be material to our business. We have in the past made several acquisitions of complementary businesses, including acquisitions of Odyssey, Simplikate, Digby, Tapit!, GoTV and Lyte Technology, Inc.

Acquisitions involve many risks, including the following:

•
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
•
we may encounter difficulties or unforeseen expenditures in integrating the business, technologies, products, personnel, or operations of any company that we acquire, particularly if key personnel of the acquired company decide not to work for us;
•
an acquisition may disrupt our ongoing business, divert resources, increase our expenses, or distract our management;
•
an acquisition may result in a delay or reduction of customer purchases for both us and the company we acquired due to customer uncertainty about continuity and effectiveness of service from either company;

•
we may encounter difficulties in, or may be unable to, successfully sell any acquired technology, products or services;
•
an acquisition may involve the entry into geographic or business markets in which we have little or no prior experience or where competitors have stronger market positions;
•
the challenges inherent in effectively managing an increased number of employees in diverse locations;
•
the potential strain on our financial and managerial controls and reporting systems and procedures;
•
the potential known and unknown liabilities associated with an acquired company;
•
our use of cash to pay for acquisitions would limit other potential uses for our cash;
•
if we incur additional debt to fund such acquisitions, such debt may subject us to additional material restrictions on our ability to conduct our business as well as additional financial maintenance covenants;
•
the risk of impairment charges related to potential write-downs of acquired assets or goodwill in future acquisitions;
•
to the extent that we issue a significant amount of equity or equity linked securities in connection with future acquisitions, existing stockholders may be diluted and earnings per share may decrease; and
•
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

Our quarterly operating results have fluctuated in the past and we expect them to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance and comparing our operating results on a period-to-period basis may not be meaningful. In addition to the other risks described herein, factors that may affect our quarterly operating results include:

•
the amount and timing of completion of application development services and other service-related engagements;
•
changes in spending on subscriptions, services and advertising media offerings and services by our current or prospective customers;
•
pricing our technology, products, and services effectively so that we are able to attract and retain customers without compromising our operating results;
•
one-time, non-recurring revenue events;
•
attracting new customers and increasing our existing customers’ use of our technology offerings and services;
•
the mix between new contracts and renewals of existing contracts;
•
customer renewal rates and the amounts for which agreements are renewed;
•
awareness of our brand;
•
changes in the competitive dynamics of our market, including consolidation among competitors or customers and the introduction of new technologies and technology enhancements;
•
our ability to manage our existing business and future growth;
•
unforeseen costs and expenses related to the expansion of our business, operations and infrastructure, including disruptions in our hosting network infrastructure and privacy and data security;
•
customer delays in purchasing decisions in anticipation of new products or product enhancements by us or our competitors;
•
budgeting cycles of our customers;
•
changes in the competitive dynamics of our market, including consolidation among competitors or customers;
•
the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses (including marketing events and commissions and bonuses associated with performance) and employee benefit expenses;
•
changes to the commission plans, quotas and other compensation related metrics for our sales representatives;
•
the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments and other non-cash charges;
•
the amount and timing of costs associated with recruiting, training and integrating new employees;
•
the amount and timing of cash collections from our customers and the mix of quarterly and annual billings;

•
unforeseen costs and expenses related to the expansion of our business, operations and infrastructure;
•
changes in the levels of our capital expenditures;
•
foreign currency exchange rate fluctuations; and
•
general economic and political conditions.

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

Our management has identified a material weakness in our internal control over financial reporting related to a lack of segregation of duties. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. For further discussion of our internal control over financial reporting, a description of the identified material weakness and a summary of the remediation efforts we are implementing, see Part II, Item 9A “Controls and Procedures” of this Report.

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

In addition, we often have access to or are required to manage, utilize, collect and store sensitive or confidential customer or employee data, including personal data. As a result, we are subject to numerous U.S. and non-U.S. laws and regulations designed to protect this information, such as the European Union’s General Data Protection Regulation (GDPR) and various U.S. federal and state laws governing the protection of personal data. If any person, including any of our employees, negligently disregards or intentionally breaches controls or procedures with which we are responsible for complying with respect to such data, or otherwise mismanages or misappropriates that data, or if unauthorized access to or disclosure of data in our possession or control occurs, we could be subject to liability and penalties in connection with any violation of applicable privacy laws and/or criminal prosecution, as well as significant liability to our customers or our customers’ clients for breaching contractual confidentiality and security provisions or privacy laws. These risks will increase as we continue to grow our cloud-based product offerings and services and store and process increasingly large amounts of our customers’ confidential information and data and host or manage parts of our customers’ businesses, especially in industries involving particularly sensitive data such as the healthcare industry which we serve. The loss or unauthorized disclosure of sensitive or confidential customer or employee data, including personal data, whether through breach of computer systems, systems failure, employee negligence, fraud or misappropriation, or otherwise, could damage our reputation and cause us to lose customers.

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

Labor related costs represent a significant portion of our expenses and we have experienced increases in compensation related expenses. Additional increases in labor costs, for example, as a result of increased competition for skilled labor, or employee benefit costs, such as healthcare costs or otherwise, could further impact our business, results of operations or financial condition.

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

The sales cycle between our initial contact with a potential customer and the signing of a contract to provide technology, products and services varies. As a result of the length and unpredictability of the sales cycle, we have a limited ability to forecast the timing of sales. A delay in or failure to complete transactions could harm our business and financial results and could cause our financial results to vary significantly from quarter to quarter. Our sales cycle varies widely, reflecting differences in our potential customers’ decision-making processes, procurement requirements and budget cycles and is subject to significant risks over which we have little or no control, including:

•
our customers’ budgetary constraints and priorities;
•
the timing of our customers’ budget cycles; and
•
the length and timing of customers’ approval processes.

If we fail to detect advertising fraud or other actions that impact our advertising campaign performance, our reputation with advertisers or agencies could be impacted, which could cause our revenue and business to suffer.

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

•
Inability to accurately process data and extract meaningful insights and trends, such as the failure to accurately process data to place ads effectively at digital media properties;
•
Faulty or out-of-date algorithms that fail to properly process data or result in inability to capture brand-receptive audiences at scale;
•
Technical or infrastructure problems causing digital video not to function, digital video or impressions to not display properly or be placed next to inappropriate context;
•
Inability to control video completion rates, maintain user attention or prevent end users from skipping advertisements;
•
Inability to detect and prevent advertising fraud and other malicious activity;
•
Inability to fulfill audience guarantee or viewability requirements of advertiser customers;
•
Inability to integrate with third parties that measure campaigns against audience guarantee or viewability requirements;
•
Unavailability of campaign data for advertisers to effectively measure the success of their campaigns; and
•
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

While we have not collected data that is traditionally considered identifiable personal data, such as name, email address, physical address, phone numbers or social security numbers, we typically collect and store IP addresses, geolocation information and device or other persistent identifiers that are or may be considered personal data in some jurisdictions or otherwise may be subject to applicable laws or regulations. For example, some jurisdictions in the EU regard IP addresses as personal data and certain regulators have advocated for including IP addresses, GPS-level geolocation data and unique device identifiers as personal data. Moreover, the California Consumer Privacy Act (CCPA) also establishes certain transparency rules and creates new data privacy rights for users. As such, the use of geolocation gathering in California should be approached with care to ensure compliance. Furthermore, the GDPR makes clear that online identifiers (such as IP addresses and other device identifiers) will be treated as “personal data” going forward and therefore subject to stricter data protection rules.

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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with our reverse merger and recapitalization on December 26, 2018. As of December 31, 2024, we had federal net operating loss carryforwards of approximately $248.2 million, of which $162.5 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2024, we had state and local net operating loss carryforwards of approximately $236.7 million, with the majority beginning to expire in 2030 if not utilized.

We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2024. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as a tornado, earthquake, hurricane, mudslides, fire, flood, snow, ice or extreme temperatures could have a material adverse effect on our business, results of operations and financial condition and our insurance coverage may be insufficient to compensate us for losses that may occur. We have at least one data center located in California, a region known for earthquakes and mudslides. A significant amount of our development and advertising operations employees are also located in California. We also have a corporate office in Texas, which is susceptible to floods, extreme temperatures, heavy winds, ice, snow and tornadoes. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our or our advertisers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins, denial-of-service attacks and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data. We may not have sufficient protection or recovery plans in some circumstances, such as natural disasters affecting California or Texas. As we rely heavily on our data centers, computer and communications systems and the internet to conduct our business and provide high-quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ business, which could have a material adverse effect on our business, results of operations and financial condition.

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

During 2024, we sold and issued common stock via at-the-market offerings and public offerings under a shelf registration statement. We also issued shares of common stock to settle outstanding debt obligations and upon exercise of warrants. Additional capital may be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or products, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders.

In addition, any financings that we may enter into in the future may impose restrictive covenants or otherwise adversely affect the holdings or the rights of our stockholders, and any additional equity financings will be dilutive to our stockholders. The perception that such sales or issuances may occur could also negatively impact the market price of our common stock. Furthermore, additional equity or debt financing might not be available to us on reasonable terms, if at all.

The failure of financial institutions or transactional counterparties could adversely affect our current and projected business operations and our financial condition and results of operations.

We regularly maintain cash balances with financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. Access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Furthermore, should our customers have relationships with financial institutions that fail, this may result in a delay of collecting outstanding receivables, if collectible at all, which could have a material adverse affect on our business.

The price of our common stock has been, and may continue to be, volatile, and you could lose all or part of your investment.

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

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the trading price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.

Specifically, while we cannot state for certainty what circumstances are causing volatility in our stock price, such volatility may be attributable in part to the following factors:

•
price and volume fluctuations in the overall stock market from time to time;
•
the announcement of new products, solutions or technologies, investments, commercial relationships, acquisitions or other events by us or our competitors;
•
changes in how customers perceive the benefits of our products and future offerings;
•
the addition or departure of key personnel, including, but not limited to the successful transition of our Chief Executive Officer;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC;
•
sales of large blocks of our common stock or warrants;
•
developments concerning intellectual property rights;
•
changes in legal, regulatory and enforcement frameworks impacting our products;
•
variations in our and our competitors’ results of operations;
•
whether our results of operations meet the expectations of securities analysts or investors;
•
actual or anticipated fluctuations in our quarterly and annual results and those of other public companies in our industry;
•
the failure of securities analysts to publish research about us, or shortfalls in our results of operations compared to levels forecast by securities analysts;
•
actual or perceived significant data breach involving our products or website;
•
litigation involving us, our industry or both;
•
governmental or regulatory actions or audits;
•
general economic conditions and trends;
•
"flash crashes,” “freeze flashes” or other glitches that disrupt trading on the securities exchange on which we are listed; and
•
major catastrophic events in our domestic and foreign markets, such as, but not limited to, natural disasters, terrorist attacks, cyber-attacks or disease outbreak, epidemic or pandemic.

Furthermore, the trading price of our Common Stock has at times been volatile during relatively short time periods. We believe the volatility in the trading price and price range of our Common Stock may be the result of a number of factors, many of which are outside our control. Any increase in the trading price of our Common Stock may not be sustained. In the event of a rapid decrease in the trading price of our Common Stock, investors could lose a significant portion of their investment.

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

On January 10, 2025, we received notice from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) because the Company had not held an annual meeting of stockholders within 12 months of year-end for the fiscal year ended as of December 31, 2023. On February 14, 2025, we submitted a plan for compliance formal response to the Nasdaq Notice requesting an extension to June 30, 2025 to regain compliance with the applicable continued listing requirements and have begun preparations to hold the 2024 annual stockholders meeting in May 2025. There can be no assurance that we will regain such compliance and Nasdaq could make a determination to delist our common stock.

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

•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
the ability of our board of directors to issue shares of preferred stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•
the limitation of the liability of, and the indemnification of, our directors and officers;

•
the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•
the requirement that directors may only be removed from our board of directors for cause;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•
the requirement that a special meeting of stockholders may be called only by our board of directors, the chairperson of our board of directors, chief executive officer or president (in the absence of a chief executive officer), which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;
•
the requirement for the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal any provision of our certificate of incorporation or bylaws, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in our board of directors and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•
the ability of our board of directors to amend the bylaws, which may allow our board of directors to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the bylaws to facilitate an unsolicited takeover attempt; and
•
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

Risks Related to our Digital Asset Holdings

We currently hold and may acquire additional digital assets in the future, which may expose us to various risks associated with bitcoin and other digital assets.

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

Bitcoin is a highly volatile asset that has traded below $41,000 and above $104,000 per bitcoin during 2024. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including financing our bitcoin with loans from third parties. Furthermore, the impact of our bitcoin holdings on our financial results and the market price of our common stock may be impacted by the trading price of bitcoin at any given time.

The prices of digital assets we may acquire, including bitcoin and ethereum, may be influenced by regulatory, commercial, and technical factors that are highly uncertain, and fluctuations in the prices of digital assets are likely to influence our financial results and the market price of our common stock.

Fluctuations in the trading prices of digital assets we may acquire are likely to influence our financial results and the market price of our common stock. Our financial results and the market price of our common stock would be adversely affected and our business and financial condition could be negatively impacted if the prices of our digital assets decreased substantially, including as a result of:

•
decreased user and investor confidence in digital assets;
•
investment and trading activities of highly active retail and institutional users, speculators, miners and investors;
•
negative publicity or events relating to digital assets;
•
negative or unpredictable media or social media coverage on digital assets;

•
public sentiment related to the actual or perceived environmental impact of bitcoin, ethereum and related activities, including environmental concerns raised by private individuals and governmental actors related to the energy resources consumed in the bitcoin mining process;
•
changes in consumer preferences and the perceived value of bitcoin or ethereum;
•
competition from other digital assets that are believed to exhibit better speed, security, scalability, or other characteristics, or that are backed by governments, including the U.S. government;
•
correlations between the prices of digital assets, including the potential that a crash in one digital asset or widespread defaults on one digital asset exchange or trading venue may cause a crash in the price of bitcoin or other digital assets, or a series of defaults by counterparties on digital asset exchanges or trading venues;
•
the identification of Satoshi Nakamoto, the pseudonymous person or persons who purportedly developed bitcoin, or the transfer of Satoshi’s bitcoin;
•
interruptions in service or failures of the principal markets for or market participants active in trading involving bitcoin, ethereum or other digital assets;
•
further reductions in mining rewards of bitcoin, including block reward halving events, which are events that occur after a specific period of time that reduce the block reward earned by “miners” who validate bitcoin and ethereum transactions;
•
transaction congestion and fees associated with processing transactions on the bitcoin or ethereum network;
•
changes in the level of interest rates and inflation, monetary policies of governments, trade restrictions, and fiat currency devaluations;
•
developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography being used by digital assets becoming insecure or ineffective; and
•
national and international economic and political conditions.

The application of securities, commodities and other laws and other regulations to bitcoin, etherium and other digital assets is unclear in certain respects, and it is possible that new laws and regulations, or interpretations of existing laws and regulations, in the United States or foreign countries may adversely affect the price of bitcoin, ethereum and other digital assets we hold and may acquire. In addition, the risks of engaging in a bitcoin-focused treasury strategy are relatively novel and have created, and may create further, complications due to the lack of experience that third parties have with companies engaging in such a business, such as the unavailability of director and officer liability insurance on reasonably acceptable terms.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin and ethereum in particular, may also impact the price of our digital asset holdings and is subject to a high degree of uncertainty. For instance, the pace of worldwide growth in the adoption and use of bitcoin may depend on public familiarity with digital assets, ease of buying and accessing bitcoin, institutional demand for bitcoin as an investment asset or store of value, consumer demand for bitcoin as a means of payment or store of value, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin and ethereum adoption occurs in the near or medium-term, there is no assurance that bitcoin and ethereum usage will continue to grow over the long-term.

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

Furthermore, bitcoins held by custodians that file for bankruptcy protection or otherwise become subject to other insolvency-related proceedings could be treated as property of the bankrupt or insolvent estate and, accordingly, whether the owner of that bitcoin could be treated as a general unsecured creditor.

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

Security breaches and cyberattacks are of particular concern with respect to digital assets. Bitcoin, ethereum and other digital assets have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

•
a partial or total loss of our holdings in a manner that may not be covered by insurance;
•
harm to our reputation and brand;
•
improper disclosure of data and violations of applicable data privacy and other laws; or
•
significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

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

A determination that a digital asset we hold is a "security" could lead to our classification as an “investment company” under the Investment Company Act of 1940 and could adversely affect the market price of our digital asset holdings and the market price of our common stock.

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and the outcome is difficult to predict. It is possible that the SEC could take a contrary position to the one taken by its senior officials or a federal court could conclude that certain digital assets we hold are securities. Such a determination could lead to our classification as an “investment company” under the Investment Company Act of 1940, as amended (the "Investment Company Act"), which would subject us to significant additional regulatory controls, potential fines and regulatory charges, all of which could have a material adverse effect on our business and operations and also may require us to substantially change the manner in which we conduct our business.

In addition, if a digital asset we hold is determined to be a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of such digital assets and in turn adversely affect the market price of our common stock.

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

In June 2018, we raised capital by offering investors rights to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2024, a total of $1.2 million has been raised in both Rights offerings.

During the second quarter of 2019, Phunware announced the launch of a separate token, PhunToken, by our wholly owned subsidiary, Phun Token International, which enables holders to participate in our blockchain-enabled data exchange and mobile loyalty engagement ecosystem. As of December 31, 2024, we sold an aggregate of $2.6 million of PhunToken. Upon sale of PhunToken to customers, we deliver PhunToken to the respective customer's Ethereum-based wallet.

We plan to use commercially reasonable efforts to develop the Token Ecosystem and deliver PhunCoin and PhunToken, respectively, but there is no assurance that such efforts will be successful. If the Token Generation Event, defined as the launch of the Token Ecosystem, is not consummated, our sales of PhunCoin and additional sales of PhunToken may not result in substantial proceeds. If the Token Generation Event is not consummated and/or PhunCoin or PhunToken is not adopted commercially, we may have to reduce our planned expenditures. Also, any significant difficulties we may experience with the Token Generation Event, the delivery of PhunCoin or the continued sales and delivery of PhunToken could result in claims against us which could have a material adverse effect on our financial condition.

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

The laws and regulations applicable to digital assets, blockchain technologies, digital asset exchanges and offerings of and transactions in digital assets is complex and evolving, and new regulations or policies may materially adversely affect the development and the value of our tokens.

The laws and regulations applicable to digital assets, blockchain technologies and digital asset exchanges, are complex and evolving and varies significantly among U.S. federal, state and foreign jurisdictions and is subject to significant uncertainty at this time. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or digital asset transactions. In addition, any violations of laws and regulations relating to privacy and protection of information in connection with the Token Ecosystem could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect our ability to issue, sell, maintain or utilize PhunCoin or PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

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

The prices of digital assets are volatile. Fluctuations in the prices of digital assets and/or waning interest of investors in the digital asset markets could materially and adversely affect the Token Ecosystem.

The prices of blockchain assets such as bitcoin and ethereum have historically been subject to dramatic fluctuations and are highly volatile. Several factors may influence the interest in digital assets such as PhunCoin and PhunToken, including, but not limited to:

•
global digital asset supply;

•
businesses’ acceptance of digital assets like cryptocurrencies as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold blockchain assets, the perception that the use and holding of digital assets is safe and secure, and the regulatory restrictions on their use;
•
purchasers’ expectations with respect to the rate of inflation;
•
changes in the software, software requirements or hardware requirements underlying the Token Ecosystem;
•
changes in the rights, obligations, incentives, or rewards for the users of and other participants in the Token Ecosystem;
•
interest rates;
•
currency exchange rates, including the rates at which digital assets may be exchanged for fiat currencies;
•
fiat currency withdrawal and deposit policies of digital asset exchanges on which users may trade digital assets and liquidity on such exchanges;
•
interruptions in service from or failures of major digital asset exchanges in which users may trade digital assets;
•
investment and trading activities of large investors, including private and registered funds, that may directly or indirectly puchase PhunCoin or other digital assets;
•
monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•
regulatory measures that may affect the purchase or use of digital assets, including PhunCoin and PhunToken;
•
the maintenance and development of the open-source software protocol of certain digital assets;
•
global or regional political, economic or financial events and conditions; or
•
expectations among the Token Ecosystem or other digital asset market participants that the value and/or utility of certain digital assets will soon change.

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

Additionally, if our conclusions as to the characterization of PhunCoin and/or PhunToken change, the manner in which we have accounted for proceeds received related to each may change, which could also result in the need to restate prior financial information.

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

As part of our cybersecurity risk management program:

•
Cybersecurity risk assessment is performed on all new products and product updates;
•
We employ internal staff with security certifications, and we work with third parties to perform security vulnerability testing;
•
Changes to data protection laws are closely monitored and necessary changes are implemented;
•
We provide routine security training to employees and communicate any emerging threats;
•
We review the security posture of all third parties that we engage;
•
We maintain a comprehensive incident response plan; and
•
We carry cybersecurity insurance to help mitigate any potential losses arising from cybersecurity incidents.

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

Item 2. Properties.

Our corporate headquarters is located in Austin, Texas, where, in June 2022, we entered into a lease agreement for approximately 7,458 square feet of professional office space, through September 2027.

We currently do not anticipate difficulty in either retaining occupancy of any of our facilities through lease renewals prior to expiration or through month-to-month occupancy arrangements or replacing them with equivalent facilities. We believe that our existing facilities are suitable and adequate for our present purposes.

Item 3. Legal Proceedings.

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2.2 million of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. On August 16, 2024, the Company and WSGR entered into an agreed stay of that arbitration proceeding, which provides for a mutually agreed upon stay of that proceeding until the earlier to occur of (a) August 30, 2025 (subject to either party's right to move to lift the stay earlier than that date for good cause) and (b) the settlement or issuance of a judgment in the Wild Basin litigation, as more fully described below. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. On or about October 24, 2024, Plaintiffs, Phunware and individual director and officer defendants entered into a Confidential Settlement Agreement, and on or about October 28, 2024, Phunware, the individual director and officer defendants and the applicable Phunware insurers entered into a Settlement Agreement and Mutual Release (collectively, the “Settlement Agreements”). The Settlement Agreements collectively provide for, among other things, the settlement and release of the Plaintiffs' claims against the individual director and officer defendants, certain agreements between the Plaintiffs and Phunware, including the Plaintiffs' agreement to stay collection of any judgment obtained by the Plaintiffs against Phunware until the settlement or conclusion of the pending WSGR arbitration proceeding. Further, the Settlement Agreements provide for a payment of $2.8 million from the Company’s insurers to the Plaintiffs, the payment of $0.2 million from the insurers to Phunware and the release of the insurers’ subrogation claims against Phunware recoveries from WSGR or its insurers in the WSGR arbitration proceeding. Phunware's insurers made the $2.8 million and the $0.2 million payments on or about December 4, 2024. The Plaintiffs claims against Phunware in this lawsuit remain in effect. A bench trial occurred in March 2025, and we expect the court to render an order or ruling in the case sometime during the third quarter of 2025. We intend to vigorously defend against the remaining claims in this lawsuit and any appeals.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $0.0001 par value, is listed on the Nasdaq Capital Market under the symbol “PHUN”.

Holders

On March 21, 2025, there were approximately 169 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors.

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

Overview

We offer a mobile-application cloud-based platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios. Our offerings include:

•
A cloud-based application framework vertical solution license for iOS and Android-based mobile applications (apps). We have focused a majority of our recent sales efforts on addressing the patient experience for healthcare and the luxury guest experience for hospitality. However, our product capabilities also serve the employee experience in the workplace, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate and the student experience for education.
•
Enterprise mobile software development kits (SDKs) including business intelligence and analytics, content management, alerts, notifications and messaging, and location-based services;
•
Development services for customers who wish to have to have a customized application experience; and
•
In-app advertising services for mobile audience building, user acquisition, application discovery, audience engagement and monetization.

In October 2024, we announced the commencement of the development of a new generative AI-driven software development platform to enable businesses of any size to design, create, build, and deploy high-quality custom mobile applications in shorter periods of time. The platform will be designed to utilize generative AI in a manner that will enable businesses to develop and monetize custom mobile app solutions more quickly and at a lower cost, making them more accessible to small and medium-sized businesses.

The “artificial intelligence” (AI) in the context of the Company’s platform will initially be generative pre-trained transformer (GPT) technology. We plan to use such AI in various contexts within our internal systems, product offerings and new software development platform, including the following:

•
Creator.phunware.com. We have created, deployed and are testing creator.phunware.com, an online platform which is the first step in the Company’s new software development platform initiative. This platform will in the future utilize generative AI (initially GPT technology) to simplify the mobile app request, submission, creation, development, customization and completion processes for customers. The platform is designed to include a Sales Companion GPT, a generative AI assistant that will guide customers step-by-step through the onboarding and sales processes, helping guide customer decisions in creating, developing, customizing and completing their mobile apps, making them even more intuitive, efficient and less expensive.
•
Generative AI Tools for Internal Systems. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality customized mobile apps more accessible and affordable for small to medium sized businesses ("SMBs") and enterprises.
•
AI Features and Functionalities for Engagement and Monetization. We are also developing AI Personal Concierge features and functionalities to serve as a human-like interface in our mobile apps for customers and users thereof to enhance engagement and provide our customers with innovative opportunities to further monetize their products and services with users.
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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 42% of our backlog as of December 31, 2024 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software subscription and services bookings:

	Year Ended December 31,
(in thousands)	2024	2023
Bookings	$3,078	$928

The following table sets forth our backlog and deferred revenue:

(in thousands)	December 31, 2024	December 31, 2023
Backlog	$3,635	$2,750
Deferred revenue	1,562	1,909
Total backlog and deferred revenue	$5,197	$4,659

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

The following tables set forth the most comparable GAAP financial measures from which our non-GAAP financial measures are derived, as well as the non-GAAP financial measures we monitor.

GAAP Financial Measures	Year ended December 31,
(in thousands, except percentages)	2024	2023
Gross profit	$1,454	$1,686
Gross margin	45.6%	34.9%
Net loss from continuing operations	$(10,316)	$(41,944)

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Adjusted gross profit (1)	$1,633	$2,133
Adjusted gross margin (1)	51.2%	44.1%
Adjusted EBITDA (2)	$(10,317)	$(15,487)

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
(2)
Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus (or minus) (i) interest expense (income), (ii) income tax expense, (iii) depreciation, and further adjusted for (iv) non-cash impairment, (v) valuation adjustments and (vi) stock-based compensation expense.

Reconciliation of Non-GAAP Financial Measures

The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Gross profit	$1,454	$1,686
Add back: Stock-based compensation	179	447
Adjusted gross profit	$1,633	$2,133
Adjusted gross margin	51.2%	44.1%

	Year Ended December 31,
(in thousands)	2024	2023
Net loss from continuing operations	$(10,316)	$(41,944)
Add back: Depreciation	16	84
Add back: Interest expense	135	1,733
Less: Interest income	(1,732)	-
Add back: Income tax expense	41	29
EBITDA	(11,856)	(40,098)
Add back: Stock-based compensation	1,656	4,071
Add back: Impairment of digital assets	-	50
Add back/less: (Gain) loss on extinguishment of debt	(535)	237
Add back: Loss on disposal of subsidiary	418	-
Add back: Impairment of goodwill	-	25,819
Less: Fair value adjustment for warrant liabilities	-	(256)
Less: Gain on sale of digital assets, net of impairment	-	(5,310)
Adjusted EBITDA	$(10,317)	$(15,487)

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

Software Subscriptions and Services

Software subscription revenue is derived from software license fees, which are comprised of subscription fees from customers licensing our vertical solution application framework and SDKs, that include access to our platform. Services revenue is derived from development services around designing and building new applications or enhancing existing applications. Support revenue is comprised of support and maintenance fees of customer applications, software updates and technical support for application development services for a support term.

Software subscriptions and services gross profit is equal to software subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to platform subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of our software platform are expensed in research and development. As a result, platform subscriptions and services gross profit may fluctuate from period to period.

Advertising

We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. We generally sell our ads by cost per thousand impressions and recognize revenue when the ad loads onto the device of a user.

Advertising gross profit is equal to advertising revenue less cost of revenue associated with advertising traffic we pay to our suppliers and amount of traffic which we can purchase from those suppliers. As a result, our advertising gross profit may fluctuate from period to period due to variable costs of advertising traffic.

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

Results of Operations

Comparison of Fiscal Years Ended December 31, 2024 and 2023

Net Revenues

	Year Ended December 31,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Revenue
Software subscriptions and services	$1,907	$3,157	$(1,250)	(39.6%)
Advertising	1,282	1,675	(393)	(23.5%)
Total revenue	$3,189	$4,832	$(1,643)	(34.0%)
Software subscriptions and services as a percentage of total revenue	59.8%	65.3%
Advertising as a percentage of total revenue	40.2%	34.7%
Platform revenue as a percentage of total revenue	100.0%	100.0%

Software and subscriptions revenue decreased $1.3 million, or (39.6%), for the year ended December 31, 2024 compared to the corresponding period in 2023, as a result of development fees and additional customer reimbursable costs in 2023.

Advertising revenue decreased by $0.4 million, or (23.5%), due to decreased level of advertising campaigns.

Cost of Revenues, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands, expect percentages)	2024	2023	Amount	%
Cost of Revenue
Software subscriptions and services	$1,270	$2,468	$(1,198)	(48.5%)
Advertising	465	678	(213)	(31.4%)
Total cost of revenue	$1,735	$3,146	$(1,411)	(44.9%)
Gross Profit
Software subscriptions and services	$637	$689	$(52)	(7.5%)
Advertising	817	997	(180)	(18.1%)
Total gross profit	$1,454	$1,686	$(232)	(13.8%)
Gross Margin
Software subscriptions and services	33.4%	21.8%
Advertising	63.7%	59.5%
Total gross margin	45.6%	34.9%

Software gross profit increased $0.1 million, or (7.5%), for the year ended December 31, 2024 compared to the corresponding period in 2023, as a result of lower costs associated with customer projects due to the delivery of a large customer project in 2023. Advertising gross profit decreased $0.2 million, or (18.1%), as a result of decreased revenue noted above.

Operating Expenses

	Year Ended December 31,		Change
(in thousands, except percentages)	2024	2023	Amount	%
Operating expenses
Sales and marketing	$2,605	$3,329	$(724)	(21.7%)
General and administrative	10,473	13,780	(3,307)	(24.0%)
Research and development	2,265	4,449	(2,184)	(49.1%)
Impairment of goodwill	-	25,819	(25,819)	(100.0%)
Total operating expenses	$15,343	$47,377	$(32,034)	(67.6%)

Sales and Marketing

Sales and marketing expense decreased $0.7 million, or (21.7%), for the year ended December 31, 2024 compared to the corresponding period of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.

General and Administrative

General and administrative expense decreased $3.3 million, or (24.0%), for the year ended December 31, 2024 compared to the corresponding period of 2023, as a result of a decrease of $2.0 million in stock-based compensation, $1.6 million in decreased payroll and related expenses as a result of lower headcount and $0.5 million decrease in facilities and termination costs related to expired lease terms. These decreases were partially offset by an increase in consulting and professional fees of $0.9 million mainly related to legal expenses for our litigation matters.

Research and Development

Research and development expense decreased $2.2 million, or (49.1%) for the year ended December 31, 2024, compared to the corresponding period of 2023, primarily due to a decrease in payroll and related expenses as a result of lower headcount.

Impairment of Goodwill

We recorded an impairment of goodwill of $25.8 million for the year ended December 31, 2023. Refer to Note 6 "Goodwill" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our goodwill impairment.

Other income (expense)

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Other income (expense)
Interest expense	$(135)	$(1,733)
Interest income	1,732	-
Gain (loss) on extinguishment of debt	535	(237)
Gain on sale of digital currencies	-	5,310
Other income, net	1,482	436
Total other income	$3,614	$3,776

During 2024, we recorded other income of $3.6 million, primary as a result of a $1.7 million of interest income from earned from our cash and equivalents, $1.4 million as a result of writeoffs of aged accounts payable and $0.5 million of a gain on the extinguishments related to our 2022 Promissory Note (defined elsewhere herein). Refer to Note 8 "Debt" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on the 2022 Promissory Note. These items were partially offset by a $0.4 million loss on disposal of subsidiary.

During 2023, we recorded other income of $3.8 million primarily as a result of a $5.3 million gain on sale of our digital asset holdings, primarily bitcoin and ethereum. This gain was offset by interest expense recorded related to our 2022 Promissory Note. Refer to Note 2, "Summary of Significant Accounting Policies" and Note 5, "Digital Assets" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion regarding our digital asset holdings.

Liquidity and Capital Resources

As of December 31, 2024, we held total cash of $113 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right, but not the obligation, to sell to Lincoln Park up to $30.0 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. Concurrently with entering into the purchase agreement, we also entered into a registration rights agreement with Lincoln Park pursuant to which the Company agreed to register the sale of the shares of the Company’s common stock that have been issued to Lincoln Park under the purchase agreement. We did not sell any shares to Lincoln Park during 2024. On October 24, 2024, we terminated the common stock purchase agreement with Lincoln Park effective October 25, 2024.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we were entitled to offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $120 million, through the agents.

On November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement (amending the June 4, 2024 Equity Distribution Agreement) with Canaccord, and filed a registration statement on Form S-3MEF relating to the Company's existing registration statement on Form S-3 originally filed in 2022, pursuant to which we increased the aggregate amount of shares of our common stock that we were entitled to sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million.

During the year ended December 31, 2024, we sold an aggregate of 12,025,688 shares of our common stock under our At Market Issuance Sales Agreement with Wainwright and Amended and Restated Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of approximately $104.5 million.

On February 9, 2025, the aforementioned registration statement on Form S-3 expired (including the subsequent registration statement on Form S-3MEF), and as a result, the Amended and Restated Equity Distribution Agreement with Canaccord terminated. Refer to Note 16 “Subsequent Events” of the notes to the consolidated financial statements included Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Although we expect to generate operating losses and negative operating cash flows in the future, based on the financing events described above, management believes it has sufficient cash on hand for at least one year following the filing date of this Annual Report on Form 10-K.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spend to support development efforts, additional investments in AI technology and infrastructure, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in additional companies and assets, technologies, intellectual property rights and digital assets. We may be required to seek additional equity or debt financings. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.

The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands, except percentages)	2024	2023
Consolidated statement of cash flows
Net cash used in operating activities	$(13,302)	$(18,435)
Net cash provided by investing activities	$-	$15,382
Net cash provided by financing activities	$122,342	$4,975

Operating Activities

Our primary source of cash from operating activities is receipts sales for our various product and service offerings as further described elsewhere in this Annual Report. Our primary uses of cash from operating activities are payments to employees for compensation and related expenses, publishers and other vendors for the purchase of digital media inventory and related costs, sales and marketing expenses, general operating expenses and employee and material costs for Lyte Technology, Inc. ("Lyte") in discontinued operations.

We utilized $13.3 million of cash from operating activities during 2024 resulting from a net loss of $10.3 million. The net loss included non-cash charges of $0.9 million, primarily consisting from stock-based compensation offset by a non-cash writeoffs of accounts payable. In addition, changes in our operating assets and liabilities amounted to cash decreases resulting in approximately $3.8 million, mainly attributable to a decrease in accounts payable related to a partial legal settlement as further detailed in the subsection "Litigation" in Note 10, "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and lease liability payments.

We utilized $18.4 million of cash from operating activities during 2023 resulting from a net loss from continuing operations of $41.9 million. The net loss included non-cash charges of $26.9 million, primarily consisting from an impairment of goodwill, amortization of debt issuance costs primarily related to our 2022 Promissory Note, and stock-based compensation, offset by a gain in the sale of our digital assets. In addition, certain changes in our operating assets and liabilities resulted in significant cash decreases as follows: $1.6 million from a combined decrease in accounts payable and accrued expenses and lease liability payments, $1.3 million from the discontinued operation of Lyte, as well as $0.4 million from other working capital changes, primarily related to a decrease in deferred revenue. revenue and lease liability payments.

Investing Activities

Our investing activities during 2023 consisted primarily of cash proceeds received for the sales of our digital asset holdings.

Financing Activities

Our financing activities during 2024 consisted of proceeds from sales of our common stock. In 2024, we raised net proceeds of approximately $122.4 million from various sales of our common stock.

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

Contractual Obligations

We lease various office facilities, including our corporate headquarters in Austin, Texas under a non-cancellable operating lease agreement that expires September 2027. The terms of the lease agreement provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases for our continued operations totaled $0.6 million and $0.8 million for the years ended December 31, 2024 and 2023, respectfully.

The following table sets forth our contractual obligations as of December 31, 2024 (in thousands):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,014	$360	$654	$-	$-

Off-Balance Sheet Arrangements

During the years ended December 31, 2024 and 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Revenue

We derive our revenue primarily from vertical solution and SDK subscription fees, which include access to our platform, application development and support fees. Revenue is recognized when control of these products or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those services. Our revenue recognition policy follows guidance from Accounting Standards Codification ("ASC") No. 606, Revenue from Contracts with Customers (Topic 606).

We determine revenue recognition through the following five-step framework:

•
Identification of the contract, or contracts, with a customer;
•
Identification of the performance obligations in the contract or contracts;
•
Determination of the transaction price;
•
Allocation of the transaction price to the performance obligations in the contract; and
•
Recognition of revenue when, or as, we satisfy a performance obligation.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phunware, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

Houston, Texas

March 31, 2025

Phunware, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$112,974	$3,934
Accounts receivable, net of allowance for credit losses of $166 and $86 as of December 31, 2024 and 2023, respectively	276	550
Digital currencies	103	75
Prepaid expenses and other current assets	406	374
Current assets of discontinued operation	-	28
Total current assets	113,759	4,961
Non-current assets:
Property and equipment, net	24	40
Right-of-use asset	840	1,451
Other assets	158	276
Total non-current assets	1,022	1,767
Total assets	$114,781	$6,728

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,754	$7,836
Accrued expenses	148	437
Deferred revenue	1,034	1,258
Lease liability	313	629
Current maturities of debt	-	4,936
PhunCoin subscription payable	1,202	1,202
Current liabilities of discontinued operation	-	205
Total current liabilities	6,451	16,503
Deferred revenue	528	651
Lease liability	619	1,031
Total noncurrent liabilities	1,147	1,682
Total liabilities	7,598	18,185
Commitments and contingencies (See Note 10)	-	-
Stockholders' equity (deficit)
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,166,665 shares issued and 20,156,535 shares outstanding as of December 31, 2024; and 3,861,578 shares issued and 3,851,448 shares outstanding as of December 31, 2023	2	-
Treasury Stock	(502)	(502)
Additional paid-in capital	421,003	292,467
Accumulated other comprehensive loss	—	(418)
Accumulated deficit	(313,320)	(303,004)
Total stockholders' equity (deficit)	107,183	(11,457)
Total liabilities and stockholders' equity (deficit)	$114,781	$6,728

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended
	December 31,
	2024	2023

Net revenues	$3,189	$4,832
Cost of revenues	1,735	3,146
Gross profit	1,454	1,686
Operating expenses:
Sales and marketing	2,605	3,329
General and administrative	10,473	13,780
Research and development	2,265	4,449
Impairment of goodwill	-	25,819
Total operating expenses	15,343	47,377
Operating loss	(13,889)	(45,691)
Other income (expense):
Interest expense	(135)	(1,733)
Interest income	1,732	-
Gain (loss) on extinguishment of debt	535	(237)
Gain on sale of digital currencies	-	5,310
Other income, net	1,482	436
Total other income	3,614	3,776
Loss before taxes	(10,275)	(41,915)
Income tax expense	(41)	(29)
Net loss from continuing operations	(10,316)	(41,944)
Net loss from discontinued operation	-	(10,841)
Net loss	(10,316)	(52,785)
Cumulative translation adjustment	-	54
Comprehensive loss	$(10,316)	$(52,731)
Net loss from continuing operations per share, basic and diluted	$(0.94)	$(17.62)
Net loss from discontinued operations per share, basic and diluted	$-	$(4.56)
Weighted-average shares used to compute net loss per share, basic & diluted	10,972,163	2,379,972

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balances as of December 31, 2022	2,063,074	$-	-	$-	$275,572	$(250,219)	$(472)	$24,881
Exercise of stock options, net of vesting of restricted shares	1,895	-	-	-	58	-	-	58
Release of restricted stock	99,901	-	-	-	-	-	-	-
Issuance of common stock under the 2018 employee stock purchase plan	2,019	-	-	-	48	-	-	48
Issuance of common stock in lieu of consulting fees	20,089	-	-	-	434	-	-	434
Common stock issued upon conversion of 2022 Promissory Note	208,453	-	-	-	1,800	-	-	1,800
Sales of common stock, net of issuance costs	1,466,147	-	-	-	10,476	-	-	10,476
Stock-based compensation expense	-	-	-	-	4,079	-	-	4,079
Cumulative translation adjustment	-	-	-	-	-	-	54	54
Treasury stock repurchase	-	-	(10,130)	(502)	-	-	-	(502)
Net loss	-	-	-	-	-	(52,785)	-	(52,785)
Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	119,765	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sales of common stock & exercise of prefunded warrants, net of issuance costs	15,695,688	2	-	-	122,340	-	-	122,342
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,656	-	-	1,656
Loss on disposal of subsidiaries	-	-	-	-	-	-	418	418
Net loss	-	-	-	-	-	(10,316)	-	(10,316)
Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$-	$107,183

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2024	2023
Operating activities
Net loss	$(10,316)	$(52,785)
Net loss from discontinued operation	-	(10,841)
Net loss from continuing operations	(10,316)	(41,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of digital assets	-	(5,310)
(Gain) loss on extinguishment of debt	(535)	237
Non-cash writeoff of accounts payable	(1,403)	-
Impairment of goodwill	-	25,819
Stock-based compensation	1,656	4,071
Other adjustments	1,219	2,046
Changes in operating assets and liabilities:
Accounts receivable	130	235
Prepaid expenses and other assets	86	283
Accounts payable and accrued expenses	(2,933)	(688)
Lease liability payments	(682)	(959)
Deferred revenue	(347)	(896)
Net cash used in operating activities from continued operations	(13,125)	(17,106)
Net cash used in operating activities from discontinued operations	(177)	(1,329)
Net cash used in operating activities	(13,302)	(18,435)
Investing activities
Proceeds received from sale of digital currencies	-	15,390
Net cash provided by investing activities - continuing operations	-	15,390
Net cash used in investing activities - discontinued operation	-	(8)
Net cash provided by investing activities	-	15,382
Financing activities
Payments on borrowings	-	(5,057)
Proceeds from sales of common stock, net of issuance costs	122,342	10,476
Proceeds from exercise of options to purchase common stock	-	58
Payments on stock repurchases	-	(502)
Net cash provided by financing activities	122,342	4,975

Effect of exchange rate on cash	-	57
Net increase in cash and cash equivalents	109,040	1,979
Cash and cash equivalents at the beginning of the period	3,934	1,955
Cash and cash equivalents at the end of the period	$112,974	$3,934

Supplemental disclosure of cash flow information
Interest paid	$31	$1,215
Income taxes paid	$14	$-
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$4,505	$1,800
Issuance of common stock for payment of bonuses and consulting fees	$35	$434
Non-cash exchange of digital assets	$-	$557
Issuance of common stock under the 2018 Employee Stock Purchase Plan, previously accrued	$-	$48

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share information)

1. The Company and Basis of Presentation

The Company

Phunware, Inc. and its subsidiaries (the “Company”, "we", "us", or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their anytime, anywhere users worldwide. Our technology is available in a cloud-based prepackaged vertical solution application, Software Development Kit ("SDK") form for organizations developing their own application and customized development services. We also provide advertising services that drive mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”), and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain reclassifications to prior year presentation have been made to our consolidated statements of operations and comprehensive loss and consolidated statements of cash flows. We have displayed individual line items that we previously considered to be immaterial and combined individual line items that we considered to be immaterial to conform to current year presentation. The reclassifications had no impact on previously reported net loss, and operating, investing or financing activities.

Discontinued Operation

On November 1, 2023, we committed to a plan to discontinue and wind down the operations of Lyte Technology, Inc. ("Lyte"), which the Company determined meets the criteria for classification as a discontinued operation in accordance with Accounting Standards Codification ("ASC") Topic 205-20, Discontinued Operations. See Note 3, Discontinued Operation.

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

Then, on December 21, 2023, the Company received a letter from Nasdaq notifying the Company that, as of December 20, 2023, the Company's common stock had a closing bid price of $0.10 or less for ten consecutive trading days and that, consistent with

Nasdaq Listing Rule 5810(c)(3)(A)(iii), the Nasdaq had determined to delist the Company's common stock from the Nasdaq Capital Market. The notice provided that the Company an opportunity to appeal the Nasdaq's decision to delist the Company's common stock. On December 22, 2023, we submitted a request for a hearing before the Nasdaq Hearings Panel (the "Panel") to appeal the Nasdaq's delisting determination.

As noted above, we effected a reverse stock split in order to regain compliance with the Bid Price Requirement, and on March 12, 2024, we received a letter from Nasdaq notifying us that we demonstrated compliance with the requirements to remain listed on the Nasdaq Capital Market, as required by the Panel.

On November 7, 2024, the Company received a letter from Nasdaq notifying the Company that, as a result of the resignation of Stephen Chen from the Company's audit committee effective October 22, 2024, the Company was not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), the Company must have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (subject to the exemptions provided in Rule 100A-3(c) under the Exchange Act). With Mr. Chen's resignation, the Company's audit committee was comprised of only two members, Elliot Han and Rahul Mewawalla, each of whom meet the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. The letter further provided that, pursuant to Nasdaq Listing Rule 5605(c)(4), the Company was entitled to a cure period to regain compliance with Nasdaq Listing Rule 5605. On February 28, 2025, the board of directors of the Company appointed Ms. Quyen Du to the board of directors and audit committee. The board of directors has determined that Ms. Du meets the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. After giving effect to Ms. Du's appointment, the audit committee of the board of directors is comprised of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). On March 6, 2025, the Company received a letter from Nasdaq notifying the Company that this matter was now closed.

On January 10, 2025, the Company received a written notice from Nasdaq notifying the Company that it was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) because the Company did not hold an annual meeting of stockholders within 12 months of year-end for the fiscal year ended as of December 31, 2023. Under Nasdaq rules, the Company had 45 days to submit a plan to Nasdaq to regain compliance, and if Nasdaq accepts the Company's plan, Nasdaq can grant an exception of up to 180 calendar days from the fiscal year end, or until June 30, 2025, to regain compliance. On February 14, 2025, the Company submitted a letter to Nasdaq outlining its plan to become compliant with the above continued listing rule and has begun preparations to hold the 2024 annual stockholders meeting in May 2025. As of March 31, 2025, the Company has not received additional notification or feedback from Nasdaq regarding its submitted plan.

There can be no assurance the Company will maintain compliance with the above or any other Nasdaq Listing Rules.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the more significant estimates and assumptions made by management include, but are not limited to, revenue recognition including estimated timing of the satisfaction of performance obligations, the standalone selling price for our products and services, our various digital asset transactions, stock-based compensation, useful lives of long-lived assets, the recoverability or impairment of tangible and intangible assets, including goodwill, reserves and certain accrued liabilities, the benefit period of deferred commissions, the incremental borrowing rate used in accounting for leases and provision for income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

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

Revenue Recognition

We follow the guidance of ASC 606, Revenue from Contracts with Customers ("ASC 606"). Generally, the provisions of ASC 606 state that revenue is recognized upon transfer of control of promised products or services in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct, distinct within the context of the contract and accounted for as separate performance obligations.

Our revenue consists of software subscriptions, application development services and support, and in-app advertising.

Software Subscriptions and Services. We derive subscription revenue from software license fees, which comprise subscription fees from customers licensing our vertical solution application and SDKs, which include accessing our platform; application development service revenue from the development of customer applications, or apps, which are built and delivered to customers; and support fees. Our contract terms generally range from one to three years. License fees are typically billed annually in advance and generally recognized ratably over the term of the service period.

Subscription revenue from vertical solution and SDK licenses gives the customer the right to access our platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period. Support and maintenance revenue is comprised of support fees for customer applications, software updates and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. We typically bill license subscriptions and support and maintenance annually in advance.

Application development revenue is derived from development services related to the design and build of new applications or enhancing existing applications. We recognize application development revenue upon the transfer of control of the completed application or application development services. We typically bill for application development revenue in advance at contract signing, but may at times, bill one-half in advance at contract execution and one-half upon completion.

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

Advertising Revenue. We also generate revenue by charging advertisers to deliver advertisements (ads) to users of mobile connected devices. We generally sell our ads by cost per thousand impressions and recognize revenue when the ad loads onto the device of a user.

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

PhunToken. During 2021, we announced the commencement of the selling of PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset which is designed to be utilized within our token ecosystem which is under development to help drive engagement by unlocking features and capabilities of our platform. We follow the guidance of ASC 606 in determination the revenue recognition of our PhunToken sales. PhunToken customers pay us at the time of purchase of PhunToken. We recognize revenue related to PhunToken at the time of delivery of PhunToken to a customer's ethereum-based digital wallet. We have not sold any PhunToken since 2022. As of December 31, 2024 and 2023, issued PhunToken were 377.2 million. Total supply of PhunToken is capped at 10 billion.

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

Significant Judgments

When selling our software subscriptions and services, our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. For contracts with multiple performance obligations, the contract price is allocated to separate performance obligations on a relative standalone basis for which significant judgment is required. Judgment is required to determine whether a software license is considered distinct and accounted for separately, or not distinct and accounted for together with the software support and services and recognized over time. Significant judgment is also required relating to the timing of the satisfaction of performance obligations.

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

Deferred commissions are recorded in prepaid and other current assets in our consolidated balance sheets. Changes in deferred commissions for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Balance, beginning of the year	$96	$136
Deferral of commissions earned	105	22
Recognition of commission expense	(55)	(62)
Balance, end of the year	$146	$96

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

	December 31,
	2024	2023
Customer A	8%	16%
Customer B	23%	0%
Customer C	23%	0%
Customer D	13%	0%
Customer E	0%	43%
Customer F	0%	12%

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less, and restricted cash pledged as collateral. The Company had no restricted cash as of December 31, 2024 and 2023.

Accounts Receivable and Reserves

Accounts receivable are presented net of allowance for credit losses. We consider receivables past due based on the contractual payment terms. We make judgments as to our ability to collect outstanding receivables and record a bad debt allowance for receivables when collection becomes doubtful. The allowances are based upon historical loss patterns, current and prior trends in our aged receivables, credit memo activity and specific circumstances of individual receivable balances. Accounts receivable consisted of the following:

	December 31,
	2024	2023
Accounts receivable	$442	$636
Less: allowances for credit losses	(166)	(86)
Accounts receivable, net	$276	$550

Changes in the allowance for credit losses are as follows:

	December 31,
	2024	2023
Balance, beginning of year	$86	$10
Provision for credit losses, net of recoveries	148	86
Write offs	(68)	(10)
Balance, end of year	$166	$86

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

In testing goodwill for impairment, we have the option to begin with a qualitative assessment, commonly referred to as “Step 0,” to determine whether it is more likely than not that the fair value of a reporting unit containing goodwill is less than its carrying value. This qualitative assessment may include, but is not limited to, reviewing factors such as macroeconomic conditions, industry and market considerations, cost factors, entity-specific financial performance and other events, such as changes in our management, strategy and primary user base. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative goodwill impairment analysis by comparing the carrying amount to the fair value of the reporting unit. If the carrying amount exceeds the fair value, goodwill will be written down to the fair value and recorded as impairment expense in the consolidated statements of operations. We perform our impairment testing annually and when circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performed its annual impairment assessment of goodwill as of October 1, 2023, and updated it during the fourth quarter of 2023, and concluded that goodwill was impaired. As a result, the Company's entire goodwill balance was written off during 2023. There was no goodwill recognized or impaired in 2024. Refer to Note 6, Goodwill, for further discussion on our goodwill impairment.

Long-Lived Assets

Long-lived assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, we evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2024 and 2023, all of our identifiable long-lived assets were in the United States.

We recorded an impairment loss on long-lived assets of $0 and $68 for the years ended December 31, 2024 and 2023, respectively.

Debt Issuance Costs and Discount

Debt discounts and direct costs incurred to issue non-revolving debt instruments are recognized as a reduction to the related debt balance in the accompanying consolidated balance sheets and amortized to interest expense over the contractual term of the related debt using the effective interest method.

Leases

We follow the guidance of ASU 2016-02, Leases (Topic 842), in which we recognize a right-of-use asset and lease liability for all operating leases with terms greater than twelve months. The lease liability is measured based on the present value of the lease payments not yet paid. The right-of-use asset is measured based on the initial measurement of the lease liability adjusted for any direct costs incurred upon commencement of the lease.

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

We lease our corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. The initial terms of our real property lease agreements are generally five years and typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We did not enter into any financing leases for the year ended December 31, 2024 and 2023.

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

Research and Development Expense

Research and development expenses consist primarily of personnel costs for our engineering, product, design and quality assurance teams, including stock-based compensation for individuals dedicated to our research and development function. Additionally, research and development expenses include contractor fees. Research and development costs are expensed as incurred.

Retirement Plan

As of December 31, 2024 and 2023, the Company offers to eligible employees one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may contribute a portion of their pre and/or post tax earnings, subject to the Internal Revenue Service limitations. No employer matching contributions were made to the retirement plan during the years ended December 31, 2024 or 2023.

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

Comprehensive Loss

We apply the guidance in ASC 220, Comprehensive Income, for the reporting and display of comprehensive loss and its components in the consolidated financial statements. Comprehensive loss comprises net loss and cumulative foreign currency translation adjustments. Accumulated comprehensive loss for the year ended December 31, 2024 and 2023 was due to foreign currency translation adjustments.

Loss per Common Share

Basic loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by giving effect to all potential shares of common stock, including those related to our stock equity plans, to the extent dilutive. For all periods presented, these shares were excluded from the calculation of diluted loss per share of common stock because their inclusion would have been anti-dilutive. As a result, diluted loss per common share is the same as basic loss per common share for all periods presented. The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Options	3,690	17,125
Restricted stock units	38,420	96,808
Total	42,110	113,933

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

The carrying value of accounts receivable, prepaid expenses, other current assets, accounts payable, accrued expenses and current maturities of debt are considered to be representative of their respective fair values because of the short-term nature of those instruments.

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

Segment Reporting

The Company appointed a new interim Chief Executive Officer ("CEO") in October 2024. Our chief operating decision maker ("CODM") is our CEO. Our CEO reviews the financial information by line of business for purposes of allocating resources and evaluating financial performance. As a result, we have determined we operate in two operating segments. The Company does not allocate general and administrative function expenses across its operating segments.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 introduces a model based on expected losses for most financial assets and certain other instruments. In addition, for available-for-sale debt securities with unrealized losses, the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. We adopted this new standard effective January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures ("ASU 2023-07"). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024. The adoption of this standard only impacted our disclosures, which were made on a retrospective basis, with no impact to our results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which requires entities that hold crypto assets to subsequently measure such assets at fair value with changes recognized in net income each reporting period. The guidance also requires crypto assets measured at fair value to be presented separately from other intangible assets on the balance sheet and changes in the fair value measurement of crypto assets to be presented separately on the income statement from changes in the carrying amounts of other intangible assets. The Company implemented this standard during 2024. The Company did not record a cumulative effect adjustment related to the adoption of this standard, as it did not have a material impact on the Company’s financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact of the new standard on related disclosures.

3. Discontinued Operation

On November 1, 2023, the Company made the strategic decision to wind down and discontinue the operations of its Lyte reporting segment. The assets and liabilities of Lyte are classified as a discontinued operation and are presented separately in the consolidated balance sheets and consolidated statements of operations and comprehensive loss for the year ended December 31, 2023. We generally completed the wind down of the Lyte operations as of December 31, 2023. Therefore, there was no gain or loss on disposal.

Assets and liabilities of the Lyte discontinued operation included the following:

December 31, 2023
Accounts receivable, net	$28
Current assets of discontinued operation	28

Accounts payable	$183
Accrued expenses	22
Current liabilities of discontinued operation	205

A breakdown of the Lyte discontinued operation in the consolidated statements of operations and comprehensive loss are set forth below:

Year ended
December 31, 2023
Net revenues	$7,567
Cost of revenues	8,470
Gross profit	(903)

Operating expenses:
Sales and marketing	812
General and administrative	1,867
Impairment of goodwill and intangible asset	7,371
Total operating expenses	10,050
Net loss from discontinued operation	$(10,953)

On March 15, 2022, we entered into a lease agreement, in which we leased approximately 21,830 square feet in Round Rock, Texas. The term of the lease was five years and commenced in July 2022. The lease provided for initial base rent payments of approximately $27 per month, subject to escalations. In addition, we were responsible for payments equal to our proportionate share of operating expenses. During the third quarter of 2022, we recorded a right-of-use asset and corresponding lease liability of $1,545. In connection with the wind down of Lyte, we entered into a lease termination agreement in which the landlord agreed to terminate the lease for our Lyte facility effective November 30, 2023. We agreed to forfeit our security deposit of approximately $77 and we paid, on November 9, 2023, a termination fee of approximately $120. For the year ended December 31, 2023, we recorded rent expense of $352 related to the Lyte warehouse facility, which is included in discontinued operations in the consolidated statement of operations and comprehensive loss.

4. Revenue

Disaggregation of Revenue

The following table sets forth our net revenue by category:

	Year ended December 31,
	2024	2023
Software subscriptions and services	$1,907	$3,157
Advertising	1,282	1,675
Net revenues	$3,189	$4,832

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. Revenue by geographic location is as follows:

	Year ended December 31,
	2024	2023
Net revenues
United States	$3,171	$4,267
International	18	565
Net revenues	$3,189	$4,832

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Year ended December 31,
	2024	2023
Customer C	15%	14%
Customer E	9%	11%
Customer F	4%	10%
Customer G	10%	0%

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the year ended December 31, 2024, we recognized revenue of $1,868 that was included in our deferred revenue balance as of December 31, 2023. Remaining performance obligations were $5,434 as of December 31, 2024, of which we expect to recognize 30% as revenue over the next 12 months and the remainder thereafter.

5. Digital Assets

We have ownership of and control over our digital assets and we use third-party custodial services or self-custody solutions to secure them. The digital assets are initially recorded at cost and, upon our adoption of ASU 2023-08, are subsequently remeasured at fair value with changes in fair value recorded in net income in each reporting period.

We determine the fair value of our digital assets in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for bitcoin, ethereum and other digital asset holdings (Level 1 inputs).

Changes in our digital asset holdings for the years ended December 31, 2024 and 2023 were as follows:

	Bitcoin	Ethereum	Other	Total
Balance at December 31, 2022	$9,460	$350	$327	$10,137
Digital assets received	3	-	65	68
Exchanges of digital assets	-	557	(557)	-
Disposal proceeds	(14,154)	(1,236)	-	(15,390)
Gain on sale of digital assets	4,708	381	221	5,310
Impairment expense	-	-	(50)	(50)
Balance as of December 31, 2023	$17	$52	$6	$75
Unrealized change in digital assets	60	(26)	(6)	28
Balance as of December 31, 2024	$77	$26	$-	$103

As of December 31, 2024, we held approximately 0.82 Bitcoin and 8.02 Ethereum.

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

During the fourth quarter of 2023, sufficient impairment indicators were identified by the Company that it was more-likely-than-not that goodwill was impaired, and a quantitative interim goodwill impairment test was performed. These impairment indicators included a sustained decline in the Company's stock price and volume of shares traded during the fourth quarter of 2023, which hindered fundraising. As a result of our 2023 testing, we concluded goodwill was impaired. We recorded a goodwill impairment charge of $25.8 million. As a result of this impairment charge, the Company's goodwill balance was completely written off as of December 31, 2023. The impairment was driven by deterioration of cash flows, as well as higher costs. There was no goodwill recognized or impaired in 2024.

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

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2024	2023
Payroll related expenses	$-	$15
Taxes	95	110
Other	53	312
Total accrued expenses	$148	$437

8. Debt

2022 Promissory Note

On July 6, 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note") with an original principal amount of $12,809 in a private placement. The 2022 Promissory Note was sold with an original issue discount of $492 and we paid at closing issuance costs totaling $522. After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11,795. No interest was to accrue on the 2022 Promissory Note. Beginning on November 1, 2022, our monthly amortization payment was approximately $1,566, which includes a 10% premium, until the original maturity date of July 1, 2023. We had the right to defer any monthly payment by one month up to twelve times so long as certain conditions, as defined in the 2022 Promissory Note, are satisfied. In the event we exercised the deferral right the outstanding balance would automatically increase by 1.85%.

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

Effective December 6, 2023, the Company entered into an acknowledgement and agreement with the noteholder to which the parties (a) memorialized the noteholder's waiver of the Company’s obligations to satisfy minimum balance reduction requirements in cash for each of October 2023 and November 2023 and the minimum balance reduction requirement for December 2024. As consideration for the acknowledgement and agreement, we agreed to pay the noteholder a fee in an aggregate amount equal to 7.5%, or approximately $347 of the outstanding balance of the 2022 Promissory Note. The fee was added to the outstanding balance of the 2022 Promissory Note. We evaluated the modification in accordance with the guidance as in ASC 470 - Debt, and we concluded that the modification was not an extinguishment of the original debt; therefore, no gain or loss was recognized upon modification. The 2022 Promissory Note had a balance of $5,011 and debt discount of $75 as of December 31, 2023.

During 2024, we issued 336,500 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

Interest Expense

Interest expense amounted to $135 and $1,733 for the years ended December 31, 2024 and 2023, respectively.

9. Leases

As of December 31, 2024, we lease one corporate office located in Austin, Texas with a termination date in September 2027.

On June 3, 2022, we entered into a lease agreement pursuant to which we lease approximately 7,458 square feet in Austin, Texas, which we intend to use as professional office space for our corporate headquarters. The lease commenced on June 10, 2022 and has a term of sixty-four (64) months, with an option to renew the lease for an additional five-year term at the conclusion of the initial term. The lease provided for rent abatement until September 30, 2022. Beginning on October 1, 2022, initial base rent payments are approximately $28 per month, subject to escalations contained therein. In addition, we are responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $9 per month, plus electrical and janitorial services, which are to be contracted and paid separately by us. As a result of entering into this lease agreement, we recorded a right-of-use asset and corresponding lease liability of $1,508 on the commencement date noted above.

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

The weighted-average remaining lease term for our operating leases as of December 31, 2024 and 2023 was 2.75 years and 3.1 years, respectively. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. This approach requires significant judgment. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis at the time we enter into the lease to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 5.98% and 9.63% as of December 31, 2024 and 2023, respectively.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Rent expense for continuing operations under operating leases totaled $633 and $827 for the years ended December 31, 2024 and 2023, respectively.

Future minimum annual lease payments under the Company’s operating leases are as follows:

Future minimum lease obligations for the years ending December 31,	Lease obligations
2025	$360
2026	370
2027	284
$1,014
Less: Portion representing interest	$(82)
Total	$932

In 2021, we entered into two sublease agreements for our Miami, Florida and Irvine, California office spaces, in which the subtenants will pay us monthly base rent, subject to escalations throughout the term of the sublease. The Miami sublease agreement terminated on June 30, 2023, while the Irvine, California sublease agreement terminated on October 31, 2024. We recognized sublease income of $183 and $254 for the years ended December 31, 2024 and 2023, respectively.

10. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. On August 16, 2024, the Company and WSGR entered into an agreed stay of that arbitration proceeding, which provides for a mutually agreed upon stay of that proceeding until the earlier to occur of (a) August 30, 2025 (subject to either party's right to move to lift the stay earlier than that date for good cause) and (b) the settlement or issuance of a judgment in the Wild Basin litigation, as more fully described below. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There was $2,159 and $4,321 included in the balance of accounts payable in the consolidated balance sheets as of December 31, 2024 and 2023, respectively, relating to these WSGR claims.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. On or about October 24, 2024, Plaintiffs, Phunware and individual director and officer defendants entered into a Confidential Settlement Agreement, and on or about October 28, 2024, Phunware, the individual director and officer defendants and the applicable Phunware insurers entered into a Settlement Agreement and Mutual Release (collectively, the “Settlement Agreements”). The Settlement Agreements collectively provide for, among other things, the settlement and release of the Plaintiffs' claims against the individual director and officer defendants, certain agreements between the Plaintiffs and Phunware, including the Plaintiffs' agreement to stay collection of any judgment obtained by the Plaintiffs against Phunware until the settlement or conclusion of the pending WSGR arbitration proceeding. Further, the Settlement Agreements provided for a payment of $2.8 million from the Company’s insurers to the Plaintiffs, as well as a payment of $0.2 million from the insurers to Phunware and the release of the insurers’ subrogation claims against Phunware recoveries from WSGR or its insurers in the WSGR arbitration proceeding. Phunware's insurers made the $2.8 million and $0.2 million payments on or about December 4, 2024. The Company recorded the $0.2 million settlement from the insurers in other income in the consolidated statements of comprehensive loss. The Plaintiffs claims against Phunware in this lawsuit remain in effect. A bench trial occurred in March 2025, and we expect the court to render an order or ruling in the case sometime during the third quarter of 2025. We intend to vigorously defend against the remaining claims in this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or possible to reasonably estimate. Additionally, we cannot presently estimate the range of loss, if any, that may result from this lawsuit.

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

11. PhunCoin

In June 2018, we launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights to acquire PhunCoin (the "Rights"). In 2019, we commenced an offering of additional Rights to acquire PhunCoin pursuant to Regulation CF promulgated under the Securities Act, which closed May 1, 2019. For both offerings of Rights, we accepted payment in the form of cash and digital assets. The amount of PhunCoin to be issued to the purchaser of Rights is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration any applicable discount rate, which is based on the time of the purchase.

We received aggregate net cash proceeds from our Rights offerings of $1,202. Proceeds from the Rights are recorded as PhunCoin deposits in the consolidated balance sheet as of December 31, 2024 and 2023. We currently do not plan to raise additional material proceeds through the sales of PhunCoin Rights.

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

We have notified holders of the PhunCoin Rights to request they complete additional information needed for issuance. We are currently reviewing additional requirements required to transfer PhunCoin to the holder of Rights. Our current plan is to transfer PhunCoin to the holders of the Rights in 2025, unless otherwise agreed with any holder. Holders of the Rights may be transferred PhunCoin even if the Token Ecosystem is not yet fully developed. PhunCoin may not be able to be fully utilized until the Token Ecosystem is fully developed.

There can be no assurance as to when (or if) we will be able to successfully issue PhunCoin or complete the development of the Token Ecosystem. The Company is currently developing and assessing multiple aspects of the Token Ecosystem, as well as engaging with trading platforms to support compliant transfer and trading of PhunCoin. The continued adjustment of dates to complete the development of the Token Ecosystem have been and may be adjusted based on user feedback, additional aspects of the Token Ecosystem currently under development and the ability to meet evolving applicable requirements; therefore, a specific development completion date for the Token Ecosystem is difficult to determine at this time, as it is based on many external factors outside of our control.

Termination of the Token Rights Agreement

Termination of the Token Rights Agreement occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below) or (iii) twelve months from the date of the Token Rights Agreement with the Rights holder, which we may extend at our sole discretion for six months if a Token Generation Event has not occurred. Upon termination of the Token Rights Agreement, we have no further obligation to the Rights holder. While the Token Rights Agreement has terminated in accordance with its terms (with respect to all Rights holders), as of the date of this Annual Report, we intend to transfer PhunCoin to the holders of the Rights, unless otherwise agreed with the Rights holder.

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

12. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of December 31, 2024 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 20,156,535 and 3,851,448 shares outstanding, respectively.

On February 1, 2022, we filed a shelf registration statement on Form S-3 for sale of securities for proceeds in the amount of up to $200 million (File No. 333-262461) (the “Original Registration Statement”). The Original Registration Statement was declared effective February 9, 2022. On November 1, 2024, we filed a registration statement on Form S-3 pursuant to Rule 462(b) of the Securities Act (the “462(b) Registration Statement”) which increased the aggregate amount of securities we may offer under the Original Registration Statement by a proposed additional aggregate offering price of approximately $12.4 million, which represents 20% of the maximum aggregate offering price of unsold securities under the Original Registration Statement. Sales of shares of our common stock described below were made pursuant to the aforementioned registration statements.

On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100 million, through or to Wainwright, as agent or principal. During 2023, we sold 368,707 shares of our common stock under our sales agreement with Wainwright for aggregate gross cash proceeds of $7,393. Transaction costs were $217. We terminated our agreement with Wainwright effective June 3, 2024.

On August 22, 2023, we entered into a common stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, we had the right, but not the obligation, to sell to Lincoln Park up to $30 million in value of shares of our common stock from time to time over the 24-month term of the purchase agreement. During 2023, we sold 164,106 shares of our common stock, including certain commitment shares issued to Lincoln Park in connection with the transaction, for aggregate gross cash proceeds of $978. Transaction costs were $97. We did not sell any shares of our common stock to Lincoln Park, during 2024. On October 24, 2024, we terminated the common stock purchase agreement with Lincoln Park effective October 25, 2024.

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

In a series of offerings during the first quarter of 2024, we sold an aggregate of 2,696,000 shares of our common stock and issued pre-funded warrants to purchase up to 974,000 shares of our common stock. The aggregate gross proceeds from the offerings were $22.6 million. Aggregate transaction costs, including placement agent fees, were approximately $1.9 million. The holders of the pre-funded warrants exercised their rights to purchase all 974,000 shares of our common stock.

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $120 million, through the agents. Additionally, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we may sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million.

During 2024, we sold an aggregate of 12,025,688 shares of our common stock under our Sales Agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $104.5 million. Transaction costs were $2.9 million.

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

Dividends

Dividends are paid on a when-and-if-declared basis. We did not declare any dividends during 2024 or 2023.

13. Stock-Based Compensation

A summary of our various equity incentive plans is set forth below:

2023 Inducement Plans

During 2023, our board of directors adopted two inducement plans; the Phunware, Inc. 2023B Inducement Plan and the 2023 Inducement Plan (collectively, the "2023 Inducement Plans"). As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the 2023 Inducement Plans. The plans collectively provide of up to 24,000 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units.

On June 30, 2023, we made an inducement grant to a newly hired officer of the Company of 12,000 restricted stock units under the 2023 Inducement Plan with a grant date fair value of $27.00 per share. One-third of the restricted stock units vested on June 3, 2024. The executive resigned in November 2024. The balance of unvested restricted stock units were returned to the plan to be made available for future grants. Any future vesting of shares will be delivered electronically to the holder shortly after each vesting date.

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

In January 2023, we made an inducement grant to a newly hired officer of the Company of 29,412 restricted stock units under the 2022 Inducement Plan with a grant date fair value of $43.50 per share. One-third, or 9,804, of the restricted stock units was scheduled to vest on December 28, 2023 and the remainder in equal installments over eight quarterly periods beginning on March 31, 2024 with the final vesting date occurring on December 28, 2025. On October 25, 2023, we entered into a separation agreement with the executive, pursuant to which the vesting of this grant was modified such that 10,000 restricted stock units vested on October 25, 2023 and 10,000 restricted stock units vested on November 30, 2023. The balance of unvested restricted stock units were returned to the plan to be made available for future grants. Any future vesting of shares will be delivered electronically to the holder shortly after each vesting date.

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

2009 Equity Incentive Plan

In 2009, we adopted the 2009 Plan (the "2009 Plan"), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors and consultants. The exercise price of the options granted was generally equal to the value of our common stock on the date of grant, as determined by our board of directors. The awards are exercisable and vested, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allowed for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. There were no unvested shares subject to repurchase provisions outstanding as of December 31, 2024 and 2023. Upon exercise, shares will be delivered electronically to the holder pursuant to an effective registration statement. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.

Restricted Stock Units

A summary of our restricted stock unit activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2023	96,808	$25.21
Granted	84,089	5.63
Released	(131,226)	13.40
Forfeited	(11,251)	24.18
Outstanding as of December 31, 2024	38,420	$23.01

During the first quarter of 2023, we granted 38,420 restricted stock unit awards to team members with an average grant date fair value of $46.00 per share. The vesting provisions were generally such that one-third of the awards vested immediately with the remaining vesting at various dates through November 2024. We also granted 7,454 restricted stock unit awards to members of our team in lieu of cash bonus earned during 2023 with a grant date fair value of $46.50. These awards vested immediately.

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

During 2024, we granted 84,089 restricted stock units to board members and external consultants with an average grant date fair value of $5.63. Each of the restricted stock unit grants vested immediately.

The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.

Stock Options

A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	2,500	$56.89	4.19	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	—	—
Outstanding as of December 31, 2024	2,500	$56.89	3.19	$—
Exercisable as of December 31, 2024	2,500	$56.89	3.19	$—

A summary of our stock option activity under the 2009 Plan and related information is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	14,625	$39.67	2.94	$—
Granted	—	—
Exercised	—	—
Cancelled/Expired	(13,435)	35.07
Outstanding as of December 31, 2024	1,190	$91.64	2.50	$—
Exercisable as of December 31, 2024	1,190	$91.61	2.50	$—

During 2023, we granted an option to purchase 1,500 shares of our common stock to a non-employee consultant with an exercise price of $38.15 per share. The option fully vested in 2023. We have historically used the Black-Scholes option pricing model to estimate the fair value of our stock option awards. The total fair value for options vested for the year ended December 31, 2023 was $6. The aggregate intrinsic value of options exercised was $16 for the year ended December 31, 2023, and is calculated based on the difference between the estimated fair value of our common stock based on our stock price trading price on the Nasdaq Capital Market at the date of exercise and the exercise price.

Shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us. As of December 31, 2024, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,190. Not including the maximum number of shares from the 2009 Plan that may be added to the 2018 Plan, the 2018 Plan had 220,006 and 86,837 shares of common stock reserved for future issuances as of December 31, 2024 and December 31, 2023, respectively.

The 2018 ESPP had 46,791 and 30,415 shares of common stock available for sale and reserved for issuance as of December 31, 2024 and 2023, respectively.

Stock-Based Compensation

Compensation cost that has been included in our consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Year ended December 31,
Stock-based compensation	2024	2023
Cost of revenues	$179	$447
Sales and marketing	65	135
General and administrative	1,341	3,294
Research and development	71	195
Total stock-based compensation	$1,656	$4,071

As of December 31, 2024, there was approximately $677 total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 1.55 years.

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

For the years ended December 31, 2024 and 2023, we had net losses from continuing operations before income taxes of $10,275 and $41,915, respectively. We had net losses from a discontinued operation of $10,841 for the year ended December 31, 2023.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax expense (benefit) are summarized as follows:

	Year ended December 31,
	2024	2023
Income tax (benefit) at statutory rate (continuing operations)	$(2,156)	$(8,800)
Income tax (benefit) at statutory rate (discontinued operation)	—	(2,277)
Valuation allowance	1,930	6,319
State income tax (benefit), net of federal benefit	464	(1,289)
Business tax credit net of reserves	(3)	91
Non-deductible expenses (continuing operations)	(194)	4,840
Non-deductible expenses (discontinued operation)	—	1,123
Foreign income taxes at different rate	—	22
Income tax expense (benefit)	$41	$29
Effective tax rate	(0.41)%	(0.05)%

The provision expense for income taxes consist of the following:

	Year ended December 31,
	2024	2023
Current:
State	$41	$29
Total current	41	29
Deferred:
Total deferred	-	-
Total income tax (benefit) expense	$41	$29

The components of net deferred income taxes consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss	$60,925	$58,913
Unrealized loss on digital assets	91	104
Tax credits	1,593	1,940
Reserves and accruals	53	62
Leases - lease liability	226	430
Amortization of acquired intangibles	4,080	4,726
Other deferred tax assets	490	603
Gross deferred tax assets	67,458	66,778

Less valuation allowance	(67,072)	(65,375)
Total deferred tax assets	386	1,403

Deferred tax liabilities:
Leases - right of use asset	(204)	(376)
Other deferred tax liabilities	(182)	(1,027)
Total deferred tax liabilities	(386)	(1,403)
Net deferred tax liabilities	$-	$-

As of December 31, 2024, we had net operating loss ("NOL") carryforwards of $247,785 and $236,697 for federal and state income tax purposes, respectively. The federal net operating losses of $85,674 which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $162,111 do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.

As of December 31, 2024, we had research and development ("R&D") credit carryforwards of approximately $2,286 and $1,622 for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.

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

As of December 31, 2024, we had not yet completed an analysis of the deferred tax assets for its NOL and tax credits. The future utilization of our net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. In order to make this determination, we will need to complete an analysis regarding the limitation of the net operating loss.

We have established a full valuation allowance for our deferred tax assets due to uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets. We monitor positive and negative factors that may arise in the future as we assess the need for a valuation allowance against our deferred tax assets. As of December 31, 2024 and 2023, we have a valuation allowance of $67,072 and $65,375, respectively, against our deferred tax assets.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
	2024	2023
Unrecognized tax benefits, beginning of period	$1,757	$1,757
Tax positions taken in prior periods:
Gross increases	-	-
Gross decreases	-	-

Tax positions taken in current period:
Gross increases	-	-
Settlements	-	-

Lapse of statute of limitations	-	-

Unrecognized tax benefits, end of period	$1,757	$1,757

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023.

We are subject to taxation in the United States and various state jurisdictions. Our tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

We have ownership interest in controlled foreign corporations. During 2024, we analyzed the potential impact of the Global Intangible Low-Taxed Income and the Base Erosion and Anti-Abuse Tax provisions of the Tax Cuts and Jobs Act signed into law in 2017. Based on the foreign subsidiaries' tax position, we will not incur any impact relating to these two provisions.

The CARES Act was enacted in the United States on March 27, 2020. The CARES Act includes several U.S. income tax provisions related to, among other things, net operating loss carrybacks, alternative minimum tax credits, modifications to the net interest deduction limitations and technical amendments regarding the income tax depreciation of qualified improvement property placed in service after December 31, 2017. The CARES Act did not have a material impact on our financial results for the years ended December 31, 2024 and 2023.

The Consolidated Appropriations Act, 2021 (the "Act") was enacted in the United States on December 27, 2020. The Act enhances and expands certain provisions of the CARES Act. The Act did not have a material impact on our financial results for the year ended December 31, 2024 and 2023.

15. Segment Reporting

Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the CODM to assess operating performance and allocate resources. Our CODM is our CEO. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments. The Company does not allocate its general and administrative expense function across its operating segments. We have two reportable segments: (i) software subscriptions and services and (ii) advertising. No segment-level asset information has been disclosed as our CODM does not review asset information by segment.

Reportable segment information for the year ended December 31, 2024, including significant expenses, is set forth below:

	Software Subscriptions & Services	Advertising	General & Administrative	Year ended December 31, 2024
Net revenues	$1,907	$1,282	$-	$3,189
Cost of revenues	1,270	465	-	1,735
Gross profit	637	817	-	1,454

Operating expenses:
Compensation	2,960	498	2,142	5,600
Consulting and professional fees	691	-	4,533	5,224
Facilities and insurance	34	5	1,642	1,681
Stock-based compensation	135	-	1,342	1,477
Other segment expenses(1)	539	8	814	1,361
Total operating expenses	4,359	511	10,473	15,343
Operating loss	(3,722)	306	(10,473)	(13,889)

Other income (expense)	-	-	3,614	3,614
Net income (loss) from continued operations before taxes	$(3,722)	$306	$(6,859)	$(10,275)

Reportable segment information for the year ended December 31, 2023, including significant expenses, is set forth below:

	Software Subscriptions & Services	Advertising	General & Administrative	Year ended December 31, 2023
Net revenues	$3,157	$1,675	$-	$4,832
Cost of revenues	2,468	678	-	3,146
Gross profit	689	997	-	1,686

Operating expenses:
Compensation	5,691	661	3,678	10,030
Consulting and professional fees	235	1	3,694	3,930
Facilities and insurance	4	-	2,121	2,125
Stock-based compensation	365	-	3,140	3,505
Impairment of goodwill	-	-	25,819	25,819
Other segment expenses(1)	792	28	1,148	1,968
Total operating expenses	7,087	690	39,600	47,377
Operating loss	(6,398)	307	(39,600)	(45,691)

Other income (expense)	-	-	3,776	3,776
Net income (loss) from continued operations before taxes	$(6,398)	$307	$(35,824)	$(41,915)

(1)
Other segment expenses represent marketing, information technology related expenses, travel and other general operating expenses.

16. Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued.

Equity Financings

We sold an additional 14,210 shares of our common stock under our Amended and Restated Equity Distribution Agreement with Canaccord, as amended, for aggregate gross proceeds of approximately $82. Transaction costs were not significant.

On February 9, 2025, the Original Registration Statement and the 462(b) Registration Statement expired and the Amended and Restated Equity Distribution Agreement with Canaccord terminated.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission for newly public companies (COSO). Based on this evaluation and the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, management identified a material weakness in internal control over financial reporting related to the design of information technology general controls ("ITGCs") related to user access, program change and appropriate segregation of duties for certain IT applications. We implemented additional ITGCs to manage user access and program changes across our key systems; however, the Company needs more time to fully remediate this material weakness.

Additionally, in 2023, as a result of cost cutting measures and headcount turnover in our accounting function, management identified a material weakness in internal control over financial reporting as business process controls across the Company’s financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer. During 2024, the Company began implementing additional review controls to ensure proper segregation of duties in our financial reporting processes. However, the Company's Chief Financial Officer departed the Company on November 30, 2024. This resulted in a delay in the completion of the implementation of our remediation plan. The Company is actively searching for potential candidates to fill the Chief Financial Officer vacancy.

Management believes that the remediation measures described above, if successfully implemented, will strengthen our internal control over financial reporting and remediate the material weaknesses we have identified. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management will test, evaluate and audit the implementation of these new internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the current ages and the names and positions of our directors and executive officers as of December 31, 2024:

Name	Age	Position
Executive Officers
Stephen Chen	42	Interim Chief Executive Officer and Class I Director
Chris Olive	55	Chief Legal Officer
Non-Employee Directors
Elliot Han(1)(2)(3)	48	Class II Director
Rahul Mewawalla(1)(2)(3)	46	Class I Director, Chairperson

(2)
Member of the Audit Committee
(3)
Member of the Compensation Committee
(4)
Member of the Nominating and Corporate Governance Committee

Ms. Quyen Du, age 49, was appointed as a Class III non-employee director and member of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee on February 28, 2025.

Executive Officers and Significant Employees

Each of our executive officers serves at the discretion of our board of directors (the "Board") and will hold office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. The following biographical descriptions set forth certain information with respect to our executive officers based on information furnished to us by each such officer.

Stephen Chen was elected to serve as a non-employee Class I director in November 2022. Upon the resignation of Michael Snavely, our then Chief Executive Officer, Mr. Chen was appointed to serve as our Interim Chief Executive Officer in October 2024. Since July 2016, Mr. Chen has served as chief financial officer of Kent Moore Capital, an investment and advisory firm focused on specialty finance, where he also currently sits on the board of directors. Also, since 2016, Mr. Chen has served as chief financial officer of BioIntegrate, a regenerative medicine company. Mr. Chen has been involved in blockchain related projects since 2018, and, in 2021, he co-founded IHBit Global, a diversified blockchain holding company with assets including a crypto exchange, token project, an electronic sports team and a basketball team. From 2012 to 2016, Mr. Chen was a director for Hudson International, a global private investment firm. From 2008 to 2012, he led the emerging markets investment banking team at Oppenheimer Investments North America. Prior to joining Oppenheimer, Mr. Chen was a Vice President at J.P. Morgan. Mr. Chen has a B.S. degree from Brown University.

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

Rahul Mewawalla was appointed to serve as a non-employee Class I director of Phunware in September 2021. Mr. Mewawalla is a technology, digital, product, and business leader with extensive strategic and operational leadership experience with enterprise and consumer companies across technology, internet, artificial intelligence, computing, telecom, financial services, and digital markets. He has held several executive leadership roles, and currently serves as Chief Executive Officer and President of a NASDAQ-listed publicly traded technology and digital infrastructure company, Mawson Infrastructure Group Inc. He previously served as Chief Executive Officer and President of Xpanse Inc., a technology, software, and fintech company from 2020 to 2021, as Chief Digital Officer and Executive Vice President, Platforms and Technology Businesses at Freedom Mortgage Corporation, a financial services company from 2020 to 2021, as Chief Executive Officer and President at Zenplace Inc., a technology platforms and software company from 2014 to 2020, as Vice President at Nokia Corporation, a global technology and telecommunications company from 2010 to 2012, as Vice President at General Electric Company’s NBCUniversal, a global media, platforms, and diversified company from 2008 to 2010, and as Senior Director at Yahoo! Inc., a global internet and technology company from 2005 to 2008. Mr. Mewawalla has served as a board director with numerous NASDAQ-listed public companies, including as Chairman of the Board, Board Committee Chairman, Chairman of the Audit Committee, Chairman of the Compensation Committee, Nominating and Governance Committee Member, Special Committee Member, Strategic Transactions Committee Member and Board Director at publicly traded companies, including at Rocky Mountain Chocolate Factory Inc (Nasdaq: RMCF), Lion Group Holding (Nasdaq: LGHL), Aquarius II Acquisition Corporation (Nasdaq: AQUB), Four Leaf Acquisition Corporation (Nasdaq: FORL) and Mawson Infrastructure Group, Inc. (Nasdaq: MIGI). Mr. Mewawalla also served as an independent board director at SOS Children’s Villages USA. He has also served as Senior Advisor to the San Francisco Mayor’s Office on Innovation, as Advisor to Stanford University's Persuasive Technology Lab, and as Committee Chair of the VC TaskForce SIG on Systems and Services. Mr. Mewawalla earned an MBA from the Kellogg School of Management at Northwestern University and a BBS from the University of Delhi.

We believe Mr. Mewawalla’s extensive technology, products, and platforms expertise as well as his executive strategic and operational leadership experience including having served as a public company CEO, public company Chairman, and as a public company board director at numerous NASDAQ-listed companies, qualify him to serve as a director of the Company.

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

Quyen Du was appointed to serve as a Class III non-employee director in March 2025. Ms. Du brings 25 years’ experience in strategy and corporate development to the Company. Based in Texas, she is a recognized leader in finance, media and entertainment, recently serving as Head of Corporate Strategy & Development, Innovations and Research for Condé Nast (NYC). Ms. Du adds a depth of experience working in a wide range of roles across corporate strategy, finance and investments, business development, distribution and partnerships. Her previous experience includes her work for Fandom, Inc., one of the world’s largest entertainment fan community platforms, where she led corporate development and was responsible for driving acquisitive growth opportunities. Ms. Du also held various executive positions at NBC Universal, where she worked on transformative M&A deals, corporate digital strategy and new market entry initiatives, including across digital native, streaming, commerce, data, gaming and audio. She has also held a studio distribution planning position at Disney and a business development role at Showtime. Ms. Du earned bachelor degrees in Business Administration and Economics from the University of California, Berkeley, and a Master’s in Business Administration from Columbia University.

We believe Ms. Du’s extensive corporate finance, corporate development and strategy, media and entertainment expertise qualify her to serve as a director of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2024, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except for a late Form 4 filing by Michael Snavely on January 22, 2024 to report sales of our common stock for taxes, which occurred on January 16, 2024 and January 17, 2024, a late Form 3 filing on March 21, 2024 by Elliot Han to report initial holding of 0 shares of the Company's common stock, a late Form 4 filing by Troy Reisner on March 21, 2024 to report purchases of the shares of the Company's common stock on March 14, 2024, a late Form 4 filing by Michael Snavely on May 24, 2024 to report purchases of shares of the Company's common stock on May 20, 2024, a late Form 4 filing by Michael Snavely to report both sales and purchases of our Common Stock on June 13, 2024 and a late Form 4 filing by each of Elliot Han, Rahul Mewawalla and Stephen Chen to report a grant of restricted stock units on June 13, 2024.

CORPORATE GOVERNANCE

Board Composition

Our business affairs are managed under the direction of the Board. The Board currently consists of four members, three of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market ("Nasdaq"). Mr. Chen, who also serves as our Interim Chief Executive Officer, is not considered independent.

The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•
the Class I directors are currently Stephen Chen, and Rahul Mewawalla, and their terms will expire at the 2025 Annual Meeting of Stockholders;
•
the Class II director is currently Elliot Han, and his term will expire at the 2026 Annual Meeting of Stockholders; and
•
the Class III director is currently Quyen Du, and her term will expire at the 2024 Annual Meeting of Stockholders.

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

On February 28, 2025, Quyen Du was appointed as a Class III non-employee director and member of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

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

Audit Committee

We have established a designated standing audit committee. Messrs. Elliot Han and Rahul Mewawalla, each of whom is a non-employee member of the Board, comprised our Audit Committee as of December 31, 2024. Mr. Mewawalla is the Chairperson of our Audit Committee. Ms. Du was subsequently appointed to the Audit Committee on February 28, 2025. We have determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. During the fiscal year ended December 31, 2024, the committee met four times. The Audit Committee is responsible for, among other things:

•
selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;
•
helping to ensure the independence and performance of the independent registered public accounting firm;
•
discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and the independent registered public accounting firm, our interim and year-end financial statements;
•
developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;
•
reviewing the Company’s policies on and overseeing risk assessment and risk management, including enterprise risk management;
•
reviewing the adequacy and effectiveness of our internal control policies and procedures and the Company’s disclosure controls and procedures;
•
reviewing related person transactions; and
•
approving or, as required, pre-approving, all audit and all permissible non-audit services, other than de minimis non-audit services, to be performed by the independent registered public accounting firm.

The Board has adopted a written charter for the Audit Committee that satisfies the applicable rules and regulations of the SEC and the listing standards of Nasdaq. Our Audit Committee charter can be found on the "Governance Documents" section of our Investor Relations website at https://investors.phunware.com/governance-docs.

Audit Committee Financial Expert

The Board has determined that Mr. Rahul Mewawalla is an independent director pursuant to Nasdaq's governance listing standards and meets the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC. In making this determination, our Board has considered prior experience, business acumen and independence.

Insider Trading Policy

We have adopted an Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities (the “Insider Trading Policy”) containing policies and procedures governing the purchase, sale and/or other dispositions of our securities by Insiders (including officers and directors as well as certain other employees identified pursuant to the Insider Trading Policy), or by us. Such policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

Item 11. Executive Compensation.

Phunware’s named executive officers (each a "NEO") consist of the person or persons who served as our principal executive officer ("PEO") and either (i) the next two most highly compensated executive officers who served as of the year ended December 31, 2024 and (ii) up to two individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2024. Those individuals are:

Stephen Chen, Interim Executive Officer

Michael Snavely, Former Chief Executive Officer

Chris Olive, Chief Legal Officer

Jeremy Kidd, Senior Vice President, Head of Sales

Summary Compensation Table

The following table sets forth information regarding the total compensation paid to our named executive officers for the last two fiscal years ended December 31, 2024 and 2023:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Stephen Chen, Interim Chief Executive Officer(4)	2024	54,167	—	—	682	54,849
Michael Snavely, Former Chief Executive Officer(5)	2024	283,814	—	—	273,764	557,578
	2023	101,073	15,000	219,450	4,438	339,961
Chris Olive, Chief Legal Officer(6)	2024	300,000	—	—	15,215	315,215
	2023	300,000	—	87,640	26,630	414,270
Jeremy Kidd, Senior Vice President, Head of Sales(7)	2024	295,833	—	—	109,877	405,710

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
(3)
Amounts shown in this column include contributions Phunware made on behalf of the named executive officer for inclusion in our medical benefits programs, severance and/or commission payments.
(4)
Mr. Chen was appointed as our Interim Chief Executive Officer on October 25, 2024. Mr. Chen received additional compensation as a member of our board earned prior to his appointment as Interim Chief Executive Officer, which is excluded above. Subsequent to the date of his appointment as Chief Executive Officer, Mr. Chen will not receive additional compensation as a member of our Board. See Director Compensation below.
(5)
Mr. Snavely joined the Company as its Chief Revenue Officer on September 12, 2023. Mr. Snavely was appointed the Company's Chief Executive Officer effective October 25, 2023. Mr. Snavely was paid a sign-on bonus of $5,000 pursuant to the terms of his employment agreement as Chief Revenue Officer and $10,000 pursuant to the terms of his employment agreement as Chief Executive Officer. Mr. Snavely resigned from the Company on October 22, 2024 and was paid a severance of approximately $262,500 upon his departure in accordance with his employment agreement.
(6)
Mr. Olive joined the Company as its Chief Legal Officer on April 1, 2022.
(7)
Mr. Kidd joined the Company as its Senior Vice President, Head of Sales on November 21, 2023

Executive Employment Agreements

We entered into employment agreements with each of the named executive officers noted above, of which only Stephen Chen and Chris Olive remain currently employed by the Company. The employment agreements with our NEOs generally provide for at-will employment and set forth each named executive officer's base salary, bonus target, severance eligibility and eligibility for other standard employee benefit plan participation.

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

Mr. Chen’s Employment Agreement

We entered into an employment agreement, dated as of October 22, 2024, with Stephen Chen, who serves as our Interim Chief Executive Officer.

The employment agreement has an indefinite term, subject to termination by either party. The Company and Mr. Chen may terminate the employment agreement at any time with or without cause, provided that Mr. Chen shall provide at least thirty (30) days’ written notice to the Company if without good reason. The employment agreement includes non-competition and non-solicitation covenants applicable during and for the 24-month period following Mr. Chen’s employment.

The employment agreement provides for an annual base salary of $325,000 and a target annual bonus to be between 50% and 200% of the base salary, with the actual award value to be determined by the Company or the Board in its sole discretion based on factors including the strength of Mr. Chen’s performance and the performance of the Company. Furthermore, within ninety (90) days following the effective date of the employment agreement, the Company will provide Mr. Chen a grant of options to purchase shares of the Company’s common stock, which grant of options will have the number of options, exercise prices, dates and vesting schedules based on specified performance thresholds as determined by the Board and its Compensation Committee. The grant of options will be made under the Company’s equity incentive plan.

Mr. Snavely’s Employment Agreement

We entered into an employment agreement, dated as of October 25, 2023, with Michael Snavely, who served as our Chief Executive Officer until October 22, 2024.

The employment agreement provided for an initial base salary of $350,000 per year, a sign-on bonus of $10,000, eligibility in the Company’s bonus programs established by the Board or any committee of the board and eligibility to participate in our employee benefit programs. Under the terms of his employment agreement, the Company provided Mr. Snavely an initial grant of 30,000 restricted stock units with various vesting dates and a separate grant of $750,000 restricted stock units on or before January 31, 2024 with vesting to commence on March 31, 2024.

Effective October 22, 2024, the Company entered into a Confidential Separation and General Release Agreement with Michael Snavely, the Company’s former Chief Executive Officer and director. The Separation Agreement provides that Mr. Snavely’s employment with the Company terminated effective October 22, 2024. The Separation Agreement provided for a general release of claims by Mr. Snavely. Pursuant to the Separation Agreement, Mr. Snavely received an amount equal to $262,500 which represented nine (9) months of earnings and continued coverage under the Company’s group health plan, including reimbursement for premiums for such coverage, through July 31, 2025.

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

Mr. Olive is eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control, as defined in the agreements:

•
continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for six (6) months from the date of termination;
•
coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to six (6) months after termination; and
•
the immediate vesting of all equity awards granted on or after the effective date of the employment agreement.

In the case of a Change in Control, if Mr. Olive is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:

•
a lump sum severance payment equal to: (i) the amount of base salary in effect on the date of termination that he would have otherwise received had he remained employed by the Company through the twelve (12) month anniversary of the Change in Control, and (ii) an amount equal to the average annualized bonus earned by him for the two (2) calendar years prior to the calendar year during which the Change in Control occurs, but in no event will the amount be less than his annual target bonus for the year during which the termination occurs, or if greater, his annual target bonus for the year during which the closing of the Change in Control occurs;
•
the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•
coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to twelve (12) months after termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2024, after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty:

		Options Awards				Restricted Stock Unit Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Name	Grant Date	Exercisable	Unexercisable	Price	Date	(#)		($)
Chris Olive(1)	9/16/2022	-	-	-	-	3,420	(1)	17,784
	8/31/2023	-	-	-	-	4,173	(1)	21,700

(1)
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

Director Compensation

Effective June 13, 2024 the Board adopted an Outside Director Compensation Policy under which the non-employee members of the Board of Directors (“Outside Directors”) are compensated.

The Outside Director Compensation Policy provides:

Annual Cash Retainer

Each Outside Director will be paid an annual cash retainer of $75,000. There are no per-meeting attendance fees for attending Board meetings.

Chairman / Committee Membership Annual Cash Retainer:

Each Outside Director who serves as chairman of the Board or chairman or member of a committee of the Board will be paid additional annual fees as follows:

Chairman of the Board: $45,000
Chairman of Audit Committee: $25,000
Member of Audit Committee
(other than the Chairman of the Audit Committee): $12,500
Chairman of Compensation Committee: $20,000
Member of Compensation Committee (other than the Chairman of the Compensation Committee): $10,000
Chairman of Nominating and Governance Committee: $15,000
Member of Nominating and Governance Committee (other than the
Chairman of the Nominating and Governance Committee): $7,500

Each annual cash retainer and additional annual fees is paid quarterly in advance on the first business day of each quarter.

Equity Compensation

Outside Directors are entitled to receive all types of Awards under the Company’s Equity Incentive Plan (the “Plan”) (or the applicable equity plan in place at the time of grant), including discretionary Awards. All grants of Awards to Outside Directors (each, a “Policy Grant”).

Initial Award. Upon first becoming an Outside Director, an individual will be eligible to receive an award consisting of restricted stock units covering a number of Shares having a grant date aggregate fair market value of $150,000 (the “Initial Award”). The Initial Award will be granted, vested, and settled on the first trading day within the Company’s second open permissible trading window available following the date on which such individual is first eligible to receive the Initial Award.

Annual Award. On the first trading day within the Company’s second open permissible trading window following the Company’s annual stockholder meeting held during any calendar year, each Outside Director will be automatically granted, vested, and settled an award consisting of restricted stock units covering a number of Shares having a grant date aggregate fair market value of $150,000 as consideration for such Outside Director’s service on the Board for the calendar year in which such grant is made (each, an “Annual Award”); provided, however, that an Outside Director who has received an Initial Award during a particular calendar year is not entitled to an Annual Award for such calendar year.

Performance-Based Compensation. Additional compensation may be awarded to all of the Outside Directors which may be tied to the achievement of specific performance-based criteria as previously established by the Compensation Committee and approved by two-thirds (2/3) of the Directors then serving on the Board. The Compensation Committee shall calculate annually any such additional performance-based compensation in accordance with the performance-based criteria previously approved by the Board in accordance with this Section.

We also reimburse our directors for reasonable travel expenses associated with attending board and committee meetings.

The Outside Director Compensation Policy also provides that the Company is to maintain directors and officers insurance satisfactory to the Board and an annual budget to be set by the Compensation Committed for continuing education and training of Outside Directors.

The following table sets forth certain information with respect to the compensation paid to our directors, excluding reasonable travel expenses, for the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Stephen Chen(2)	148,226	145,360	293,586
Elliot Han	112,894	145,360	258,254
Rahul Mewawalla	117,500	145,360	262,860

(1)
This column reflects the aggregate grant date fair value of restricted stock units granted during 2024 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2024. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.
(2)
Stephen Chen was appointed as Interim Chief Executive Officer on October 22, 2024. As such, while Mr. Chen continues to serve on the Board, he is longer considered a non-employee director. Mr. Chen will no longer receive compensation for his service on the Board.

Outstanding Equity Awards as Fiscal Year-End

There were no equity awards outstanding to our non-employee directors as of December 31, 2024.

Equity Award Timing Policies.

We do not have a formal policy or obligation that requires us to award equity or equity-based compensation on specific dates. Our Compensation Committee and Board have adopted a policy with respect to the grant of stock options and other equity incentive awards that generally prohibits the grant of stock options or other equity awards to executive officers during closed quarterly trading windows (as determined in accordance with our insider trading policy). Our Insider Trading Policy also prohibits directors, officers and employees from trading in our common stock while in possession of or on the basis of material non-public information about us. Neither our Board nor our Compensation Committee takes material non-public information into account when determining the timing of equity awards, nor do we time the disclosure of material non-public information for the purpose of impacting the value of executive compensation. We generally issue equity awards to our executive officers on a limited and infrequent basis, and not in accordance with any fixed schedule.

During the last fiscal year, there were no option awards to any named executive officers within four business days preceding the filing of any report of Forms 10-K, 10-Q, or 8-K that discloses material nonpublic information.

Registrant's Action to Recover Erroneously Awarded Compensation

We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity compensation plan information as of December 31, 2024 after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	3,690	(2)	$68.09	(3)	202,594
Equity compensation plans not approved by security holders(4)	-	(5)	$-	(3)	17,412

(1)
The following plans have been approved by the Company's stockholders: 2009 Equity Incentive Plan (the "2009 Plan"), 2018 Equity Incentive Plan (the "2018 Plan") and 2018 Employee Stock Purchase Plan (the "2018 ESPP").
(2)
The 2009 Plan terminated on December 26, 2018. The shares reserved for issuance under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us may be added to the 2018 Plan. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2024, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is equal to 1,190, which is not included in the column (c) above. In addition the foregoing, excludes unvested restricted stock unit awards granted. As of December 31, 2024, 38,420 restricted stock unit awards were outstanding in the 2018 Plan.
(3)
As there is no exercise price associated with the restricted share awards, such shares are not included in the weighted-average price calculation.
(4)
The following plans were adopted by the Company's Board without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4): 2022 Inducement Plan, 2023 Inducement Plan and 2023B Inducement Plan
(5)
Excludes unvested restricted stock unit awards granted. As of December 31, 2024, no restricted stock unit awards were outstanding in equity compensation plans not approved by security holders.

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

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 14, 2025, for:

•
each stockholder known to us to be beneficial owner of more than 5% of our outstanding shares of common stock;
•
each of our directors and director nominees;
•
each of our named executive officers; and
•
all of our current directors, director nominees and executive officers as a group.

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

Effective February 27, 2023, we implemented a reverse stock split of outstanding shares of our common stock at a ratio of one for fifty, Applicable percentage ownership is based on 20,170,745 shares of our common stock outstanding as of March 14, 2025. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 14, 2025. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 1002 West Avenue, Austin, Texas 78701.

Name of Beneficial Owner(1)	Shares	Percentage
Named Executive Officers, Executive Officers and Directors:
Stephen Chen	27,114	0.1%
Jeremy Kidd	-	-%
Chris Olive	8,116	0.0%
Quyen Du	-	-%
Elliot Han	25,019	0.1%
Rahul Mewawalla	-	-%
All executive officers and directors as a group (6 persons)	60,249	0.3%

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

Related Person Transactions

The following is a summary of our related party transactions since January 1, 2024.

Confidential Separation and General Release Agreement with Michael Snavely. On October 22, 2024, the Company entered into a Confidential Separation and General Release Agreement with Michael Snavely. The separation agreement provided that Mr. Snavely's employment as chief executive officer terminated effective the same date. Furthermore, effective on October 22, 2024, Mr. Snavely resigned his position as a director of the Board. The separation agreement provided for a general release of claims by Mr. Snavely. Also, pursuant to the separation agreement, Mr. Snavely will receive an amount equal to $262,500 which represents nine (9) months of earnings and continued coverage under the Company’s group health plan, including reimbursement for premiums for such coverage, through July 31, 2025.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Ms. Quyen Du, Mr. Elliot Han and Mr. Rahul Mewawalla, representing three of our four directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Board Leadership Structure / Lead Independent Director

We believe that the structure of our Board and Board committees provides strong overall management. The Chair of our Board and our Chief Executive Officer roles are separate. Mr. Chen currently serves as our Interim Chief Executive Officer and Rahul Mewawalla serves as Chair of our Board. This structure enables each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our Board monitors the content, quality and timeliness of information sent to our Board and is available for consultation with our Board regarding the oversight of its business affairs. Our independent directors bring experience, oversight and expertise from outside of Phunware, while Mr. Chen brings company-specific experience and expertise.

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

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, Marcum LLP for the fiscal years ended December 31, 2024 and 2023:

	2024	2023
Audit Fees(1)	$384,655	$321,672
Audit-related Fees(2)	178,190	39,140
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$562,845	$360,812

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report:
(1)
Consolidated Financial Statements

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
3.4

Certificate of Amendment to the Certificate of Incorporation filed February 23, 2024 (Incorporated by reference to Exhibit 3.1 of the Registrant's Form 8-K (File No. 00-37862) filed with the SEC on February 28, 2024.)

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
10.8

At Market Issuance Sales Agreement by and between Phunware, Inc. and HC Wainwright & Co., LLC dated January 31, 2022 (Incorporated by reference to Exhibit 1.2 of the Registrant's Form S-3 (File No. 333-262461) filed with the SEC on February 1, 2022).

10.9

Lease Termination Agreement, dated November 9, 2023, between Phunware, Inc. and Jonsson ATX Warehouse, LLC (Incorporated by reference to Exhibit 10.5 of the Registrant's Form 10-Q (File No. 001-37862) filed with the SEC on November 13, 2023.)

10.10

Lease Agreement, dated June 3, 2022, between Phunware, Inc. and ATX Acquisitions, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 10, 2020).

10.11

Note Purchase Agreement, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

10.12

Promissory Note, dated July 6, 2022, between Phunware, Inc. and Streeterville Capital, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on June 8, 2022).

10.13+

Amended and Restated Employment Agreement by and between Phunware, Inc. and Chris Olive (Incorporated by reference to Exhibit 10.45 of the Registrants Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2023).

10.14+	Phunware, Inc. 2022 Inducement Plan (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 6, 2023).
10.15+	Phunware, Inc. 2023 Inducement Plan (Incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-Q (File No. 001-37862) filed with the SEC on November 13, 2023).
10.16+	Phunware, Inc. 2023B Inducement Plan (Incorporated by reference to Exhibit 10.32 to the Registrant's Form 10-K (File No. 001-37862) filed with the SEC on March 15, 2024).
10.17+

Confidential Employment Agreement by and between Phunware, Inc. and Troy Reisner dated June 2, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 2, 2023).

10.18+

Confidential Separation, Transition, and General Release Agreement by and between Phunware, Inc. and Matt Aune dated June 2, 2023. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 8, 2023).

10.19

Purchase Agreement, dated August 22, 2023, by and between Phunware, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.20

Registration Rights Agreement, dated as of August 22, 2023, by and between Phunware, Inc. and Lincoln Park Capital Fund, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on August 23, 2023).

10.21+

Confidential Employment Agreement by and between Phunware, Inc. and Mike Snavely dated September 5, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on September 8, 2023).

10.22+

Confidential Separation, Consulting and General Release Agreement by and between Phunware, Inc. and Russell Buyse dated October 25, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 26, 2023).

10.23+

Confidential Employment Agreement by and between Phunware, Inc. and Mike Snavely dated October 25, 2023 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 26, 2023).

10.24

Acknowledgement and Agreement effective December 6, 2023 by and between Phunware, Inc. and Streeterville Capital, LLC. (Incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 6, 2023).

10.25

Form of Securities Purchase Agreement dated as of December 7, 2023 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 11, 2023).

10.26

Placement Agency Agreement dated December 7, 2023, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on December 11, 2023).

10.27

Form of Securities Purchase Agreement dated as of January 16, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.28

Placement Agency Agreement dated January 16, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 18, 2024).

10.29

Form of Securities Purchase Agreement dated as of January 18, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.30

Placement Agency Agreement dated January 16, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on January 23, 2024).

10.31

Form of Securities Purchase Agreement dated as of February 7, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 9, 2024).

10.32

Placement Agency Agreement dated February 7, 2024, by and between Phunware, Inc. and Roth Capital Partners, LLC (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 9, 2024).

10.33

Settlement Agreement and Release of Claims dated March 5, 2024, by an between Phunware, Inc. and Wilson Sonsini Goodrich & Rosati, PC (Incoporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862) filed with the SEC on March 14, 2024).

10.34

Equity Distribution Agreement dated June 4, 2024, by and between Phunware, Inc. and Canaccord Genuity LLC, as representative of the several agents (Incorporated by reference to Exhibit 1.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on June 4, 2024.

10.35

Amendment to Securities Purchase Agreement dated June 3, 2024, by and among Phunware, Inc., Sabby Volatility Warrant Master Fund, Ltd. and L1 Capital Global Opportunities Master Fund (Incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-37862), filed with the SEC on June 4, 2024.

10.36+

Confidential Separation and General Release Agreement by and between Phunware, Inc. and Michael Snavely dated October 22, 2024 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 24, 2024).

10.37+

Confidential Employment Agreement by and between Phunware, Inc. and Stephen Chen dated October 22, 2024 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on October 24, 2024).

10.38

Amended and Restated Equity Distribution Agreement dated November 1, 2024, by and between Phunware, Inc. and Canaccord Genuity LLC, as representative of the several agents (Incorporated by reference to Exhibit 1.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on November 1, 2024).

10.39

Confidential Settlement Agreement by and between Wild Basin Investments LLC, et al. v. Phunware, Inc. et al. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on November 5, 2024).

10.40

Settlement Agreement and Mutual Release by and among all underwriters at Lloyd’s, London, Phunware, Inc. and certain individual defendants (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on November 5, 2024).

10.41+

Confidential Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated January 31, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on February 6, 2025).

14.1	Code of Business Conduct and Ethics as of December 26, 2018 (Incorporated by reference to Exhibit 14.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 20, 2019).
19.1*	Insider Trading Policy.
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 15, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

+ Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: March 31, 2025	By:	/s/ Stephen Chen
Title: Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2025	By:	/s/ J. Brendhan Botkin
Title: Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Stephen Chen and J. Brendhan Botkin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen Chen	Interim Chief Executive Officer and Director	March 31, 2025
Stephen Chen	(Principal Executive Officer)

/s/ J. Brendhan Botkin	Vice President of Accounting and Financial Reporting	March 31, 2025
J. Brendhan Botkin	(Principal Accounting and Financial Officer)

/s/ Quyen Du	Director	March 31, 2025
Quyen Du

/s/ Elliot Han	Director	March 31, 2025
Elliot Han

/s/ Rahul Mewawalla	Director	March 31, 2025
Rahul Mewawalla