Form 10-Q
period 2025-03-31
Phunware, Inc.
filed 2025-05-15
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, 20,170,745 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	March 31,	December 31,
	2025	2024
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$109,719	$112,974
Accounts receivable, net of allowance for credit losses of $264 and $166 as of March 31, 2025 and December 31, 2024, respectively	697	276
Digital currencies	82	103
Prepaid expenses and other current assets	588	406
Total current assets	111,086	113,759
Non-current assets:
Property and equipment, net	20	24
Right-of-use asset	770	840
Other assets	158	158
Total non-current assets	948	1,022
Total assets	$112,034	$114,781

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,073	$3,754
Accrued expenses	492	148
Deferred revenue	1,124	1,034
Lease liability	320	313
PhunCoin subscription payable	1,202	1,202
Total current liabilities	7,211	6,451
Deferred revenue	660	528
Lease liability	537	619
Total noncurrent liabilities	1,197	1,147
Total liabilities	8,408	7,598
Commitments and contingencies (See Note 7)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,180,875 shares issued and 20,170,745 share outstanding as of March 31, 2025 and 20,166,665 shares issued and 20,156,535 shares outstanding as of December 31, 2024	2	2
Treasury Stock	(502)	(502)
Additional paid-in capital	421,169	421,003
Accumulated deficit	(317,043)	(313,320)
Total stockholders' equity	103,626	107,183
Total liabilities and stockholders' equity	$112,034	$114,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Net revenues	$688	$921
Cost of revenues	329	397
Gross profit	359	524
Operating expenses:
Sales and marketing	896	443
General and administrative	3,464	2,471
Research and development	813	484
Total operating expenses	5,173	3,398
Operating loss	(4,814)	(2,874)
Other income (expense):
Interest expense	(9)	(108)
Interest income	1,119	140
Gain on extinguishment of debt	-	535
Other (expense) income, net	(19)	15
Total other income	1,091	582
Loss before taxes	(3,723)	(2,292)
Income tax expense	-	-
Net loss	(3,723)	(2,292)
Net loss per share, basic and diluted	$(0.18)	$(0.33)
Weighted-average shares used to compute net loss per share, basic & diluted	20,169,640	6,864,226

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$107,183
Sales of common stock, net of issuance costs	14,210	-	-	-	80	-	80
Stock-based compensation expense	-	-	-	-	86	-	86
Net loss	-	-	-	-	-	(3,723)	(3,723)
Balances as of March 31, 2025	20,180,875	$2	(10,130)	$(502)	$421,169	$(317,043)	$103,626

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	16,000	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus & consulting fees	11,453	-	-	-	35	-	-	35
Common Stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sales of common stock & exercise of prefunded warrants, net of issuance costs	3,915,009	1	-	-	23,203	-	-	23,204
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	630	-	-	630
Net loss	-	-	-	-	-	(2,292)	-	(2,292)
Balances as of March 31, 2024	8,282,221	$1	(10,130)	$(502)	$320,840	$(305,296)	$(418)	$14,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss	$(3,723)	$(2,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(535)
Stock-based compensation	86	630
Other adjustments	132	329
Changes in operating assets and liabilities:
Accounts receivable	(444)	(82)
Prepaid expenses and other assets	(182)	(11)
Accounts payable and accrued expenses	663	(2,893)
Lease liability payments	(89)	(185)
Deferred revenue	222	(286)
Net cash used in operating activities from continued operations	(3,335)	(5,325)
Net cash used in operating activities from discontinued operations	-	(205)
Net cash used in operating activities	(3,335)	(5,530)
Investing activities
Net cash provided by (used in) investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	80	23,204
Net cash provided by financing activities	80	23,204

Effect of exchange rate on cash	-	(41)
Net (decrease) increase in cash and cash equivalents	(3,255)	17,633
Cash and cash equivalents at the beginning of the period	112,974	3,934
Cash and cash equivalents at the end of the period	$109,719	$21,567

Supplemental disclosure of cash flow information
Interest paid	$9	$4
Income taxes paid	$-	$26
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$-	$4,505
Issuance of common stock for payment of bonuses and consulting fees	$-	$35

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

The balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2025 and the results of operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim period.

Certain reclassifications to prior year presentation have been made to our condensed consolidated statements of operations. We have displayed individual line items that we previously considered to be immaterial and combined individual line items that we considered to be immaterial to conform to current year presentation.

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

On February 26, 2024, we effected a reverse stock split of our common stock at a ratio of one-for-fifty in order to regain compliance with the Bid Price Requirement, and on March 12, 2024, we received a letter from Nasdaq notifying us that we demonstrated compliance with the requirements to remain listed on the Nasdaq Capital Market, as required by the Panel. The letter also informed the Company that pursuant to Listing Rule 5815(d)(4)(B), the Company will be subject to a mandatory Panel monitor for a period of one year from the date of the letter. On April 9, 2025, we received a letter from Nasdaq notifying us that the Company is no longer subject to a Panel monitor.

On November 7, 2024, the Company received a letter from Nasdaq notifying the Company that, as a result of the resignation of Stephen Chen from the Company's audit committee effective October 22, 2024, the Company was not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), the Company must have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (subject to the exemptions provided in Rule 100A-3(c) under the Exchange Act). With Mr. Chen's resignation, the Company's audit committee was at the time comprised of only two members, Elliot Han and Rahul Mewawalla, each of whom met the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. On February 28, 2025, the board of directors of the Company appointed Ms. Quyen Du to the board of directors and audit committee. The board of directors determined that Ms. Du meets the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act. After giving effect to Ms. Du's appointment, the audit committee of the board of directors is comprised of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A). On March 6, 2025, the Company received a letter from Nasdaq notifying the Company that this matter was now closed.

On January 10, 2025, the Company received a written notice from Nasdaq notifying the Company that it was not in compliance with the rules for continued listing as set forth in Nasdaq Listing Rules 5620(a) and 5810(c)(2)(G) because the Company did not hold an annual meeting of stockholders within 12 months of year-end for the fiscal year ended as of December 31, 2023. Under Nasdaq rules, the Company had 45 days to submit a plan to Nasdaq to regain compliance, and if accepted, Nasdaq could grant an exception of up to 180 calendar days from the fiscal year end, or until June 30, 2025, to regain compliance. On February 14, 2025, the Company submitted a letter to Nasdaq outlining its plan to become compliant with the above continued listing rule and has begun preparations to hold the 2024 annual stockholders meeting in May 2025. On May 6, 2025, we held our 2024 annual meeting of stockholders. On May 13, 2025, the Company received a letter from Nasdaq acknowledging compliance had been regained and notifying the Company that this matter was now closed.

There can be no assurance the Company will maintain compliance with the rules above or any other Nasdaq Listing Rules.

2. Summary of Significant Accounting Policies

There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2024, except as set forth below.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards update ("ASU") No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in the update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the disclosure requirements related to this new standard.

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

	March 31, 2025	December 31, 2024
Customer A	17%	-%
Customer B	17%	23%
Customer C	17%	-%
Customer D	15%	-%
Customer E	-%	23%
Customer F	4%	13%

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Options	2,190	13,011
Restricted stock units	35,420	78,387
Total	37,610	91,398

4. Revenue

Software subscriptions and services revenue consist of platform license subscriptions and application development services. Advertising revenue is comprised of in-app advertising. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

Disaggregation of Revenue

The following table sets forth our net revenues by category:

	Three months ended March 31,
	2025	2024
Software subscriptions and services	$635	$454
Advertising	53	467
Net revenues	$688	$921

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three months ended March 31,
	2025	2024
Customer B	35%	13%
Customer G	-%	33%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 98% and 100% of our net revenues from within the United States for the three months ended March 31, 2025 and 2024, respectively.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2025, we recognized revenue of $502 that was included in our deferred revenue balance as of December 31, 2024.

Remaining Performance Obligations

Remaining performance obligations were $5,168 as of March 31, 2025, of which we expect to recognize approximately 34% as revenue over the next 12 months and the remainder thereafter.

5. Debt

2022 Promissory Note

Refer to Note 8, “Debt,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for further information on our 2022 Promissory Note.

During the first quarter of 2024, we issued 336,500 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest, which was recorded as a gain on extinguishment of debt in the statement of operations for the three months ended March 31, 2024. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

6. Leases

Further information regarding our other office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations. Lease expense for the three months ended March 31, 2025 and 2024 was $84 and $170, respectively. The weighted-average remaining lease term for operating leases as of March 31, 2025 was 2.5 years.

Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2025 (Remainder)	$272
2026	370
2027	284
926
Less: Portion representing interest	(69)
$857

7. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. On August 16, 2024, the Company and WSGR entered into an agreed stay of that arbitration proceeding, which provides for a mutually agreed upon stay of that proceeding until the earlier to occur of (a) August 30, 2025 (subject to either party's right to move to lift the stay earlier than that date for good cause) and (b) the settlement or issuance of a judgment in the Wild Basin litigation, as more fully described below. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There is $2,159 in accounts payable in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, relating to these WSGR claims.

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

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of March 31, 2025, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 20,170,745 and 20,156,535 shares of our common stock outstanding, respectively.

On January 31, 2022, we entered into an At Market Issuance Sales Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $100 million, through or to Wainwright, as agent or principal. During the three months ended March 31, 2024, we sold an aggregate of 245,009 shares of our common stock under our sales agreement with Wainwright for aggregate gross cash proceeds of $2.5 million. We terminated our agreement with Wainwright effective June 3, 2024.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $120 million, through the agents. Additionally, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we could sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. During the three months ended March 31, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million. On February 9, 2025, the registration statement which registered the shares issuable under the Amended and Restated Equity Distribution Agreement expired and the agreement with Canaccord terminated.

9. Stock-Based Compensation

There have been no material changes to the terms of our various equity incentive plans since the filing of our Annual Report on Form 10-K. Refer to Note 13, “Stock-Based Compensation,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for more information.

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three months ended March 31,
Stock-based compensation	2025	2024
Cost of revenues	$15	$45
Sales and marketing	8	14
General and administrative	67	556
Research and development	(4)	15
Total stock-based compensation	$86	$630

As of March 31, 2025, there was approximately $517 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 1.29 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the three months ended March 31, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	38,420	$23.01
Granted	-	-
Released	-	-
Forfeited	(3,000)	14.00
Outstanding as of March 31, 2025	35,420	$23.77

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,500	$56.89
Granted	-	-
Exercised	-	-
Forfeited	(1,500)	$38.15
Outstanding as of March 31, 2025	1,000	$85.00	7.36	$-
Exercisable as of March 31, 2025	1,000	$85.00	7.36	$-

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,190	$91.61
Granted	-	-
Exercised	-	-
Forfeited	-	0
Outstanding as of March 31, 2025	1,190	$91.61	2.25	$-
Exercisable as of March 31, 2025	1,190	$91.61	2.25	$-

Our stock benefit plans had 1,232,332 and 220,006 shares of common stock reserved for future issuances under our equity incentive plans as of March 31, 2025 and December 31, 2024, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of March 31, 2025, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 1,190.

Furthermore, there were 63,167 and 46,791 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of March 31, 2025 and December 31, 2024, respectively.

10. Segment Reporting

Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the "CODM") to assess operating performance and allocate resources. Our CODM is our chief executive officer. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments. The Company does not allocate its corporate expense function across its operating segments. We have two reportable segments: (i) software subscriptions and services and (ii) advertising. No segment-level asset information has been disclosed as our CODM does not review asset information by segment. Reportable segment information is set forth below:

	Software Subscriptions & Services	Advertising	Corporate	Three months ended March 31, 2025
Net revenues	$635	$53	$-	$688
Cost of revenues	302	27	-	329
Gross profit	333	26	-	359

Operating expenses:
Compensation	798	121	587	1,506
Consulting and professional fees	279	-	2,293	2,572
Facilities and insurance	20	1	523	544
Stock-based compensation	-	4	67	71
Other segment expenses(1)	108	6	366	480
Total operating expenses	1,205	132	3,836	5,173
Operating loss	(872)	(106)	(3,836)	(4,814)

Other income	-	-	1,091	1,091
Loss before taxes	$(872)	$(106)	$(2,745)	$(3,723)

	Software Subscriptions & Services	Advertising	Corporate	Three months ended March 31, 2024
Net revenues	$454	$467	$-	$921
Cost of revenues	214	183	-	397
Gross profit	240	284	-	524

Operating expenses:
Compensation	714	115	501	1,330
Consulting and professional fees	3	-	777	780
Facilities and insurance	1	-	424	425
Stock-based compensation	29	-	555	584
Impairment of goodwill	-	-	-	-
Other segment expenses(1)	61	4	214	279
Total operating expenses	808	119	2,471	3,398
Operating loss	(568)	165	(2,471)	(2,874)

Other income	-	-	582	582
Income (loss) before taxes	$(568)	$165	$(1,889)	$(2,292)
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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 52% of our backlog as of March 31, 2025 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended March 31,
(in thousands)	2025	2024
Bookings	$359	$597

The follow table sets forth our deferred revenue and backlog:

(in thousands)	March 31, 2025	December 31, 2024
Backlog	$3,139	$3,635
Deferred revenue	1,784	1,562
Total backlog and deferred revenue	$4,923	$5,197

Non-GAAP Financial Measures

Adjusted Gross Profit, Adjusted Gross Margin and Adjusted EBITDA

We report our financial results in accordance with accounting principles generally accepted in the United States of America (“GAAP”). We also use certain non-GAAP financial measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior period results. Our non-GAAP financial measures include adjusted gross profit (derived from the GAAP measure of gross profit), adjusted gross margin (derived from the GAAP measure of gross margin) and adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) (derived from the GAAP measure of net loss) (our “non-GAAP financial measures”). Management uses these measures (i) to compare operating performance on a consistent basis, (ii) to calculate incentive compensation for our employees, (iii) for planning purposes including the preparation of our internal annual operating budget and (iv) to evaluate the performance and effectiveness of operational strategies.

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

GAAP Financial Measures	Three months ended March 31,
(in thousands, except percentages)	2025	2024
Gross profit	$359	$524
Gross margin	52.2%	56.9%
Net loss	$(3,723)	$(2,292)

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Adjusted gross profit (1)	$374	$569
Adjusted gross margin (1)	54.4%	61.8%
Adjusted EBITDA (2)	$(4,743)	$(2,225)

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

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Gross profit	$359	$524
Add back: Stock-based compensation	15	45
Adjusted gross profit	$374	$569
Adjusted gross margin	54.4%	61.8%

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(3,723)	$(2,292)
Add back: Depreciation	4	4
Add back: Interest expense	9	108
Less: Interest income	(1,119)	(140)
EBITDA	(4,829)	(2,320)
Add back: Stock-based compensation	86	630
Less: Gain on extinguishment of debt	-	(535)
Adjusted EBITDA	$(4,743)	$(2,225)

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

Advertising Revenue

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

Interest Expense

During 2024, interest expense included interest related to our outstanding debt, including amortization of discounts and deferred issuance costs. We also may seek additional debt financing to fund the expansion of our business or to finance strategic acquisitions in the future, which may have an impact on our interest expense.

Results of Operations

Net Revenues

	Three Months Ended March 31,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$635	$454	$181	39.9%
Advertising	53	467	(414)	(88.7%)
Total revenue	$688	$921	$(233)	(25.3%)
Software subscriptions and services as a percentage of total revenue	92.3%	49.3%
Advertisings as a percentage of total revenue	7.7%	50.7%
Platform revenues as a percentage of total revenue	100.0%	100.0%

Net revenues decreased $0.2 million, or (25.3%), for the three months ended March 31, 2025 compared to the corresponding period in 2024, as a result of a decrease in advertising campaigns, which was partially offset by an increase in software development revenue as a result of delivered customer projects.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$302	$214	$88	41.1%
Advertising	27	183	(156)	(85.2%)
Total cost of revenue	$329	$397	$(68)	(17.1%)
Gross Profit
Software subscriptions and services	$333	$240	$93	38.8%
Advertising	26	284	(258)	(90.8%)
Total gross profit	$359	$524	$(165)	(31.5%)
Gross Margin
Software subscriptions and services	52.4%	52.9%
Advertising	49.1%	60.8%
Total gross margin	52.2%	56.9%

Total gross profit decreased 0.2 million, or (31.5%), three months ended March 31, 2025 compared to the corresponding period in 2024, primarily as a result of the revenue items described above.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$896	$443	$453	102.3%
General and administrative	3,464	2,471	993	40.2%
Research and development	813	484	329	68.0%
Total operating expenses	$5,173	$3,398	$1,775	52.2%

Sales and Marketing

Sales and marketing expense increased $0.5 million, or 102.3% for the three months ended March 31, 2025, compared to the corresponding periods of 2024, primarily due to an increase in corporate marketing and sales consultants.

General and Administrative

General and administrative expense increased $1.0 million, or 40.2%, for the three months ended March 31, 2025 compared to the corresponding period of 2024, due to a $1.5 million increase in professional fees, mainly related to legal fees for the Company's Wild Basin litigation. This increase was partially offset by a $0.5 million decrease in stock-based compensation expense.

Research and Development

Research and development expense increased $0.3 million, or 68.0%, for the three months ended March 31, 2025, compared to the corresponding periods of 2024, primarily as a result of an increase in payroll and related expenses as a result of higher headcount and an increase in consulting fees for engineering consultants.

Other expense

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Other income (expense)
Interest expense	$(9)	$(108)
Interest income	1,119	140
Gain (loss) on extinguishment of debt	-	535
Other income, net	(19)	15
Total other income (expense)	$1,091	$582

During the three months ended March 31, 2025, we recorded other income of $1.1 million, primarily as a result of interest income from cash and cash equivalents. During the three months ended March 31, 2024, we recorded other income of approximately $0.6 million, primarily as a result of gain on extinguishment of debt on our 2022 Promissory Note, as amended.

Liquidity and Capital Resources

As of March 31, 2025, we held total cash of $109.7 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $120 million, through the agents. On November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement (amending the June 4, 2024 Equity Distribution Agreement) with Canaccord, and filed a registration statement on Form S-3MEF relating to the Company's existing registration statement on Form S-3 originally filed in 2022, pursuant to which we increased the aggregate amount of shares of our common stock that we were entitled to sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. During the three months ended March 31, 2025, we sold an aggregate of 14,210 shares of our common stock under our At Market Issuance Sales Agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of approximately $0.1 million. On February 9, 2025, the aforementioned registration statement on Form S-3 expired (including the subsequent registration statement on Form S-3MEF), and as a result, the Amended and Restated Equity Distribution Agreement with Canaccord terminated.

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

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands, except percentages)	2025	2024
Consolidated statement of cash flows
Net cash used in operating activities	$(3,335)	$(5,530)
Net cash provided by investing activities	$-	$-
Net cash provided by financing activities	$80	$23,204

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

We utilized $3.3 million of cash from operating activities during the three months ended March 31, 2025, resulting in a net loss of $3.7 million. The net loss included non-cash charges of $0.2 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash increase of $0.2 million, primarily relating to an increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable.

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

Investing Activities

We did not have any investing activities during the three months ended March 31, 2025 and 2024.

Financing Activities

Our financing activities during the three months ended March 31, 2025 and 2024 consisted of various sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.

Contractual Obligations

Information set forth in Note 6, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through March 31, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Except for the changes described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the condensed consolidated financial statements included in Item I, Part I of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President of Accounting and Financial Reporting (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, management identified a material weakness in internal control over financial reporting related to the design of information technology general controls (“ITGCs”) related to user access, program change and appropriate segregation of duties for certain IT applications. We implemented additional ITGCs to manage user access and program changes across our key systems; however, the Company needs more time to fully remediate this material weakness.

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

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for the year ended December 31, 2024 or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2024 are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

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

May 15, 2025	Phunware, Inc.

	By:	/s/ Stephen Chen
	Name:	Stephen Chen
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

May 15, 2025	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)