Form 10-Q
period 2025-06-30
Phunware, Inc.
filed 2025-08-08
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 5, 2025, 20,186,491 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	June 30,	December 31,
	2025	2024
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$106,264	$112,974
Accounts receivable, net of allowance for credit losses of $239 and $166 as of June 30, 2025 and December 31, 2024, respectively	379	276
Digital currencies	108	103
Prepaid expenses and other current assets	456	406
Total current assets	107,207	113,759
Non-current assets:
Property and equipment, net	16	24
Right-of-use asset, net	699	840
Other assets	158	158
Total non-current assets	873	1,022
Total assets	$108,080	$114,781

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,573	$3,754
Accrued expenses	176	148
Deferred revenue	885	1,034
Lease liability	327	313
PhunCoin subscription payable	1,202	1,202
Total current liabilities	6,163	6,451
Deferred revenue	864	528
Lease liability	453	619
Total noncurrent liabilities	1,317	1,147
Total liabilities	7,480	7,598
Commitments and contingencies (See Note 7)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,183,043 shares issued and 20,172,913 shares outstanding as of June 30, 2025 and 20,166,665 shares issued and 20,156,535 shares outstanding as of December 31, 2024	2	2
Treasury stock	(502)	(502)
Additional paid-in capital	421,287	421,003
Accumulated deficit	(320,187)	(313,320)
Total stockholders' equity	100,600	107,183
Total liabilities and stockholders' equity	$108,080	$114,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net revenues	$455	$1,011	$1,143	$1,932
Cost of revenues	265	541	594	938
Gross profit	190	470	549	994
Operating expenses:
Sales and marketing	690	609	1,586	1,052
General and administrative	2,790	2,299	6,254	4,770
Research and development	970	496	1,783	980
Total operating expenses	4,450	3,404	9,623	6,802
Operating loss	(4,260)	(2,934)	(9,074)	(5,808)
Other income (expense):
Interest expense	(5)	(8)	(14)	(116)
Interest income	1,094	239	2,213	379
Gain on extinguishment of debt	-	-	-	535
Other income, net	27	72	8	87
Total other income	1,116	303	2,207	885
Loss before taxes	(3,144)	(2,631)	(6,867)	(4,923)
Income tax expense	-	-	-	-
Net loss	(3,144)	(2,631)	(6,867)	(4,923)
Net loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.34)	$(0.65)
Weighted-average shares used to compute net loss per share, basic & diluted	20,171,639	8,299,323	20,170,639	7,581,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of March 31, 2025	20,180,875	$2	(10,130)	$(502)	$421,169	$(317,043)	$103,626
Release of restricted stock	2,168	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(3,144)	(3,144)
Balances as of June 30, 2025	20,183,043	$2	(10,130)	$(502)	$421,287	$(320,187)	$100,600

Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$107,183
Release of restricted stock	2,168	-	-	-	-	-	-
Sales of common stock, net of issuance costs	14,210	-	-	-	80	-	80
Stock-based compensation expense	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(6,867)	(6,867)
Balances as of June 30, 2025	20,183,043	$2	(10,130)	$(502)	$421,287	$(320,187)	$100,600

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of March 31, 2024	8,282,221	$1	(10,130)	$(502)	$320,840	$(305,296)	$(418)	$14,625
Release of restricted stock	83,117	-	-	-	-	-	-	-
Sales of common stock, net of issuance costs	255,042	-	-	-	1,436	-	-	1,436
Stock-based compensation expense	-	-	-	-	660	-	-	660
Net loss	-	-	-	-	-	(2,631)	-	(2,631)
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090

Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	99,117	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sales of common stock & exercise of prefunded warrants, net of issuance costs	4,170,051	1	-	-	24,639	-	-	24,640
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,290	-	-	1,290
Net loss	-	-	-	-	-	(4,923)	-	(4,923)
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net loss	$(6,867)	$(4,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(535)
Stock-based compensation	204	1,290
Other adjustments	193	434
Changes in operating assets and liabilities:
Accounts receivable	(126)	(422)
Prepaid expenses and other assets	(50)	81
Accounts payable and accrued expenses	(153)	(3,158)
Lease liability payments	(178)	(373)
Deferred revenue	187	(422)
Net cash used in operating activities from continued operations	(6,790)	(8,028)
Net cash used in operating activities from discontinued operations	-	(177)
Net cash used in operating activities	(6,790)	(8,205)
Investing activities
Net cash for investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	80	24,640
Net cash provided by financing activities	80	24,640

Net (decrease) increase in cash and cash equivalents	(6,710)	16,435
Cash and cash equivalents at the beginning of the period	112,974	3,934
Cash and cash equivalents at the end of the period	$106,264	$20,369

Supplemental disclosure of cash flow information
Interest paid	$14	$12
Income taxes paid	$21	$40
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$-	$4,505
Issuance of common stock for payment of bonuses and consulting fees	$-	$35

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

The balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2025 and the results of operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim period.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Nasdaq listing

On July 24, 2025, the Company notified Nasdaq that, as a result of the resignation of Rahul Mewawalla from the Company's audit committee, the Company was not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605. Pursuant to Nasdaq Listing Rule 5605(c)(2)(A), the Company must have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") (subject to the exemptions provided in Rule 100A-3(c) under the Exchange Act). With Mr. Mewawalla's resignation, the Company's audit committee was at the time comprised of only two members, Elliot Han and Quyen Du, each of whom met the independence requirements set forth in Nasdaq Listing Rule 5605(a)(2) and Rule 10-A3(b)(1) of the Exchange Act.

The Company is in the process of reviewing and evaluating potential options to regain compliance with Nasdaq audit committee requirements as set forth in Nasdaq Listing Rule 5605 within the cure period provided by Nasdaq. However, there can be no assurance the Company will regain compliance with Nasdaq Listing Rule 5605 or maintain compliance with other Nasdaq Listing Rules.

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

	June 30, 2025	December 31, 2024
Customer A	31%	23%
Customer B	6%	23%
Customer C	22%	-%
Customer D	13%	2%
Customer E	-%	13%

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

	June 30,
	2025	2024
Options	1,883	8,323
Restricted stock units	33,252	70,223
Total	35,135	78,546

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

Disaggregation of Revenue

The following table sets forth our net revenues by category:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Software subscriptions and services	$433	$516	$1,068	$970
Advertising	22	495	75	962
Net revenues	$455	$1,011	$1,143	$1,932

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Customer B	28%	12%	32%	13%
Customer F	11%	5%	9%	5%
Customer G	-%	35%	-%	18%
Customer H	-%	-%	-%	16%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 98% of our net revenues from within the United States for the three and six months ended June 30, 2025 and over 99% of our net revenues from within the United States for the three and six months ended June 30, 2024.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2025, we recognized revenue of $808 that was included in our deferred revenue balance as of December 31, 2024.

Remaining Performance Obligations

Remaining performance obligations were $5,320 as of June 30, 2025, of which we expect to recognize approximately 33% as revenue over the next 12 months and the remainder thereafter.

5. Debt

2022 Promissory Note

Refer to Note 8, “Debt,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for further information on our 2022 Promissory Note.

During the first quarter of 2024, we issued 336,500 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest, which was recorded as a gain on extinguishment of debt in the statement of operations for the six months ended June 30, 2024. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

6. Leases

Further information regarding our other office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations. Lease expense for the three months ended June 30, 2025 and 2024 was $84 and $174, respectively. Lease expense for the six months ended June 30, 2025 and 2024 was $168 and $344, respectively. The weighted-average remaining lease term for operating leases as of June 30, 2025 was 2.25 years.

Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2025 (Remainder)	$182
2026	370
2027	284
836
Less: Portion representing interest	(56)
$780

7. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. On August 16, 2024, the Company and WSGR entered into an agreed stay of that arbitration proceeding, which provides for a mutually agreed upon stay of that proceeding until the earlier to occur of (a) August 30, 2025 (subject to either party's right to move to lift the stay earlier than that date for good cause) and (b) the settlement or issuance of a judgment in the Wild Basin litigation, as more fully described below. The outcome of this proceeding and the related Phunware and WSGR claims is uncertain. There is $2,159 in accounts payable in our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, relating to these WSGR claims.

On February 18, 2022, certain stockholders filed a lawsuit against Phunware and certain of its prior and then existing individual officers and directors. The case, captioned Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., was filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW). Plaintiffs allege that they invested in Phunware through various early rounds of financing while the Company was private and that following completion of the business combination transactions resulting in Phunware becoming a public company these stockholders received new shares of Phunware common stock and Phunware warrants that were but should not have been subjected to a 180-day “lock up” period. Plaintiffs also allege that Phunware’s stock price dropped significantly during the lock up period and seek damages, costs and professional fees. On or about October 24, 2024, Plaintiffs, Phunware and individual director and officer defendants entered into a Confidential Settlement Agreement, and on about October 28, 2024, Phunware, the individual director and officer defendants and the applicable Phunware insurers entered into a Settlement Agreement and

Mutual Release (collectively, the “Settlement Agreements”). The Settlement Agreements collectively provide for, among other things, the settlement and release of the Plaintiffs' claims against the individual director and officer defendants, certain agreements between the Plaintiffs and Phunware, including the Plaintiffs' agreement to stay collection of any judgment obtained by the Plaintiffs against Phunware until the settlement or conclusion of the pending WSGR arbitration proceeding. Further, the Settlement Agreements provided for a payment of $2.8 million from the Company’s insurers to the Plaintiffs, as well as a payment of $0.2 million from the insurers to Phunware and the release of the insurers’ subrogation claims against Phunware recoveries from WSGR or its insurers in the WSGR arbitration proceeding. Phunware's insurers made the $2.8 million and $0.2 million payments on or about December 4, 2024. The Plaintiffs claims against Phunware in this lawsuit remain in effect. A bench trial occurred in March 2025, and no ruling has been issued to date. We intend to vigorously defend against the remaining claims in this lawsuit and any appeals. We have not recorded a liability related to this matter because any potential loss is not currently probable or possible to reasonably estimate. Additionally, we cannot presently estimate the range of loss, if any, that may result from this lawsuit.

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

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of June 30, 2025, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 20,172,913 and 20,156,535 shares of our common stock outstanding, respectively.

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

During the six months ended June 30, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million. During the six months ended June 30, 2024, we sold an aggregate of 500,051, shares of our common stock under our sales agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $4,155. Transaction costs were $235.

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

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three months ended June 30,		Six months ended June 30,
Stock-based compensation	2025	2024	2025	2024
Cost of revenues	$15	$49	$31	$94
Sales and marketing	9	17	17	31
General and administrative	89	570	157	1,126
Research and development	5	24	(1)	39
Total stock-based compensation	$118	$660	$204	$1,290

As of June 30, 2025, there was approximately $430 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 1.06 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the six months ended June 30, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	38,420	$23.01
Granted	-	-
Released	(2,168)	54.01
Forfeited	(3,000)	14.00
Outstanding as of June 30, 2025	33,252	$21.80

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,500	$56.89
Granted	-	-
Exercised	-	-
Forfeited	(1,500)	$38.15
Outstanding as of June 30, 2025	1,000	$85.00	7.11	$-
Exercisable as of June 30, 2025	1,000	$85.00	7.11	$-

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,190	$91.61
Granted	-	-
Exercised	-	-
Forfeited	(307)	28.48
Outstanding as of June 30, 2025	883	$113.56	2.75	$-
Exercisable as of June 30, 2025	883	$113.56	2.75	$-

Our stock benefit plans had 1,232,639 and 220,006 shares of common stock reserved for future issuances under our equity incentive plans as of June 30, 2025 and December 31, 2024, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of June 30, 2025, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 883.

Furthermore, there were 63,167 and 46,791 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of June 30, 2025 and December 31, 2024, respectively.

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

	Software Subscriptions & Services	Advertising	Corporate	Three months ended June 30, 2025
Net revenues	$433	$22	$-	$455
Cost of revenues	243	22	-	265
Gross profit	190	-	-	190

Operating expenses:
Compensation	774	118	500	1,392
Consulting and professional fees	232	-	1,629	1,861
Facilities and insurance	12	1	403	416
Stock-based compensation	8	4	89	101
Other segment expenses(1)	127	12	541	680
Total operating expenses	1,153	135	3,162	4,450
Operating loss	(963)	(135)	(3,162)	(4,260)

Other income	-	-	1,116	1,116
Loss before taxes	$(963)	$(135)	$(2,046)	$(3,144)

	Software Subscriptions & Services	Advertising	Corporate	Six months ended June 30, 2025
Net revenues	$1,068	$75	$-	$1,143
Cost of revenues	545	49	-	594
Gross profit	523	26	-	549

Operating expenses:
Compensation	1,572	239	1,087	2,898
Consulting and professional fees	511	-	3,922	4,433
Facilities and insurance	32	2	926	960
Stock-based compensation	8	8	156	172
Other segment expenses(1)	235	18	907	1,160
Total operating expenses	2,358	267	6,998	9,623
Operating loss	(1,835)	(241)	(6,998)	(9,074)

Other income	-	-	2,207	2,207
Loss before taxes	$(1,835)	$(241)	$(4,791)	$(6,867)

	Software Subscriptions & Services	Advertising	Corporate	Three months ended June 30, 2024
Net revenues	$516	$495	$-	$1,011
Cost of revenues	377	164	-	541
Gross profit	139	331	-	470

Operating expenses:
Compensation	764	118	483	1,365
Consulting and professional fees	54	-	632	686
Facilities and insurance	11	-	427	438
Stock-based compensation	40	-	571	611
Other segment expenses(1)	116	2	186	304
Total operating expenses	985	120	2,299	3,404
Operating loss	(846)	211	(2,299)	(2,934)

Other income	-	-	303	303
Income (loss) before taxes	$(846)	$211	$(1,996)	$(2,631)

	Software Subscriptions & Services	Advertising	Corporate	Six months ended June 30, 2024
Net revenues	$970	$962	$-	$1,932
Cost of revenues	591	347	-	938
Gross profit	379	615	-	994

Operating expenses:
Compensation	1,478	233	984	2,695
Consulting and professional fees	57	-	1,409	1,466
Facilities and insurance	12	-	851	863
Stock-based compensation	69	-	1,126	1,195
Other segment expenses(1)	177	6	400	583
Total operating expenses	1,793	239	4,770	6,802
Operating loss	(1,414)	376	(4,770)	(5,808)

Other income	-	-	885	885
Income (loss) before taxes	$(1,414)	$376	$(3,885)	$(4,923)
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

Key Events & Recent Developments

On July 13, 2025, the Board terminated Stephen Chen's at-will employment as Interim Chief Executive Officer. Pursuant to the terms of Mr. Chen’s employment agreement dated October 22, 2024, his termination as Interim Chief Executive Officer also constitutes a termination from all positions that Mr. Chen holds as a member of the Board and any committee thereof, effective as of the same date. On July 14, 2025, Jeremy Krol, Chief Operating Officer of the Company, was appointed to replace Stephen Chen as the Company's Interim Chief Executive Officer. The Company has initiated a search for a permanent Chief Executive Officer.

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

In October 2024, we announced the commencement of our investment into the field of artificial intelligence (AI). We plan to use AI in various contexts within our internal systems and products and services offerings.

The AI technology we initially used in the context of our platform is generative AI. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive and agentic AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality customized mobile apps more accessible and affordable for small to medium sized businesses and enterprises.

We created, deployed and market-tested creator.phunware.com, an online platform and part of the Company's software development initiative to utilize generative AI to simplify and facilitate the creation and completion of mobile apps. In light of our market testing and recent changes in our senior management team, we decided to pause further development and allocation of resources to completing the app creator platform and instead focus these resources on generative AI-related features and functionalities within our current product offerings.

We recently developed an AI Personal Concierge generative AI product feature with functionalities to serve as a human-like interface in our mobile apps for our customers to enhance customer engagement with users and provide customers with innovative opportunities to further monetize their products and services with users. We are currently engaging with existing customers to run pilot testing programs with our AI Personal Concierge feature in their existing mobile applications.

We also recently designed and demonstrated, at a major hospitality conference, our Guest Services Agent agentic AI product feature with functionalities to interact with and perform tasks for customer hospitality guests. For instance, we anticipate the Guest Services Agent feature will be able to provide information about and book reservations at restaurants located on customer properties. This Guest Services Agent feature is still in the development and testing phase.

We continue to invest in AI, including generative AI and agentic AI, and in the integration of AI capabilities into our products and services. We will continue to evaluate our investments in AI and align investment and resource allocation in the products and markets where we believe we can generate the greatest benefits for customers and opportunities for shareholder returns. Our AI related investments are in the research and development phase, and we may choose not to continue pursuing some of our AI investments and some of the investments we pursue may not be successful. Refer to Risk Factors, located in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

We intend to continue investing for long-term growth. We have also invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We also expect to continue investing in the development and improvement of new and existing products and services to address customers’ needs. We currently do not expect to be profitable in the near future.

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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 44% of our backlog as of June 30, 2025 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Bookings	$568	$1,149	$927	$1,746

The follow table sets forth our deferred revenue and backlog:

(in thousands)	June 30, 2025	December 31, 2024
Backlog	$3,367	$3,635
Deferred revenue	1,749	1,562
Total backlog and deferred revenue	$5,116	$5,197

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

GAAP Financial Measures	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$190	$470	$549	$994
Gross margin	41.8%	46.5%	48.0%	51.4%
Net loss	$(3,144)	$(2,631)	$(6,867)	$(4,923)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted gross profit (1)	$205	$519	$579	$1,088
Adjusted gross margin (1)	45.1%	51.3%	50.7%	56.3%
Adjusted EBITDA (2)	$(4,111)	$(2,198)	$(8,854)	$(4,423)

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
(2)
Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus or (minus) (i) depreciation, (ii) interest expense, (iii) (interest income), (iv) income tax expense, and further adjusted for (v) stock-based compensation expense, (vi) non-cash impairment and valuation adjustments.

Reconciliation of Non-GAAP Financial Measures

The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$190	$470	$549	$994
Add back: Stock-based compensation	15	49	30	94
Adjusted gross profit	$205	$519	$579	$1,088
Adjusted gross margin	45.1%	51.3%	50.7%	56.3%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(3,144)	$(2,631)	$(6,867)	$(4,923)
Add back: Depreciation	4	4	8	8
Add back: Interest expense	5	8	14	116
Less: Interest income	(1,094)	(239)	(2,213)	(379)
EBITDA	(4,229)	(2,858)	(9,058)	(5,178)
Add back: Stock-based compensation	118	660	204	1,290
Less: Gain on extinguishment of debt	-	-	-	(535)
Adjusted EBITDA	$(4,111)	$(2,198)	$(8,854)	$(4,423)

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

Software subscriptions and services gross profit is equal to software subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to platform subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of our software platform are expensed in research and development. As a result, software subscriptions and services gross profit may fluctuate from period to period.

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

Results of Operations

Net Revenues

	Three Months Ended June 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$433	$516	$(83)	(16.1%)
Advertising	22	495	(473)	(95.6%)
Total revenue	$455	$1,011	$(556)	(55.0%)
Software subscriptions and services as a percentage of total revenue	95.2%	51.0%
Advertisings as a percentage of total revenue	4.8%	49.0%
Platform revenues as a percentage of total revenue	100.0%	100.0%

	Six Months Ended June 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$1,068	$970	$98	10.1%
Advertising	75	962	(887)	(92.2%)
Total revenue	$1,143	$1,932	$(789)	(40.8%)
Software subscriptions and services as a percentage of total revenue	93.4%	50.2%
Advertising as a percentage of total revenue	6.6%	49.8%
Platform revenue as a percentage of total revenue	100.0%	100.0%

Net revenues decreased $0.6 million, or (55.0%), for the three months ended June 30, 2025 compared to the corresponding period in 2024, as a result of a decrease in advertising campaigns mainly due to softening demand from advertising agency partners.

Net revenue decreased $0.8 million, or (40.8%), for the six months ended June 30, 2025 compared to the corresponding period in 2024, as a result of a decrease in advertising campaigns mainly due to softening demand from advertising agency partners, which was partially offset by an increase in software development revenue as a result of delivered customer projects.

Cost of Revenues, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$243	$377	$(134)	(35.5%)
Advertising	22	164	(142)	(86.6%)
Total cost of revenue	$265	$541	$(276)	(51.0%)
Gross Profit
Software subscriptions and services	$190	$139	$51	36.7%
Advertising	-	331	(331)	(100.0%)
Total gross profit	$190	$470	$(280)	(59.6%)
Gross Margin
Software subscriptions and services	43.9%	26.9%
Advertising	0.0%	66.9%
Total gross margin	41.8%	46.5%

	Six Months Ended June 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$545	$591	$(46)	(7.8%)
Advertising	49	347	(298)	(85.9%)
Total cost of revenue	$594	$938	$(344)	(36.7%)
Gross Profit
Software subscriptions and services	$523	$379	$144	38.0%
Advertising	26	615	(589)	(95.8%)
Total gross profit	$549	$994	$(445)	(44.8%)
Gross Margin
Software subscriptions and services	49.0%	39.1%
Advertising	34.7%	63.9%
Total gross margin	48.0%	51.4%

Total gross profit decreased 0.3 million, or (59.6%), for the three months ended June 30, 2025, compared to the corresponding period in 2024, primarily as a result of the decrease in advertising revenue described above, as well as fixed costs within our advertising business unit. This decrease was partially offset by a $0.1 million increase in software subscriptions gross profit as a result of a decrease in headcount related costs for customer related projects.

Total gross profit decreased $0.4 million, or (44.8%), for the six months ended June 30, 2025, compared to the corresponding periods in 2024, primarily as a result of the decrease in advertising revenue described above, as well as fixed costs within our advertising business unit. This decrease was partially offset by a $0.1 million increase in software subscriptions gross profit as a result of a decrease in headcount related costs for customer related projects and stock-based compensation.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$690	$609	$81	13.3%
General and administrative	2,790	2,299	491	21.4%
Research and development	970	496	474	95.6%
Total operating expenses	$4,450	$3,404	$1,046	30.7%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$1,586	$1,052	$534	50.8%
General and administrative	6,254	4,770	1,484	31.1%
Research and development	1,783	980	803	81.9%
Total operating expenses	$9,623	$6,802	$2,821	41.5%

Sales and Marketing

Sales and marketing expense increased $0.1 million, or 13.3% for the three months ended June 30, 2025, compared to the corresponding period of 2024, due to an increase in sales consultants.

Sales and marketing expense increased $0.5 million, or 50.8%, for the six months ended June 30, 2025, compared to the corresponding period of 2024, primarily due to an increase of $0.3 million in corporate marketing and $0.2 million in sales consultants.

General and Administrative

General and administrative expense increased $0.5 million, or 21.4%, for the three months ended June 30, 2025 compared to the corresponding period of 2024, due to a $0.7 million increase in professional fees, mainly related to legal fees for the Company's

Wild Basin litigation and consultants, as well as a $0.3 million increase in other operating expenses related to business taxes and board fees. This increase was partially offset by a $0.5 million decrease in stock-based compensation expense.

General and administrative expense increased $1.5 million, or 31.1%, for the six months ended June 30, 2025 compared to the corresponding period of 2024, due to a $2.1 million increase in professional fees, mainly related to legal fees for the Company's Wild Basin litigation and consultants, as well as a $0.3 million increase in other operating expenses as described above. This increase was partially offset by a $1.0 million decrease in stock-based compensation expense.

Research and Development

Research and development expense increased $0.5 million, or 95.6%, and $0.8 million, or 81.9%, for the three and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024, primarily as a result of an increase in payroll and related expenses as a result of higher headcount and an increase in consulting fees for engineering consultants related to our AI initiatives.

Other expense

	Three Months Ended June 30,
(in thousands)	2025	2024
Other income (expense)
Interest expense	$(5)	$(8)
Interest income	1,094	239
Other income, net	27	72
Total other income	$1,116	$303

	Six Months Ended June 30,
(in thousands)	2025	2024
Other income (expense)
Interest expense	$(14)	$(116)
Interest income	2,213	379
Gain on extinguishment of debt	-	535
Other income, net	8	87
Total other income	$2,207	$885

During the three months ended June 30, 2025 and 2024, we recorded other income of approximately $1.1 million and $0.3 million, respectively, primarily as a result of interest income earned from cash and cash equivalents.

During the six months ended June 30, 2025 and 2024, we recorded other income of approximately $2.2 million and $0.9 million, primarily as a result of interest income earned from cash and cash equivalents, and in 2024 a gain on extinguishment of debt on our 2022 Promissory Note, as amended.

Liquidity and Capital Resources

As of June 30, 2025, we held total cash of $106.3 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $120 million, through the agents. On November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement (amending the June 4, 2024 Equity Distribution Agreement) with Canaccord, and filed a registration statement on Form S-3MEF relating to the Company's existing registration statement on Form S-3 originally filed in 2022, pursuant to which we increased the aggregate amount of shares of our common stock that we were entitled to sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. During the six months ended June 30, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of approximately $0.1 million. On February 9, 2025, the aforementioned registration statement on Form S-3 expired (including the subsequent registration statement on Form S-3MEF), and as a result, the Amended and Restated Equity Distribution Agreement with Canaccord terminated.

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

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2025	2024
Consolidated statement of cash flows
Net cash used in operating activities	$(6,790)	$(8,205)
Net cash for investing activities	$-	$-
Net cash provided by financing activities	$80	$24,640

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

We utilized $6.8 million of cash from operating activities during the six months ended June 30, 2025, resulting in a net loss of $6.9 million. The net loss included non-cash charges of $0.2 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash increase of $0.1 million.

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

Investing Activities

We did not have any investing activities during the six months ended June 30, 2025 and 2024.

Financing Activities

Our financing activities during the six months ended June 30, 2025 and 2024 consisted of various sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.

Contractual Obligations

Information set forth in Note 6, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through June 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Executive Chairman and Chief AI Architect Agreement by and between Phunware, Inc. and Rahul Mewawalla effective July 14, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on July 17, 2025).

10.2

Confidential Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated July 14, 2025 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K (File No. 001-37862), filed with the SEC on July 17, 2025).

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

August 8, 2025	Phunware, Inc.

	By:	/s/ Jeremy Krol
	Name:	Jeremy Krol
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)