Form 10-Q
period 2025-09-30
Phunware, Inc.
filed 2025-11-07
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 4, 2025, 20,187,326 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	September 30,	December 31,
	2025	2024
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$103,783	$112,974
Accounts receivable, net of allowance for credit losses of $113 and $166 as of September 30, 2025 and December 31, 2024, respectively	350	276
Digital currencies	127	103
Prepaid expenses and other current assets	583	406
Total current assets	104,843	113,759
Non-current assets:
Property and equipment, net	13	24
Right-of-use asset, net	626	840
Other assets	158	158
Total non-current assets	797	1,022
Total assets	$105,640	$114,781

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,177	$3,754
Accrued expenses	152	148
Deferred revenue	1,290	1,034
Lease liability	335	313
PhunCoin subscription payable	1,202	1,202
Total current liabilities	6,156	6,451
Deferred revenue	793	528
Lease liability	366	619
Total noncurrent liabilities	1,159	1,147
Total liabilities	7,315	7,598
Commitments and contingencies (See Note 7)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,197,456 shares issued and 20,187,326 shares outstanding as of September 30, 2025 and 20,166,665 shares issued and 20,156,535 shares outstanding as of December 31, 2024	2	2
Treasury stock	(502)	(502)
Additional paid-in capital	421,421	421,003
Accumulated deficit	(322,596)	(313,320)
Total stockholders' equity	98,325	107,183
Total liabilities and stockholders' equity	$105,640	$114,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenue	$622	$665	$1,765	$2,597
Cost of revenue	335	343	929	1,281
Gross profit	287	322	836	1,316
Operating expenses:
Sales and marketing	800	619	2,386	1,671
General and administrative	2,308	2,281	8,562	7,051
Research and development	679	612	2,462	1,592
Total operating expenses	3,787	3,512	13,410	10,314
Operating loss	(3,500)	(3,190)	(12,574)	(8,998)
Other income (expense):
Interest expense	(9)	(10)	(23)	(126)
Interest income	1,077	381	3,290	760
Gain on extinguishment of debt	-	-	-	535
Other income, net	23	59	31	146
Total other income	1,091	430	3,298	1,315
Loss before taxes	(2,409)	(2,760)	(9,276)	(7,683)
Income tax expense	-	-	-	-
Net loss	(2,409)	(2,760)	(9,276)	(7,683)
Net loss per share, basic and diluted	$(0.12)	$(0.25)	$(0.46)	$(0.88)
Weighted-average shares used to compute net loss per share, basic & diluted	20,182,247	11,104,174	20,174,508	8,755,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of June 30, 2025	20,183,043	$2	(10,130)	$(502)	$421,287	$(320,187)	$100,600
Release of restricted stock	14,413	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	134	-	134
Net loss	-	-	-	-	-	(2,409)	(2,409)
Balances as of September 30, 2025	20,197,456	$2	(10,130)	$(502)	$421,421	$(322,596)	$98,325

Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$107,183
Release of restricted stock	16,581	-	-	-	-	-	-
Sales of common stock, net of issuance costs	14,210	-	-	-	80	-	80
Stock-based compensation expense	-	-	-	-	338	-	338
Net loss	-	-	-	-	-	(9,276)	(9,276)
Balances as of September 30, 2025	20,197,456	$2	(10,130)	$(502)	$421,421	$(322,596)	$98,325

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of June 30, 2024	8,620,380	$1	(10,130)	$(502)	$322,936	$(307,927)	$(418)	$14,090
Release of restricted stock	17,264	-	-	-	-	-	-	-
Sales of common stock, net of issuance costs	3,111,136	-	-	-	17,553	-	-	17,553
Stock-based compensation expense	-	-	-	-	242	-	-	242
Net loss	-	-	-	-	-	(2,760)	-	(2,760)
Balances as of September 30, 2024	11,748,780	$1	(10,130)	$(502)	$340,731	$(310,687)	$(418)	$29,125

Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	116,381	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sales of common stock & exercise of prefunded warrants, net of issuance costs	7,281,187	1	-	-	42,192	-	-	42,193
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,532	-	-	1,532
Net loss	-	-	-	-	-	(7,683)	-	(7,683)
Balances as of September 30, 2024	11,748,780	$1	(10,130)	$(502)	$340,731	$(310,687)	$(418)	$29,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss	$(9,276)	$(7,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(535)
Stock-based compensation	338	1,532
Other adjustments	235	653
Changes in operating assets and liabilities:
Accounts receivable	(71)	(561)
Prepaid expenses and other assets	(177)	(2,759)
Accounts payable and accrued expenses	(573)	(457)
Lease liability payments	(268)	(560)
Deferred revenue	521	(43)
Net cash used in operating activities from continued operations	(9,271)	(10,413)
Net cash used in operating activities from discontinued operations	-	(177)
Net cash used in operating activities	(9,271)	(10,590)
Investing activities
Net cash for investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	80	42,193
Net cash provided by financing activities	80	42,193

Net (decrease) increase in cash and cash equivalents	(9,191)	31,603
Cash and cash equivalents at the beginning of the period	112,974	3,934
Cash and cash equivalents at the end of the period	$103,783	$35,537

Supplemental disclosure of cash flow information
Interest paid	$23	$22
Income taxes paid	$23	$40
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$-	$4,505
Issuance of common stock for payment of bonuses and consulting fees	$-	$35

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

The balance sheet as of December 31, 2024 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are referenced herein. The accompanying interim condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of September 30, 2025 and the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim period.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Nasdaq listing

On July 24, 2025, the Company notified Nasdaq that, as a result of the resignation of Rahul Mewawalla from the Company's audit committee in connection with entering into an agreement with the Company, the Company was not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605, which requires the Company to have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 7, 2025 (the "Rescission Date"), the Company rescinded the agreement that necessitated Mr. Mewawalla's resignation from the audit committee. As a result, Mr. Mewawalla would continue his service as an independent member of the Company's audit committee. Subsequent to the Rescission Date, the Company determined that as a result of the rescission that it is was no longer out of compliance with Nasdaq Listing Rule 5605(a)(2). See Note 11 for additional discussion on the agreement and rescission with Mr. Mewawalla.

We have not been notified of any non-compliance with listing requirements by Nasdaq as a result of the matters described above. There can be no assurance Nasdaq will agree with the Company's determination with respect to Nasdaq Listing Rule 5605 or maintain compliance with other Nasdaq Listing Rules.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. For public entities, ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the disclosure requirements related to this new standard.

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

There is currently no clearing house for our digital assets, including our bitcoin holdings, nor is there a central or major depository for the custody of our digital assets. There is a risk that some or all of our digital asset holdings could be lost or stolen. There can be no assurance that the exchanges or custodians will maintain adequate insurance or that such coverage will cover losses with respect to our digital asset holdings. Further, transactions denominated in digital assets are irrevocable. Stolen or incorrectly transferred digital assets may be irretrievable. As a result, any incorrectly executed transactions could adversely affect our financial condition.

Collateral is not required for accounts receivable, and we believe the carrying value approximates fair value. The following table sets forth our concentration of accounts receivable, net of specific allowances for credit losses.

	September 30, 2025	December 31, 2024
Customer A	22%	-%
Customer B	20%	-%
Customer C	16%	-%
Customer D	14%	13%
Customer E	10%	-%
Customer F	-%	23%
Customer G	4%	23%

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	September 30,
	2025	2024
Options	1,883	3,705
Restricted stock units	18,839	50,525
Total	20,722	54,230

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

Disaggregation of Revenue

The following table sets forth our net revenue by category:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Software subscriptions and services	$446	$464	$1,514	$1,434
Advertising	176	201	251	1,163
Net revenue	$622	$665	$1,765	$2,597

The following table sets forth our concentration of revenue sources as a percentage of total net revenue:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Customer A	12%	13%	5%	7%
Customer G	20%	18%	28%	14%
Customer H	-%	(3)%	-%	13%
Customer I	-%	-%	-%	12%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 98% of our net revenue from within the United States for the three and nine months ended September 30, 2025 and over 99% of our net revenue from within the United States for the three and nine months ended September 30, 2024.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the nine months ended September 30, 2025, we recognized revenue of $1,088 that was included in our deferred revenue balance as of December 31, 2024.

Remaining Performance Obligations

Remaining performance obligations were $4,928 as of September 30, 2025, of which we expect to recognize approximately 35% as revenue over the next 12 months and the remainder thereafter.

5. Debt

2022 Promissory Note

Refer to Note 8, “Debt,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for further information on our 2022 Promissory Note.

During the first quarter of 2024, we issued 336,550 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4,505. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. In addition, conversions were made in connection with the Company granting the holder additional conversion rights. As a result, the noteholder agreed to waive an aggregate of $535 in principal and accrued interest, which was recorded as a gain on extinguishment of debt in the statement of operations for the nine months ended September 30, 2024. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

6. Leases

Further information regarding our other office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 9, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 31, 2025.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statement of operations. Lease expense for the three months ended September 30, 2025 and 2024 was $84 and $172, respectively. Lease expense for the nine months ended September 30, 2025 and 2024 was $252 and $516, respectively. The weighted-average remaining lease term for operating leases as of September 30, 2025 was 2.0 years.

Future minimum lease obligations are set forth below:

Future minimum lease obligations years ending December 31,	Lease Obligations
2025 (Remainder)	$91
2026	370
2027	284
745
Less: Portion representing interest	(44)
$701

7. Commitments and Contingencies

Litigation

On March 30, 2021, Phunware filed an action against its former counsel Wilson Sonsini Goodrich & Rosati, PC (“WSGR”), which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, in the Superior Court of the State of California for the County of Santa Clara. On July 30, 2021, Phunware filed a second action against WSGR in the Superior Court of the State of California for the County of Santa Clara, which is styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411. The two actions were then removed to arbitration. Phunware sought affirmative relief in these actions, as stated in the complaints, for damages according to proof, interest and costs of suit. WSGR filed crossclaims against Phunware in these actions related to services provided by WSGR to Phunware and sought to recover fees related to the services at issue in these actions and interest. In March 2024, WSGR and Phunware settled their claims in the arbitration proceeding relating to Case No. 21CV381517 and Phunware paid approximately $2,194 of the outstanding amount alleged to be owed by Phunware to WSGR in that proceeding. The Phunware and WSGR claims related to Case No. 21CV386411 remain pending in arbitration and the remaining balance of the payables amount alleged to be owed by Phunware will continue to be arbitrated. Phunware filed an amended complaint in this proceeding on October 29, 2025 and held an arbitration management conference for this proceeding on November 6, 2025. The outcomes of this proceeding and the related Phunware claims and WSGR claims are uncertain. There is approximately $2.2 million in accounts payable in our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, relating to these WSGR claims.

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

Prior to the issuance of a ruling in the Wild Basin litigation, Phunware, the Wild Basin Plaintiffs and WSGR intend to engage in settlement discussions and mediation in November and December 2025 to attempt to resolve their respective claims in the above described litigation and arbitration proceeding in whole or in part.

Further reference is made to Note 11 for discussion regarding an additional related party legal proceeding.

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

8. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of September 30, 2025, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 20,187,326 and 20,156,535 shares of our common stock outstanding, respectively.

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

During the nine months ended September 30, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million. During the nine months ended September 30, 2024, we sold an aggregate of 3,611,187, shares of our common stock under our sales agreement with Wainwright and Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $22.2 million. Transaction costs were $0.7 million.

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

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Three months ended September 30,		Nine months ended September 30,
Stock-based compensation	2025	2024	2025	2024
Cost of revenue	$16	$51	$46	$144
Sales and marketing	9	20	27	51
General and administrative	105	154	261	1,281
Research and development	4	17	4	56
Total stock-based compensation	$134	$242	$338	$1,532

As of September 30, 2025, there was approximately $296 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 0.79 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the nine months ended September 30, 2025 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	38,420	$23.01
Granted	-	-
Released	(16,581)	23.17
Forfeited	(3,000)	14.00
Outstanding as of September 30, 2025	18,839	$24.29

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,500	$56.89
Granted	-	-
Exercised	-	-
Forfeited	(1,500)	$38.15
Outstanding as of September 30, 2025	1,000	$85.00	6.86	$-
Exercisable as of September 30, 2025	1,000	$85.00	6.86	$-

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,190	$91.61
Granted	-	-
Exercised	-	-
Forfeited	(307)	28.48
Outstanding as of September 30, 2025	883	$113.56	2.50	$-
Exercisable as of September 30, 2025	883	$113.56	2.50	$-

Our stock benefit plans had 1,232,639 and 220,006 shares of common stock reserved for future issuances under our equity incentive plans as of September 30, 2025 and December 31, 2024, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of September 30, 2025, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 883.

Furthermore, there were 63,167 and 46,791 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of September 30, 2025 and December 31, 2024, respectively.

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

	Software Subscriptions & Services	Advertising	Corporate	Three months ended September 30, 2025
Net revenue	$446	$176	$-	$622
Cost of revenue	276	59	-	335
Gross profit	170	117	-	287

Operating expenses:
Compensation	777	153	434	1,364
Consulting and professional fees	213	-	1,402	1,615
Facilities and insurance	7	1	386	394
Stock-based compensation	8	5	105	118
Other segment expenses(1)	133	7	156	296
Total operating expenses	1,138	166	2,483	3,787
Operating loss	(968)	(49)	(2,483)	(3,500)

Other income	-	-	1,091	1,091
Loss before taxes	$(968)	$(49)	$(1,392)	$(2,409)

	Software Subscriptions & Services	Advertising	Corporate	Nine months ended September 30, 2025
Net revenue	$1,514	$251	$-	$1,765
Cost of revenue	821	108	-	929
Gross profit	693	143	-	836

Operating expenses:
Compensation	2,349	392	1,521	4,262
Consulting and professional fees	724	-	5,322	6,046
Facilities and insurance	39	3	1,312	1,354
Stock-based compensation	16	13	263	292
Other segment expenses(1)	368	25	1,063	1,456
Total operating expenses	3,496	433	9,481	13,410
Operating loss	(2,803)	(290)	(9,481)	(12,574)

Other income	-	-	3,298	3,298
Loss before taxes	$(2,803)	$(290)	$(6,183)	$(9,276)

	Software Subscriptions & Services	Advertising	Corporate	Three months ended September 30, 2024
Net revenue	$464	$201	$-	$665
Cost of revenue	270	73	-	343
Gross profit	194	128	-	322

Operating expenses:
Compensation	724	138	424	1,286
Consulting and professional fees	173	-	1,117	1,290
Facilities and insurance	13	1	431	445
Stock-based compensation	37	-	154	191
Other segment expenses(1)	144	-	156	300
Total operating expenses	1,091	139	2,282	3,512
Operating loss	(897)	(11)	(2,282)	(3,190)

Other income	-	-	430	430
Income (loss) before taxes	$(897)	$(11)	$(1,852)	$(2,760)

	Software Subscriptions & Services	Advertising	Corporate	Nine months ended September 30, 2024
Net revenue	$1,434	$1,163	$-	$2,597
Cost of revenue	861	420	-	1,281
Gross profit	573	743	-	1,316

Operating expenses:
Compensation	2,202	371	1,408	3,981
Consulting and professional fees	230	-	2,524	2,754
Facilities and insurance	25	1	1,282	1,308
Stock-based compensation	106	-	1,282	1,388
Other segment expenses(1)	321	6	556	883
Total operating expenses	2,884	378	7,052	10,314
Operating loss	(2,311)	365	(7,052)	(8,998)

Other income	-	-	1,315	1,315
Income (loss) before taxes	$(2,311)	$365	$(5,737)	$(7,683)
(1)
Other segment expenses represent marketing, information technology related expenses, travel and other general operating expenses.

11. Related Party Transactions

On July 13, 2025, the Company and Rahul Mewawalla, a Class I Director and the Company's then Chairperson of the Board, executed an Executive Chairman and Chief AI Architect Agreement (the "EC Agreement"). Among other provisions, the EC Agreement provided for (i) cash compensation in the amount of $50 per month, payable per the Company’s regular payroll cycle for a term of six months, (ii) continued cash and equity compensation that is due and payable in accordance with the Company's compensation policy for its board members and (iii) nomination of Mr. Mewawalla as a member of the Board at the Company's 2026 annual meeting of stockholders.

On August 4, 2025, the Board formed a special committee consisting of its other two disinterested independent directors to consider the circumstances under which the EC Agreement was entered into. The special committee concluded that Mr. Mewawalla made intentional, material misrepresentations to induce the Company to enter into the EC Agreement and that there was a proper basis to rescind the EC Agreement. The Company then rescinded the EC Agreement and notified Mr. Mewawalla in writing of such rescission on August 7, 2025.

On October 1, 2025, Mr. Mewawalla filed a demand for arbitration against the Company with the American Arbitration Association (Case No. 01-25-004-9738) alleging, among other things, that the Company breached the EC Agreement, ineffective rescission of the EC Agreement, unpaid compensation, retaliation/wrongful termination, defamation and violations of other Washington state employment-related laws. Mr. Mewawalla seeks relief of amounts due, double damages where applicable, interest, fees, cost and punitive damages where applicable. He further seeks specific performance and injunctive relief, including a declaration that the EC Agreement remains in force and continued service and compliance with the EC Agreement. The Company responded to Mr. Mewawalla's arbitration demand claims for injunctive relief on November 6, 2025. The Company rejects Mr. Mewawalla's allegations and claims and plans to vigorously dispute and defend against all allegations and claims made by Mr. Mewawalla.

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

Key Events & Recent Developments

On October 31, 2025, the Company filed its annual proxy statement on Schedule 14A, which stated the Company plans to hold its 2025 Annual Meeting of Stockholders on December 17, 2025. Among other stockholder proposals, the Company nominated Mr. Jeremy Krol, the Company's Interim Chief Executive Officer, and Mr. Ed Lu for election to serve as Class I directors until the 2028 annual meeting of stockholders and until their successor has been elected and qualified, or until their earlier death, resignation or removal.

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

We recently developed an AI Concierge generative AI product feature with functionalities to serve as a human-like interface in our mobile apps for our customers to enhance customer engagement with users and provide customers with innovative opportunities to further monetize their products and services with users. We are currently engaging with existing customers to run pilot testing programs with our AI Concierge feature in their existing mobile applications.

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

We intend to continue investing for long-term growth. We have also invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We plan to continue investing in the development and improvement of new and existing products and services to address customers’ needs. We currently do not expect to be profitable in the near future.

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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 48% of our backlog as of September 30, 2025 will be invoiced during the subsequent 12-month period, primarily due to the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Bookings	$50	$476	$977	$2,222

The follow table sets forth our deferred revenue and backlog:

(in thousands)	September 30, 2025	December 31, 2024
Backlog	$2,687	$3,635
Deferred revenue	2,083	1,562
Total backlog and deferred revenue	$4,770	$5,197

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

GAAP Financial Measures	Three months ended September 30,		Nine months ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$287	$322	$836	$1,316
Gross margin	46.1%	48.4%	47.4%	50.7%
Net loss	$(2,409)	$(2,760)	$(9,276)	$(7,683)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Adjusted gross profit (1)	$303	$373	$882	$1,461
Adjusted gross margin (1)	48.7%	56.1%	50.0%	56.3%
Adjusted EBITDA (2)	$(3,340)	$(2,885)	$(12,194)	$(7,308)

(1)
Adjusted gross profit and adjusted gross margin are non-GAAP financial measures. We believe that adjusted gross profit and adjusted gross margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define adjusted gross profit as net revenue less cost of revenue, adjusted to exclude one-time revenue adjustments and stock-based compensation. We define adjusted gross margin as adjusted gross profit as a percentage of net revenue.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2025	2024	2025	2024
Gross profit	$287	$322	$836	$1,316
Add back: Stock-based compensation	16	51	46	145
Adjusted gross profit	$303	$373	$882	$1,461
Adjusted gross margin	48.7%	56.1%	50.0%	56.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(2,409)	$(2,760)	$(9,276)	$(7,683)
Add back: Depreciation	3	4	11	12
Add back: Interest expense	9	10	23	126
Less: Interest income	(1,077)	(381)	(3,290)	(760)
EBITDA	(3,474)	(3,127)	(12,532)	(8,305)
Add back: Stock-based compensation	134	242	338	1,532
Less: Gain on extinguishment of debt	-	-	-	(535)
Adjusted EBITDA	$(3,340)	$(2,885)	$(12,194)	$(7,308)

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

Results of Operations

Net Revenue

	Three Months Ended September 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$446	$464	$(18)	(3.9%)
Advertising	176	201	(25)	(12.4%)
Net revenue	$622	$665	$(43)	(6.5%)
Software subscriptions and services as a percentage of total revenue	71.7%	69.8%
Advertisings as a percentage of total revenue	28.3%	30.2%
Platform revenues as a percentage of total revenue	100.0%	100.0%

	Nine Months Ended September 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$1,514	$1,434	$80	5.6%
Advertising	251	1,163	(912)	(78.4%)
Net revenue	$1,765	$2,597	$(832)	(32.0%)
Software subscriptions and services as a percentage of total revenue	85.8%	55.2%
Advertising as a percentage of total revenue	14.2%	44.8%
Platform revenue as a percentage of total revenue	100.0%	100.0%

Net revenue decreased minimally by $0.04 million, or (6.5%), for the three months ended September 30, 2025 compared to the corresponding period in 2024, as a result of low churn year-over-year for software customers and consistent advertising campaign traffic.

Net revenue decreased $0.8 million, or (32.0%), for the nine months ended September 30, 2025 compared to the corresponding period in 2024, as a result of a decrease in advertising campaigns mainly due to softening market demand from advertising agency partners.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$276	$270	$6	2.2%
Advertising	59	73	(14)	(19.2%)
Total cost of revenue	$335	$343	$(8)	(2.3%)
Gross Profit
Software subscriptions and services	$170	$194	$(24)	(12.4%)
Advertising	117	128	(11)	(8.6%)
Total gross profit	$287	$322	$(35)	(10.9%)
Gross Margin
Software subscriptions and services	38.1%	41.8%
Advertising	66.5%	63.7%
Total gross margin	46.1%	48.4%

	Nine Months Ended September 30,		Change
(in thousands, expect percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$821	$861	$(40)	(4.6%)
Advertising	108	420	(312)	(74.3%)
Total cost of revenue	$929	$1,281	$(352)	(27.5%)
Gross Profit
Software subscriptions and services	$693	$573	$120	20.9%
Advertising	143	743	(600)	(80.8%)
Total gross profit	$836	$1,316	$(480)	(36.5%)
Gross Margin
Software subscriptions and services	45.8%	40.0%
Advertising	57.0%	63.9%
Total gross margin	47.4%	50.7%

Total gross profit decreased minimally by $0.04 million, or (10.9%), for the three months ended September 30, 2025, compared to the corresponding period in 2024, primarily as a result of low churn year-over-year for software customers and consistent advertising campaign traffic described above.

Total gross profit decreased $0.5 million, or (36.5%), for the nine months ended September 30, 2025, compared to the corresponding period in 2024, primarily as a result of the decrease in advertising revenue described above. This was partially offset by a $0.1 million decrease in stock-based compensation.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$800	$619	$181	29.2%
General and administrative	2,308	2,281	27	1.2%
Research and development	679	612	67	10.9%
Total operating expenses	$3,787	$3,512	$275	7.8%

	Nine Months Ended September 30,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$2,386	$1,671	$715	42.8%
General and administrative	8,562	7,051	1,511	21.4%
Research and development	2,462	1,592	870	54.6%
Total operating expenses	$13,410	$10,314	$3,096	30.0%

Sales and Marketing

Sales and marketing expense increased $0.2 million, or 29.2% for the three months ended September 30, 2025, compared to the corresponding period in 2024, due to an increase in sales consultants as a result of increased investment in our sales function after cost cutting measures instituted in 2024.

Sales and marketing expense increased $0.7 million, or 42.8%, for the nine months ended September 30, 2025, compared to the corresponding period in 2024, primarily due to an increase of $0.6 million in sales and marketing consultants and $0.1 million in corporate marketing as a result of increased investment in our sales and marketing functions after cost cutting measures instituted in 2024.

General and Administrative

General and administrative expense increased $0.03 million, or 1.2%, for the three months ended September 30, 2025 compared to the corresponding period in 2024. All major expense categories remained materially consistent period over period.

General and administrative expense increased $1.5 million, or 21.4%, for the nine months ended September 30, 2025 compared to the corresponding period in 2024, due to a $2.4 million increase in professional fees, mainly related to an increase of $1.9 million in legal fees for the Company's Wild Basin litigation and $0.5 million for consultants and professional services. This increase was partially offset by a $1.0 million decrease in stock-based compensation expense.

Research and Development

Research and development expense increased $0.07 million, or 10.9%, for the three months ended September 30, 2025 compared to the corresponding period in 2024. All major expense categories remained materially consistent period over period.

Research and development expense increased $0.9 million, or 54.6%, for the nine months ended September 30, 2025 compared to the corresponding period in 2024, primarily as a result of an increase in payroll and related expenses as a result of higher headcount and an increase in consulting fees for engineering consultants related to our AI initiatives.

Other expense

	Three Months Ended September 30,
(in thousands)	2025	2024
Other income (expense)
Interest expense	$(9)	$(10)
Interest income	1,077	381
Other income, net	23	59
Total other income	$1,091	$430

	Nine Months Ended September 30,
(in thousands)	2025	2024
Other income (expense)
Interest expense	$(23)	$(126)
Interest income	3,290	760
Gain on extinguishment of debt	-	535
Other income, net	31	146
Total other income	$3,298	$1,315

During the three months ended September 30, 2025 and 2024, we recorded other income of approximately $1.1 million and $0.4 million, respectively, primarily as a result of interest income earned from cash and cash equivalents.

During the nine months ended September 30, 2025 and 2024, we recorded other income of approximately $3.3 million and $1.3 million, respectively, primarily as a result of interest income earned from cash and cash equivalents, and in 2024, a gain on extinguishment of debt on our 2022 Promissory Note, as amended.

Liquidity and Capital Resources

As of September 30, 2025, we held total cash of $103.8 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock for aggregate gross proceeds of up to $120 million, through the agents. On November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement (amending the June 4, 2024 Equity Distribution Agreement) with Canaccord, and filed a registration statement on Form S-3MEF relating to the Company's existing registration statement on Form S-3 originally filed in 2022, pursuant to which we increased the aggregate amount of shares of our common stock that we were entitled to sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. During the nine months ended September 30, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of approximately $0.1 million. On February 9, 2025, the aforementioned registration statement on Form S-3 expired (including the subsequent registration statement on Form S-3MEF), and as a result, the Amended and Restated Equity Distribution Agreement with Canaccord terminated.

Although we expect to generate operating losses and negative operating cash flows in the future, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.

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

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Consolidated statement of cash flows
Net cash used in operating activities	$(9,271)	$(10,590)
Net cash for investing activities	$-	$-
Net cash provided by financing activities	$80	$42,193

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

We utilized $9.3 million of cash from operating activities during the nine months ended September 30, 2025, resulting in a net loss of $9.3 million. The net loss included non-cash charges of $0.6 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $0.6 million.

We utilized $10.6 million of cash from operating activities during the nine months ended September 30, 2024, resulting in a net loss of $7.7 million. The net loss included non-cash charges of $1.6 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $4.3 million, primarily relating to a decrease in accounts payable and lease liability payments.

Investing Activities

We did not have any investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities

Our financing activities during the nine months ended September 30, 2025 and 2024 consisted of various sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.

Contractual Obligations

Information set forth in Note 6, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through September 30, 2025, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President of Accounting and Financial Reporting (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under the “Litigation” subheading in Note 7, “Commitments and Contingencies,” and Note 11, "Related Party Transactions," in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 31, 2025 for the year ended December 31, 2024 and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2024 and set forth below are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).

On July 13, 2025, the Board of Directors (the "Board") of the Company terminated Stephen Chen's at-will employment as Interim Chief Executive Officer. Pursuant to the terms of Mr. Chen's employment agreement dated October 22, 2024, his termination as Interim Chief Executive Officer also constituted a termination from all positions that Mr. Chen held as a member of the Board and any committee thereof, effective as of the same date. On July 14, 2025, Jeremy Krol, who was then serving as Chief Operating Officer of the Company, was appointed to replace Stephen Chen as the Company's Interim Chief Executive Officer. If we are unable to execute a timely and orderly transition and successfully integrate the Interim Chief Executive Officer into our leadership team, our revenue, operating results and financial condition may be adversely impacted.

Our future performance also will continue to depend on the services and contributions of our other senior management and key employees and their abilities to execute on our business plan and strategy and to identify and pursue new opportunities and innovations for our products and services. These interim chief executive changes, and any future changes in our senior management team could be disruptive to our operations. Further, if our Interim Chief Executive Officer formulates different or changed views, our future business plans and strategies may differ materially from those pursued in the past.

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
3.3

Certificate of Amendment to the Certificate of Incorporation filed February 23, 2024 (Incorporated by reference to Exhibit 3.1 of the Registrant’s Form 8-K (File No. 001-37862) filed with the SEC on February 28, 2024.)

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

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

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

November 7, 2025	Phunware, Inc.

	By:	/s/ Jeremy Krol
	Name:	Jeremy Krol
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

November 7, 2025	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)