Form 10-K
period 2025-12-31
Phunware, Inc.
filed 2026-03-27
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $63,786,689 as of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter (based on the closing sales price for the common stock on the Nasdaq Capital Market on such date).

As of March 16, 2026, 20,190,878 shares of common stock, par value $0.0001 per share, were issued and outstanding.

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
•
Our sales cycle can be long and unpredictable and our sales efforts require considerable time and expense.
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
•
Evolving regulation or industry standards relating to consumer privacy and data protection could impact our business.
•
We may not adequately prevent disclosure of trade secrets and other proprietary technology and information.
•
We could be subject to additional income tax liabilities.
•
Taxing authorities may assert that we should have collected or should collect sales and use, value-added or similar taxes.
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
•
The failure of financial institutions or transactional counterparties could adversely affect our business operations.
•
The price of our common stock has been, and may continue to be, volatile.
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
•
Because our tokens will be digital assets built and transacted initially on top of existing blockchain technology, we will be reliant on other blockchain networks.
•
The development and operation of our Token Ecosystem will require additional technology and intellectual property rights.
•
Our Token Ecosystem exposes us to risks of data breach and loss and cybersecurity attacks.
•
Our Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code.
•
Our Token Ecosystem is susceptible to mining attacks.
•
There is no trading market for PhunCoin.
•
Additional delays in the development of our Token Ecosystem may result in declines in PhunToken revenue.
•
The laws and regulations governing digital assets are complex and evolving.
•
The sale of PhunToken or the offerings of PhunCoin may subject us to additional regulatory requirements.
•
The prices of digital assets are volatile.
•
Whether our digital assets constitute a "security" is subject to a high degree of uncertainty.

PART I

Item 1. Business.

General

Phunware, Inc. (the "Company," "Phunware," "we," "us" or "our") is a technology company specializing in mobile application (app) software and services and mobile-app advertising. Our cloud-based platform for mobile provides companies with the solutions necessary to engage, manage and monetize their mobile application portfolios and audiences. Our mission is to foster digital interactions that enable a more engaged, interactive, and valuable experience for all stakeholders. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Phunware helps brands define, create, launch, promote and monetize their mobile application identities as a means to anchor the consumer journey and improve brand interactions. Our platform allows for the sale, licensing and creation of category-defining mobile experiences for customers and their application users worldwide.

Business Model

Our platform is delivered through a combination of mobile applications, software development kits (“SDKs”), cloud-based services, and related tools that enable customers to deploy, operate, and evolve digital experiences across mobile and connected environments. While mobile applications represent an important interface layer, much of our functionality is provided through modular SDKs as well as software licenses that support analytics, content management, messaging, location-based services, and emerging AI-enabled capabilities.

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

Our Products and Services

Our mobile software subscriptions and services offerings include a combination of application frameworks, SDKs, cloud-based services and related capabilities designed to support digital engagement, operational workflows and user experiences and include the following:

•
A cloud-based application framework vertical solution license for iOS and Android-based mobile experiences, enabling customers to deploy, manage and extend functionality across mobile applications and connected environments. We have focused a majority of our recent sales efforts on addressing the luxury guest experience for hospitality and the patient experience for healthcare. However, our product and service capabilities also serve the employee experience in the workplace, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate and the student experience for education.
•
We offer SDK licenses designed to be deployed individually or in combination and may be integrated into customer applications or existing digital systems, which include:
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

•
Cloud-based intelligence and automation features, including AI-enabled interfaces and analytics capabilities, designed to support contextual user interactions, information discovery and service-related workflows within customer applications.
•
We are also evaluating the use of AI to derive insights from anonymized application usage, navigation and interaction data generated within customer environments. These efforts are intended to help customers better understand user behavior, optimize digital and non-site experiences and inform future enhancements to their mobile and SDK-enabled services. These initiatives remain exploratory and subject to ongoing evaluation.
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

Platform architecture: Our platform architecture allows customers to deploy applications, SDKs, analytics and AI-enabled features in a unified environment, enabling them to evolve digital and physical experiences over time without rearchiteching their underlying systems.

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

Intellectual property portfolio development and world-class engineering resources: Through our world-class in-house technical and engineering organization, we have focused on developing our patents and other intellectual property, which includes methods of accessing wireless account information, rendering content on a wireless device, indoor and outdoor navigation with a mobile device and more. We are developing creative solutions to solve complex technical problems and create competitive advantages for our customers. We hold four active issued patents and nine active pending patents in various areas including content management, location services and cryptocurrency.

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

Concentration of Major Customers

Due to the nature of our business, we have in the past and may at times in the future, have a material concentration of our revenue with a small number of customers. For the year ended December 31, 2025, two customers collectively represented 36% of our net revenues.

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

Expansion and scaling of platform capabilities. We are focused on expanding and scaling the core capabilities of our platform, including analytics, location-based services, automation and AI-enabled features, to help customers better understand user behavior, improve the relevance and quality of digital and on-site experiences, and support more effective engagement and service interactions. We believe these capabilities enable our customers to enhance user satisfaction and unlock additional value from their digital environments over time.

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

Sales and Marketing

Our sales force is focused on direct sales opportunities for our software subscription and services and advertising product lines. They are experienced across all verticals in which we serve and can assist small, medium and large-sized organizations. Our marketing efforts focus on building brand reputation, expanding market awareness, driving customer demand and enabling our sales team.

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

We market our advertising product line direct to businesses and agencies. We are also hoping to expand our media offerings by attracting new business from local and national advertising agencies. Our contract term for advertising transactions can be as short as a few days to three months for larger advertising campaigns. Our sales cycle is typically short for direct to business customers, whereby it may be longer when partnering with agencies; however, we are striving to shorten our sales cycles through a more defined, scalable product offering that replaces complex custom development with AI-driven, modular solutions and deployment tools.

Research and Development

Our ability to compete depends in large part on our continuous commitment to research and development and our ability to rapidly introduce new applications, technologies, features and functionalities into our products, services and solutions. Our research and development efforts are focused on improving and enhancing our existing product and service offerings by working closely with our customers, conducting quality assurance testing and improving our core technology as well as developing new proprietary services and solutions such as artificial intelligence. Performance, security, depth and breadth of functionality and usability of our solutions drive our technology decisions and research and development. Our research and development expenses were $3.2 million and $2.3 million for the fiscal years ended December 31, 2025 and 2024, respectively.

Artificial Intelligence (AI)

In October 2024, we announced the commencement of our investment into the field of artificial intelligence ("AI"). We plan to use AI in various contexts within our internal systems and products and services offerings.

The AI technology we have initially used in the context of our platform is generative AI. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive and agentic AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality mobile apps more accessible and affordable for small to medium sized businesses and enterprises.

We created, deployed and market-tested creator.phunware.com, an online platform and part of the Company's software development initiative to utilize generative AI to simplify and facilitate the creation and completion of mobile apps. In light of our market testing and recent changes in our senior management team, we decided to pause further development and allocation of resources to completing the app creator platform and instead focus these resources on generative and agentic AI-related features and functionalities within our current product offerings.

We recently developed a generative AI product feature referred to as AI Concierge with functionalities to serve as a human-like interface in our mobile apps for our customers to enhance customer engagement with users and provide customers with innovative opportunities to further monetize their products and services with users. We are currently pilot testing the AI Concierge with existing customers as a new feature in their existing mobile applications.

We also recently designed and demonstrated, at a major hospitality conference, an agentic AI product feature referred to as Guest Services Agent with functionalities to interact with and perform tasks for customer hospitality guests. For instance, we anticipate the Guest Services Agent feature will be able to provide information about and book reservations at restaurants located on customer properties. This Guest Services Agent feature is still in the development and testing phase.

We continue to invest in AI, including generative AI and agentic AI, and in the integration of AI capabilities into our products and services. We will continue to evaluate our investments in AI and align investment and resource allocation in the products and markets where we believe we can generate the greatest benefits for customers and opportunities for shareholder returns. Our AI related investments are in the research and development phase, and we may choose not to continue pursuing some of our AI investments. Additionally, some of the investments we pursue may not be successful. Refer to "Risk Factors", located in Part I, Item 1A of this Annual Report on Form 10-K.

PhunCoin and PhunToken

In 2018, we began offering rights to future issuances of PhunCoin, and in 2019 we expanded to a dual token structure by creating PhunToken. The dual-token ecosystem was originally designed to both empower consumers, brands and others to engage with each other and other audiences by creating a blockchain-enabled data and engagement exchange that recognizes the value of data and engagement and related monetization opportunities, which we refer to herein collectively as our "Token Ecosystem."

PhunCoin was intended to be the “Value of Data” that empowers consumers to take control of and be compensated for their data and will allow holders to participate in the economics of the Token Ecosystem by receiving PhunCoin based on how much information and data they are willing to share with the system. During 2018 and 2019, we sold rights to receive future issuances of PhunCoin. To date, we have recorded the PhunCoin rights purchases as a liability in our consolidated balance sheets as of December 31, 2025 and 2024, as we have yet to issue any PhunCoin pursuant to our rights offerings. We may generate additional funding from sales of PhunCoin in the future.

PhunToken was intended to be the “Value of Engagement” that empowers consumers to further monetize their data and to use their PhunToken to engage with brands and others to receive offers and other value in the Token Ecosystem. PhunToken was created as and is intended to be a digital asset utility token to enable holders to engage via Phunware mobile applications initially with the Company and, when and if the ecosystem is further developed, eventually with brands, media buyers and other customers of the Company. Such engagements would occur on the Company’s platform and are expected to consist of activities which may benefit the Company and sponsoring brands, media buyers and other customers when a user, for example participates in surveys, watches videos or verifies user locations for proximity-based marketing campaigns. The Company anticipates that participants in such engagement activities will be rewarded by earning and receiving PhunToken from the Company or other sponsoring parties, and that PhunToken will be redeemable for valuable goods, services and experiences within branded marketplaces, similar to traditional loyalty or rewards programs. To date, opportunities to earn and utilize PhunToken in the Token Ecosystem have been limited and there is currently no mechanism for consumers to redeem PhunToken either from the Company or through the Token Ecosystem as the PhunToken ecosystem is still in development.We commenced the selling of PhunToken to third parties in 2021. Upon the sale of PhunToken to customers, we transfer the PhunToken purchased to the customers' ethereum-based wallet address. We have sold PhunToken in the past and may sell additional PhunToken in the future; however, we did not sell any PhunToken in 2024 and 2025.

We are currently researching and assessing future opportunities and next steps for PhunCoin, PhunToken and further development of the Token Ecosystem.

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

Although we have the ability to integrate with third-party applications, such third-party applications may view us as their competition and may make it difficult for us or our customers to integrate our solutions. Some of our current competitors have, and future competitors may have, greater financial, technical, marketing and other resources, greater resources to devote to the development, promotion, sale and support of their products and services, more extensive customer bases and broader customer relationships, and/or longer operating histories and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies and to undertake more extensive marketing campaigns. In a few cases, some competitors may also be able to offer competing solutions at little or no additional cost by bundling them with their existing suite of solutions.

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

In the United States, we have four active patents issued and nine active pending patent applications. The issued patents expire between the years 2027 and 2037, which are subject to the payment of maintenance fees. Further, we have registered “Phunware” as a trademark in the United States and Canada. We cannot provide assurance that any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. Furthermore, even if a patent is issued, we cannot provide assurance that such patent will be adequate to protect our business. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

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

Our industry is characterized by the existence of a large number of patents and claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trade secret and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our indirect sales partners and customers against such claims. Successful claims of infringement by a third party could prevent us from continuing to offer our solutions or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. Competitors may also be more likely to claim that our solutions infringe their proprietary rights and seek an injunction against us from continuing to offer our platform and/or components thereof. We cannot provide assurance that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Employees

We leverage our employees’ long-standing, deep customer relationships and strong technical expertise to deliver complex solutions that meet customer needs and advance mobile technology. As of December 31, 2025, we had 26 full-time employees. None of our employees are currently covered under any collective bargaining agreements. We believe our relations with our employees are good.

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

We have incurred significant losses in each fiscal year since our inception. We experienced a consolidated net loss for the years ended December 31, 2025 and December 31, 2024. These losses were due to (i.) both a decline in revenue in 2024 and 2025, as compared to previous years, (ii.) investments we made to build our products and services, grow and maintain our business, (iii.) attempts to acquire new customers and (iv.) general and administrative expenses, including legal and professional fees for litigation. You should not consider our historical revenue levels or operating expenses prior to recent periods as indicative of our future performance. Key elements of our growth strategy include acquiring new customers and continuing to innovate and expand our product offerings. As a result, our operating expenses may continue to increase in the future due to expected increased sales and marketing expenses, operating costs, research and development costs and general and administrative costs and, therefore, our operating losses may continue or even potentially increase for the foreseeable future. In addition, as a public company we incur significant legal, accounting and other expenses, including, but not limited to additional costs in resolving our existing legal matters. Furthermore, to the extent that we are successful in increasing our customer base, we may also incur increased expenses because costs associated with generating and supporting customer agreements are generally incurred up front. Revenue recognition may not occur during the same period in which we incur costs associated with our agreements. Our efforts to grow our business may be costlier than we expect and we may not be able to increase our revenue enough to offset our higher operating expenses. We may incur significant losses in the future for many reasons, including the other risks described in this Annual Report and unforeseen expenses, difficulties, complications and delays and other unknown events. You should not rely upon future bookings we may announce or revenue growth as indicative of our future performance. We cannot assure you that we will reach profitability in the future or at any specific time in the future or that, if and when we do become profitable, that we will sustain profitability. If we are ultimately unable to generate sufficient revenue to meet our financial targets, become profitable and have sustainable positive cash flows, investors could lose their investment.

Our future performance will depend on the successful transition of our Chief Executive Officer (CEO).

Changes in our management team could disrupt our business and adversely affect our results of operations. We experienced a number of changes in our senior leadership team in recent years, including CEO and/or Interim CEO transitions in 2025, 2024, 2023 and 2022 and various changes in other senior management positions. Specifically, on July 13, 2025, the Board of Directors (the "Board") of the Company terminated Stephen Chen's at-will employment as Interim Chief Executive Officer. Pursuant to the terms of Mr. Chen's employment agreement dated October 22, 2024, his termination as Interim Chief Executive Officer also constituted a termination from all positions that Mr. Chen held as a member of the Board and any committee thereof, effective as of the same date. On July 14, 2025, Jeremy Krol, who was then serving as Chief Operating Officer of the Company, was appointed to replace Stephen Chen as the Company's Interim Chief Executive Officer. If we are unable to execute a timely and orderly transition and successfully integrate the Interim Chief Executive Officer into our leadership team, our revenue, operating results and financial condition may be adversely impacted.

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

We and our officers and directors are or may become subject to legal proceedings in the ordinary course of business. We cannot predict with certainty the outcome of legal proceedings. The outcome of any such legal proceedings could require us to take, or refrain from taking, actions which could negatively affect our operations. Such legal proceedings may involve substantial costs, including the costs associated with investigation, litigation, arbitration and possible settlement, award, judgment, penalty, or fine. As a smaller company, the collective costs of legal proceedings may represent a drain on our cash resources, and require an inordinate amount of our management’s and board of directors' time and attention. An adverse ruling with respect to any such legal proceeding could have a material adverse effect on our results of operations and financial condition. Negative publicity surrounding such legal proceedings may also harm our reputation and adversely impact our business and financial condition.

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

The actual market for our products and services could be significantly smaller than estimates of total potential market opportunity, and if customer demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

While we expect growth in the markets for our products, it is possible that the growth in some or all of these markets may not meet our expectations or materialize at all. The methodology on which our estimate of our total potential market opportunity is based includes several key assumptions based on our industry knowledge and customer experience. If any of these assumptions proves to be inaccurate, then the actual market for our solutions could be significantly smaller than our estimates of our total potential market opportunity. If the customer demand for our products or services or the adoption rate in our target markets does not meet our expectations, our ability to generate revenue from customers and meet our financial targets could be adversely affected.

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

We have made, and expect to continue making, investments in the integration of AI into our platforms, products and services. AI presents various risks, challenges, and potential unintended consequences that could disrupt our ability to effectively integrate and leverage these technologies. The process of refining and expanding our AI-driven platforms and offerings may involve significant costs, and there can be no assurance that our efforts will ultimately succeed.

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
•
the amount and timing of non-cash expenses, including stock-based compensation, and other non-cash charges;
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

We may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes, including any limitations that may be imposed under Section 382 of the Code as a result of our past ownership changes or an ownership change in connection with our reverse merger and recapitalization on December 26, 2018. As of December 31, 2025, we had federal net operating loss carryforwards of approximately $276.4 million, of which $190.7 million will never expire and $85.7 million will expire at various dates beginning in 2030. At December 31, 2025, we had state and local net operating loss carryforwards of approximately $247.8 million, with the majority beginning to expire in 2030 if not utilized.

We periodically assess the likelihood that we will be able to recover net deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible profits. As a result of this analysis of all available evidence, both positive and negative, we concluded that a valuation allowance against our net U.S. deferred tax assets should be applied as of December 31, 2025. To the extent we determine that all or a portion of our valuation allowance is no longer necessary, we will recognize an income tax benefit in the period this determination is made for the reversal of the valuation allowance. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current tax provision. These events could have a material impact on our reported results of operations.

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

Risks Related to Capitalization Matters, Corporate Governance and Market Volatility

We have sold and may sell additional equity or debt securities or enter into other arrangements to fund our operations, which may result in dilution to our stockholders and impose restrictions or limitations on our business. Future sales or issuances of our common stock, or the perception that such sales could occur, could depress the trading price of our common stock.

During 2025, we sold and issued common stock via at-the-market offerings and public offerings under a shelf registration statement. We also issued shares of common stock to settle outstanding debt obligations and upon exercise of warrants. Additional capital may be needed in the future to continue our planned operations, and we may seek additional funding through a combination of equity offerings, debt financings, strategic alliances, licensing and collaboration arrangements, or other third-party business arrangements. These financing activities may have an adverse effect on our stockholders’ rights, the market price of our common stock and on our operations and may require us to relinquish rights to some of our technologies, intellectual property or products, issue additional equity or debt securities, or otherwise agree to terms unfavorable to us. Any sale or issuance of securities pursuant to a registration statement or otherwise may result in dilution to our stockholders and may cause the market price of our stock to decline, and new investors could gain rights superior to our existing stockholders.

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

We have, in the past, received notices from the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with the rules for continued listing, all of which have been remediated. If we fail to satisfy the continued listing requirements of Nasdaq, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders' ability to sell or purchase shares of our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our common stock to be listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq listing requirements.

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

We are continually examining the risks and rewards of our bitcoin and other digital assets acquisition strategy, and we only held approximately $96 thousand in bitcoin and other digital assets as of December 31, 2025. This strategy has not been tested over time or under various market conditions. Some investors and other market participants may disagree with this strategy or actions we undertake to implement it. If the price of digital assets we hold falls or our digital assets acquisition strategy otherwise proves unsuccessful, it could adversely impact our financial condition, results of operations, and the market price of our common stock.

Bitcoin is a highly volatile asset that has traded below $77,000 and above $125,000 per bitcoin during 2025. Bitcoin does not pay interest or other returns and so our ability to generate cash from our bitcoin holdings depends on sales or implementing strategies that we may consider to create income streams or otherwise generate funds using our bitcoin holdings, including financing our bitcoin with loans from third parties. Furthermore, the impact of our bitcoin holdings on our financial results and the market price of our common stock may be impacted by the trading price of bitcoin at any given time.

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

In June 2018, we raised capital by offering investors rights to acquire PhunCoin ("Rights") pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act. In addition, in 2019, PhunCoin, Inc. commenced an offering of Rights pursuant to Regulation CF, which closed May 1, 2019. As of December 31, 2025, a total of $1.2 million has been raised in both Rights offerings.

During the second quarter of 2019, Phunware announced the launch of a separate token, PhunToken, by our wholly owned subsidiary, Phun Token International, which enables holders to participate in our blockchain-enabled data exchange and mobile loyalty engagement ecosystem. As of December 31, 2025, we sold an aggregate of $2.6 million of PhunToken. Upon sale of PhunToken to customers, we deliver PhunToken to the respective customer's Ethereum-based wallet.

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

The further development and acceptance of blockchain networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain technology, networks and digital assets could have a material adverse effect on our business plans, which may have a material adverse effect on the Company and our stockholders.

The growth of blockchain technology in general, as well as the networks on which we will rely to consummate the Token Generation Event and develop the Token Ecosystem, is subject to a high degree of uncertainty. Blockchain networks and digital assets as a whole have been characterized by rapid changes and innovations and are constantly evolving. The slowing or stopping of the development, general acceptance and adoption and usage of blockchain networks and digital assets may materially adversely affect our business plans to launch and maintain PhunCoin, sell PhunToken and continue to develop, launch and maintain the Token Ecosystem. For example, given the regulatory complexity and uncertainty with respect to digital assets, complying with such laws and regulations, which could change in the future or be subject to new interpretations, could have a material and adverse effect on our ability to develop, launch and continue to develop, launch and maintain PhunCoin, PhunToken and the Token Ecosystem. In addition, the tax and accounting consequences to us of the Token Generation Event, PhunCoin, PhunToken and the Token Ecosystem could lead to incorrect reporting, classification or liabilities. If the Token Generation Event occurs and PhunCoin is launched and developed and PhunToken is further developed, the structural foundation of PhunCoin and PhunToken, and the software applications and other interfaces or applications upon which PhunCoin, PhunToken and the Token Ecosystem rely or on which PhunCoin, PhunToken and the Token Ecosystem may rely in the future, are and will be unproven. There can be no assurances that PhunCoin or PhunToken will be fully secure, which may result in impermissible transfers, a complete loss of users’ PhunCoin or PhunToken, or an unwillingness of users to access, adopt and utilize PhunCoin or PhunToken or the Token Ecosystem, whether through system faults or malicious attacks. Any such faults or attacks on PhunCoin or PhunToken may materially and adversely affect our business.

Because our tokens will be digital assets built and transacted initially on top of existing blockchain technology and networks, Phunware is reliant on other blockchain networks, and users could be subject to the risk of wallet incompatibility and blockchain protocol risks.

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

Some of our Token Ecosystem code and protocols rely on open-source code which is publicly available. The open-source structure of some of the Token Ecosystem protocols means that the Token Ecosystem may be susceptible to developments or changes by users or contributors that could damage the Token Ecosystem and our reputation and could affect the sale and utilization of PhunCoin, PhunToken and the Token Ecosystem.

The open-source nature of the Token Ecosystem protocol also means that it may be difficult for the Company or contributors maintain or develop the Token Ecosystem and the Company may not have adequate resources to address emerging issues or malicious programs that develop within the Token Ecosystem or expand functionality of the Token Ecosystem adequately or in a timely manner. Third parties not affiliated with us may introduce weaknesses or bugs into the core infrastructure elements of the Token Ecosystem and open-source code which may negatively impact the Token Ecosystem. Such events may result in a loss of trust in the security and operation of the Token Ecosystem and a decline in user activity and could negatively impact the sale and utilization of and development, launch and adoption of the Token Ecosystem, PhunCoin and PhunToken.

Open-source software is generally freely accessible, usable and modifiable. Certain open-source licenses may, in certain circumstances, require us to offer the components of our Token Ecosystem that incorporate the open-source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open-source software and that we license such modifications or derivative works under the terms of the particular open-source license. If an author or other third party that distributes open-source software we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the offering of the components of our Token Ecosystem that contained the open-source software and being required to comply with the foregoing conditions, which could disrupt our ability to offer the affected software. We could also be subject to legal proceedings by parties claiming ownership of what we believe to be open-source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our products.

The Token Ecosystem is designed to distribute PhunCoin or PhunToken to consumers who provide certain personal information to us. Providing this data to us exposes us to risks of data breach and loss and cybersecurity attacks.

The Token Ecosystem is designed to utilize a substantial amount of electronic information, including transaction information and sensitive personal information of the users of the Token Ecosystem. The service providers used by us, may also use, store, and transmit such information. We intend to implement detailed privacy and cybersecurity policies and procedures and an incident response plan designed to protect such sensitive personal information and prevent data loss and security breaches.

There can be no assurances that PhunCoin, PhunToken or a user’s data will be fully secure, which may result in impermissible transfer, a complete loss of users’ PhunCoin, PhunToken or data on the Token Ecosystem, whether through system faults or malicious attacks, or an unwillingness of users to access, adopt and utilize PhunCoin and PhunToken. Any such faults or attacks on PhunCoin, PhunToken or users’ data may materially and adversely affect PhunCoin, PhunToken and the Token Ecosystem. There are a number of data protection, security, privacy and other government- and industry-specific requirements, including those that require companies to notify individuals of data security incidents involving certain types of personal data. Security breaches could harm the Token Ecosystem’s reputation, erode user confidence in the effectiveness of its security measures, negatively impact its ability to attract new users, or cause existing users to stop using the Token Ecosystem, or purchasing and using or consuming PhunCoin and PhunToken. We may be compelled to disclose personal information about a user or users of the Token Ecosystem to federal or state government regulators or taxation authorities. Accordingly, certain information concerning users may be shared outside Phunware.

The Token Ecosystem may be the target of malicious cyberattacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of PhunCoin or PhunToken. If Token Ecosystem’s security is compromised or if the Token Ecosystem is subjected to attacks that frustrate or thwart our users’ ability to access the Token Ecosystem, their PhunCoin, PhunToken or the Token Ecosystem, and users may cease using the Token Ecosystem altogether.

The Token Ecosystem uses and will use new technology. There are no guarantees that such technology will be bug-free or accepted by the marketplace. Thus, even if the Token Ecosystem is operational, our tokens may be subject to the risk of theft, loss, malfunction, or reputational risk, any of which can significantly degrade the potential use of PhunCoin and PhunToken.

The Token Ecosystem structural foundation, the open-source protocols, the software application and other interfaces or applications built upon the Token Ecosystem are still in an early development stage and are unproven, and there can be no assurances that the Token Ecosystem and the creation, transfer or storage of PhunCoin and PhunToken will be uninterrupted or fully secure which may result in a complete loss of users’ PhunCoin or PhunToken or an unwillingness of users to access, adopt and utilize the Token Ecosystem. Further, the Token Ecosystem may also be the target of malicious attacks seeking to identify and exploit weaknesses in the Token Ecosystem infrastructure which may result in the loss or theft of PhunCoin or PhunToken. For example, if our tokens and the Token Ecosystem are subject to unknown and known security attacks (such as double-spend attacks, 51% attacks, or other malicious attacks), such attacks may materially and adversely affect the Token Ecosystem. In any such event, if the Token Ecosystem is not widely adopted, Purchasers of PhunCoin may lose all of their investment and customers of PhunToken may hold a coin for which there is no market to transact.

The Token Ecosystem is susceptible to mining attacks.

The blockchain networks used in connection with PhunCoin, PhunToken and the Token Ecosystem may be susceptible to mining attacks, including double-spend attacks, majority mining power attacks, selfish-mining attacks, and race condition attacks. Any successful attacks present a risk to the Token Ecosystem and our tokens. Despite efforts by us, the risk of known or novel mining attacks exists.

Alternative platforms or networks may be established that compete with or are or become more widely used than the Token Ecosystem. It is possible that alternative platforms or networks could be established that utilize the same or similar protocols underlying the Token Ecosystem or attempt to facilitate services or strategies that are materially similar to the Token Ecosystem’s services or strategies. The introduction of these alternative platforms or networks and the potential entry of new competitors into the market could harm our ability to increase sales, which could negatively impact the Token Ecosystem, PhunCoin and PhunToken.

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

Additional delays in the full development of our Token Ecosystem may result in declines in PhunToken revenue.

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

The laws and regulations applicable to digital assets, blockchain networks, digital asset exchanges and offerings of and transactions in digital assets is complex and evolving, and new laws, regulations or policies may materially adversely affect the development and the value of our tokens.

The laws and regulations applicable to digital assets, blockchain technologies and digital asset exchanges, are complex and evolving and vary significantly among U.S. federal, state and foreign jurisdictions and are subject to significant uncertainty at this time. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or digital asset transactions. In addition, any violations of laws and regulations relating to privacy and protection of information in connection with the Token Ecosystem could subject us to fines, penalties or other regulatory actions, as well as to civil actions by affected parties. Any such violations could adversely affect our ability to issue, sell, maintain or utilize PhunCoin or PhunToken, which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

The sale of PhunToken or the offerings of PhunCoin may subject us to additional regulatory requirements if we are, or any of our subsidiaries is, determined to have been subject to registration as an investment company under the Investment Company Act.

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

In addition, if the SEC or a court of competent jurisdiction were to find that we are in violation of the Investment Company Act for having failed to register as an investment company thereunder, possible consequences include, but are not limited to, the following: (i) the SEC could apply to a district court to enjoin the violation; (ii) we could be sued by investors in us and in our securities for damages caused by the violation; and (iii) any contract to which we are a party that is made in, or whose performance involves a, violation of the Investment Company Act would be unenforceable by any party to the contract unless a court were to find that under the circumstances enforcement would produce a more equitable result than nonenforcement and would not be inconsistent with the purposes of the Investment Company Act. If we should be subjected to any or all of the foregoing, our business would be materially and adversely affected.

The prices of digital assets are volatile. Fluctuations in the prices of digital assets and/or waning interest of investors in the digital asset markets could materially and adversely affect the Token Ecosystem.

The prices of digital assets such as bitcoin and ethereum have historically been subject to dramatic fluctuations and are highly volatile. Several factors may influence the interest in digital assets such as PhunCoin and PhunToken, including, but not limited to:

•
global digital asset supply;
•
businesses’ acceptance of digital assets like cryptocurrencies as payment for goods and services, the security of online digital asset exchanges and digital wallets that hold digital assets, the perception that the use and holding of digital assets is safe and secure, and the regulatory restrictions on their use;
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
•
investment and trading activities of large investors, including private and registered funds, that may directly or indirectly purchase digital assets, including PhunCoin and PhunToken;
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

The SEC and its staff have taken the position that certain digital assets or "crypto assets" fall within the definition of a “security” under the U.S. federal securities laws. The legal test for determining whether any given digital asset is a security is a highly complex, fact-driven analysis, and the outcome is often difficult to predict. The SEC generally does not provide advance guidance or confirmation on the status of any particular digital asset as a security. Furthermore, it is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff.

Several foreign jurisdictions have taken a broad-based approach to classifying digital assets as “securities,” while certain other foreign jurisdictions have adopted a narrower approach. As a result, certain digital assets may be deemed to be a “security” under the laws of some jurisdictions but not others. Various foreign jurisdictions may, in the future, adopt additional laws, regulations, or policies that affect the characterization of digital assets as “securities.”

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

We have policies and processes to analyze whether each digital asset, including PhunCoin and PhunToken, that we seek to hold or issue could be deemed to be a “security” under applicable laws. Our policies and processes do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Based upon our internal analysis, we have taken the position that PhunToken is not a “security” as defined under Section 2(a)(1) of the Securities Act of 1933, as amended. Furthermore, although we have not definitively concluded that PhunCoin, which is still in the development stage, would fall within the definition of “security,” we have operated under the assumption that PhunCoin will be characterized as such out of an abundance of caution. In light of such assumption, Phunware has endeavored to avail itself of and conduct its offering of rights to PhunCoin in compliance with applicable securities registration exemptions. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that a digital asset, including PhunCoin and PhunToken, is a “security” under applicable laws. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and to continuously evolve to take into account case law, facts, and developments in technology.

Additionally, if our conclusions as to the characterization of PhunCoin and/or PhunToken change, the manner in which we have accounted for proceeds received related to each may change, which could also result in the need to restate prior financial information.

There can be no assurances that we will properly characterize any given digital asset as a security or non-security or that the SEC, or any state or foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that digital assets implemented within our platform are securities, we would not be able to offer such digital assets until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that a digital asset within our platform was a security may also result in us determining that it is advisable to remove such digital assets from our platform that have similar characteristics to the digital asset that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the digital asset in compliance with applicable securities laws, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased, earned or received such digital assets on our platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability. We may also be required to cease facilitating transactions in other similar digital assets, which could negatively impact our business, operating results, and financial condition.

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

Governance

Our Vice President of Information Technology, who reports directly to our Interim Chief Executive Officer, manages and monitors our cybersecurity program. Our board of directors, as a whole, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks, including cybersecurity risks. The board of directors receives regular updates on cybersecurity and information technology matters and related risk exposures from our executive team.

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

Item 3. Legal Proceedings.

The Company legal proceedings styled as Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW) and Phunware, Inc. v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411, originally filed in the Superior Court of the State of California and then removed to arbitration in California, have been settled and released by the Company and the other applicable parties pursuant to a Settlement Agreement and Mutual Release of Claims on or about February 25, 2026, and dismissed with prejudice on or about March 17, 2026. These settlements resolved, among other things, the outstanding accounts payable invoices that were previously alleged to be owed by the Company to WSGR. In connection with these settlements, the Company recorded approximately $4.7 million in other income and $3.8 million in additional legal fees and costs in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025 related to the foregoing.

On October 1, 2025, Rahul Mewawalla, then a Class I Director and Chairperson of the Board of the Company, filed a demand for arbitration and statements of claims against the Company with the American Arbitration Association (Case No. 01-25-004-9738) alleging, among other things, that the Company breached an Executive Chairman and Chief AI Architect Agreement dated July 13, 2025 between the Company and Mr. Mewawalla (the “EC Agreement”), the Company's rescission of the EC Agreement was not justified, unpaid compensation, retaliation/wrongful termination, defamation and violations of other Washington state employment-related laws. Mr. Mewawalla seeks relief of amounts allegedly due, double damages where applicable, interest, fees, cost and punitive damages where applicable. He further sought interim and injunctive relief, including a declaration that the EC Agreement remains in force and continued service and compliance with the EC Agreement. The Company responded to Mr. Mewawalla's initial arbitration demand claims for injunctive relief on November 6, 2025. On December 15, 2025, the arbitrator issued an order denying his motion for interim and injunctive relief. Mr. Mewawalla filed an amended statement of claim against the Company on January 16, 2026, in which he alleges, among other things, amended claims and various specific categories and amounts of damages which collectively exceed $34 million. The Company filed its response to the amended statement of claims on February 6, 2026. The arbitration hearing is currently scheduled to occur in September 2026. The Company believes its rescission of the EC Agreement was proper and in accordance with applicable law and rejects all of Mr. Mewawalla's allegations, claims and asserted damages amounts. The Company plans to vigorously dispute and defend against all allegations, claims and asserted damages amounts made by Mr. Mewawalla in this arbitration.

The information set forth under the subheading "Litigation" in Note 7, "Commitments and Contingencies" and Note 13, "Related Party Transactions" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K is also incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, $0.0001 par value, is listed on the Nasdaq Capital Market under the symbol “PHUN”.

Holders

On March 16, 2026, there were approximately 156 holders of record of our common stock. We believe the number of beneficial owners of our common stock is substantially greater than the number of record holders because a large portion of our outstanding common stock is held of record in broker “street name” for the benefit of individual investors.

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

Overview

Our mobile software subscriptions and services offerings include a combination of application frameworks, SDKs, cloud-based services and related capabilities designed to support digital engagement, operational workflows and user experiences and include the following:

•
A cloud-based application framework vertical solution license for iOS and Android-based mobile experiences, enabling customers to deploy, manage and extend functionality across mobile applications and connected environments. We have focused a majority of our recent sales efforts on addressing the luxury guest experience for hospitality and the patient experience for healthcare. However, our product and service capabilities also serve the employee experience in the workplace, the shopper experience for retail, the fan experience for sports, the traveler experience for aviation, the luxury resident experience for real estate and the student experience for education.
•
We offer SDK licenses designed to be deployed individually or in combination and may be integrated into customer applications or existing digital systems, which include:
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
•
Cloud-based intelligence and automation features, including AI-enabled interfaces and analytics capabilities, designed to support contextual user interactions, information discovery and service-related workflows within customer applications.
•
Development services for customers who wish to have a customized application experience; and
•
In-app advertising services for mobile audience building, user acquisition, application discovery, audience engagement and monetization.

In October 2024, we announced the commencement of our investment into the field of artificial intelligence (AI). We plan to use AI in various contexts within our internal systems and products and services offerings.

The AI technology we have initially used in the context of our platform is generative AI. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We also plan to use predictive and agentic AI tools in the future to further enhance these processes. By applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality mobile apps more accessible and affordable for small to medium sized businesses and enterprises.

We created, deployed and market-tested creator.phunware.com, an online platform and part of the Company's software development initiative to utilize generative AI to simplify and facilitate the creation and completion of mobile apps. In light of our market testing and recent changes in our senior management team, we decided to pause further development and allocation of resources to completing the app creator platform and instead focus these resources on generative and agentic AI-related features and functionalities within our current product offerings.

We recently developed an AI Concierge generative AI product feature with functionalities to serve as a human-like interface in our mobile apps for our customers to enhance customer engagement with users and provide customers with innovative opportunities to further monetize their products and services with users. We are currently pilot testing the AI Concierge with existing customers as a new feature in their existing mobile applications.

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

We continue to invest in AI, including generative AI and agentic AI, and in the integration of AI capabilities into our products and services. We will continue to evaluate our investments in AI and align investment and resource allocation in the products and markets where we believe we can generate the greatest benefits for customers and opportunities for shareholder returns. Our AI related investments are in the research and development phase, and we may choose not to continue pursuing some of our AI investments.

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

Key Business Metrics

Our management regularly monitors certain financial measures to track the progress of our business against internal goals and targets. We believe that the most important of these measures include bookings, backlog and deferred revenue.

Bookings, Backlog and Deferred Revenue. We define these measures and purpose as follows:

•
Bookings represents actual contracted value for a period, whether invoiced or not, to be invoiced and recognized as revenue over time. We believe that bookings reflects the current demand for our products and services and provides us insight into how well our sales and marketing efforts are performing.

•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 59% of our backlog as of December 31, 2025 will be invoiced during the subsequent 12-month period, primarily due to timing and amount of invoicing of existing contracts and the fact that our contracts are typically one to three years in length.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software subscription and services bookings:

	Year Ended December 31,
(in thousands)	2025	2024
Bookings	$993	$3,078

The following table sets forth our backlog and deferred revenue:

(in thousands)	December 31, 2025	December 31, 2024
Backlog	$2,275	$3,635
Deferred revenue	1,755	1,562
Total backlog and deferred revenue	$4,030	$5,197

For further information regarding our deferred revenue balances, refer to Note 3 “Revenue” of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

GAAP Financial Measures	Year ended December 31,
(in thousands, except percentages)	2025	2024
Gross profit	$1,291	$1,454
Gross margin	50.6%	45.6%
Net loss	$(11,401)	$(10,316)

Non-GAAP Financial Measures	Year Ended December 31,
(in thousands, except percentages)	2025	2024
Adjusted gross profit (1)	$1,353	$1,633
Adjusted gross margin (1)	53.0%	51.2%
Adjusted EBITDA (2)	$(16,147)	$(10,317)

(1)
Adjusted gross profit and adjusted gross margin are non-GAAP financial measures. We believe that adjusted gross profit and adjusted gross margin provide supplemental information with respect to gross profit and gross margin regarding ongoing performance. We define adjusted gross profit as net revenues less cost of revenue, adjusted to exclude one-time revenue adjustments and stock-based compensation. We define adjusted gross margin as adjusted gross profit as a percentage of net revenues.
(2)
Adjusted EBITDA is a non-GAAP financial measure. We believe adjusted EBITDA provides helpful information with respect to operating performance as viewed by management, including a view of our business that is not dependent on (i) the impact of our capitalization structure and (ii) items that are not part of day-to-day operations. We define adjusted EBITDA as net loss plus or

(minus) (i) depreciation, (ii) interest expense, (iii) (interest income), (iv) income tax (benefit) or expense, and further adjusted for (v) stock-based compensation expense, (vi) one-time adjustments and (vii) non-cash impairment and valuation adjustments.

Reconciliation of Non-GAAP Financial Measures

The following tables set forth a reconciliation of the most directly comparable GAAP financial measure to each of the non-GAAP financial measures discussed above.

	Year Ended December 31,
(in thousands, except percentages)	2025	2024
Gross profit	$1,291	$1,454
Add back: Stock-based compensation	62	179
Adjusted gross profit	$1,353	$1,633
Adjusted gross margin	53.0%	51.2%

	Year Ended December 31,
(in thousands)	2025	2024
Net loss	$(11,401)	$(10,316)
Add back: Depreciation	13	16
Add back: Interest expense	32	135
Less: Interest income	(4,268)	(1,732)
Add back: Income tax (benefit) expense	(19)	41
EBITDA	(15,643)	(11,856)
Add back: Stock-based compensation	455	1,656
Less: Gain on extinguishment of debt	-	(535)
Add back: Loss on disposal of subsidiary	-	418
Less: Gain on legal settlement	(959)	-
Adjusted EBITDA	$(16,147)	$(10,317)

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

Research and Development Expense. Research and development expenses consist primarily of employee compensation costs, contractor costs and overhead allocation. We believe that continued investment in our platform is important for our growth. As a result, our research and development expenses may increase in absolute dollars as our business grows but may fluctuate as a percentage of revenue from period to period.

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

Refer to Note 11 "Income Taxes" of the notes to consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2025 and 2024

Net Revenues

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Revenue
Software subscriptions and services	$2,271	$1,907	$364	19.1%
Advertising	282	1,282	(1,000)	(78.0%)
Net revenue	$2,553	$3,189	$(636)	(19.9%)
Software subscriptions and services as a percentage of total revenue	89.0%	59.8%
Advertising as a percentage of total revenue	11.0%	40.2%
Platform revenue as a percentage of total revenue	100.0%	100.0%

Software and subscriptions revenue increased $0.4 million, or 19.1%, for the year ended December 31, 2025 compared to the corresponding period in 2024, as a result of increase in development services revenue in 2025.

Advertising revenue decreased by $1.0 million, or (78.0%),as a result of a decrease in advertising campaigns mainly due to softening market demand from advertising agency partners.

Cost of Revenues, Gross Profit and Gross Margin

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Cost of Revenue
Software subscriptions and services	$1,134	$1,270	$(136)	(10.7%)
Advertising	128	465	(337)	(72.5%)
Total cost of revenue	$1,262	$1,735	$(473)	(27.3%)
Gross Profit
Software subscriptions and services	$1,137	$637	$500	78.5%
Advertising	154	817	(663)	(81.2%)
Total gross profit	$1,291	$1,454	$(163)	(11.2%)
Gross Margin
Software subscriptions and services	50.1%	33.4%
Advertising	54.6%	63.7%
Total gross margin	50.6%	45.6%

Software gross profit increased $0.5 million, or 78.5%, for the year ended December 31, 2025 compared to the corresponding period in 2024, as a result of delivery of customer projects in 2025 which were booked in 2024.

Advertising gross profit decreased $0.7 million, or (81.2%), as a result of decreased revenue noted above.

Operating Expenses

	Year Ended December 31,		Change
(in thousands, except percentages)	2025	2024	Amount	%
Operating expenses
Sales and marketing	$3,352	$2,605	$747	28.7%
General and administrative	15,295	10,473	4,822	46.0%
Research and development	3,163	2,265	898	39.6%
Total operating expenses	$21,810	$15,343	$6,467	42.1%

Sales and Marketing

Sales and marketing expense increased $0.7 million, or 28.7%, for the year ended December 31, 2025 compared to the corresponding period of 2024, primarily due to an increase in marketing consultants and marketing spend, as well as payroll and related expenses in our sales function.

General and Administrative

General and administrative expense increased $4.8 million, or 46.0%, for the year ended December 31, 2025 compared to the corresponding period of 2024, as a result of an increase of $5.8 million in professional and consulting fees mainly related to legal fees for litigation and settlement of the Company's legal and arbitration proceedings. Refer to Note 7 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on the litigation settlement. This increase was partially offset by a $1.0 million decrease in stock-based compensation expense.

Research and Development

Research and development expense increased $0.9 million, or 39.6% for the year ended December 31, 2025, compared to the corresponding period of 2024, primarily due to an increase in consulting spend in our engineering and technical teams.

Other Income (Expense)

	Year Ended December 31,
(in thousands)	2025	2024
Other income (expense)
Interest expense	$(32)	$(135)
Interest income	4,268	1,732
Gain on extinguishment of debt	-	535
Other income, net	4,863	1,482
Total other income	$9,099	$3,614

During 2025, we recorded other income of $9.1 million primarily as a result of $4.3 million of interest income earned from cash and equivalents and $4.9 million primarily related to the settlement of litigation and arbitration proceedings. Refer to Note 7 "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on the litigation settlement.

During 2024, we recorded other income of $3.6 million primarily as a result of $1.7 million of interest income earned from cash and equivalents, $1.4 million as a result of writeoffs of aged accounts payable and $0.5 million of a gain on the extinguishments related to our 2022 Promissory Note.

Liquidity and Capital Resources

As of December 31, 2025, we held total cash of $100.6 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

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

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31,
(in thousands)	2025	2024
Consolidated statement of cash flows
Net cash used in operating activities	$(12,467)	$(13,302)
Net cash for investing activities	$-	$-
Net cash provided by financing activities	$80	$122,342

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

We utilized $12.5 million of cash from operating activities during 2025 resulting from a net loss of $11.4 million. The net loss included non-cash gain of $0.4 million, primarily from a $1.0 million gain from litigation settlements that was partially offset by $0.5 million of stock-based compensation. In addition, changes in our operating assets and liabilities amounted to cash decreases of approximately $0.7 million, mainly attributable to lease liability payments and a decrease in accounts payable and accrued expenses. Refer to the subsection "Litigation" in Note 7, "Commitments and Contingencies" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further discussion on our litigation settlements.

We utilized $13.3 million of cash from operating activities during 2024 resulting from a net loss of $10.3 million. The net loss included non-cash charges of $0.9 million, primarily consisting of stock-based compensation offset by non-cash writeoffs of aged accounts payable. In addition, changes in our operating assets and liabilities amounted to cash decreases of approximately $3.8 million, mainly attributable to a decrease in accounts payable related to a partial legal settlement and lease liability payments.

Investing Activities

We did not have any investing activities during 2024 and 2025.

Financing Activities

Our financing activities during 2024 and 2025 consisted of proceeds from sales of our common stock.

Contractual Obligations

Our corporate headquarters in Austin, Texas is under a non-cancellable operating lease agreement that expires September 2027. The terms of the lease agreement provide for rental payments on a graduated basis. We recognize rent expense on a straight-line basis over the lease periods. Rent expense under operating leases totaled $0.3 million and $0.6 million for the years ended December 31, 2025 and 2024, respectfully.

The following table sets forth our contractual obligations as of December 31, 2025:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$654	$370	$284	$-	$-

Off-Balance Sheet Arrangements

During the years ended December 31, 2025 and 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Phunware, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phunware, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 11 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2018 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Houston, TX

March 26, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Phunware, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 3 and 11 to the consolidated financial statements, the accompanying consolidated balance sheet of Phunware, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 3 and 11 to the financial statements are not presented herein). In our opinion, based on our audit, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 3 and 11 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 3 and 11 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2018 to 2025.

Houston, TX

March 31, 2025

Phunware, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets:
Current assets:
Cash and cash equivalents	$100,587	$112,974
Accounts receivable, net of allowance for credit losses of $113 and $166 as of December 31, 2025 and December 31, 2024, respectively	300	276
Digital currencies	96	103
Prepaid expenses and other current assets	19,164	406
Total current assets	120,147	113,759
Non-current assets:
Property and equipment, net	11	24
Right-of-use asset, net	552	840
Other assets	158	158
Total non-current assets	721	1,022
Total assets	$120,868	$114,781

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,070	$3,754
Accrued expenses	19,905	148
Deferred revenue	1,386	1,034
Lease liability	342	313
PhunCoin subscription payable	1,202	1,202
Total current liabilities	23,905	6,451
Deferred revenue	369	528
Lease liability	277	619
Total noncurrent liabilities	646	1,147
Total liabilities	24,551	7,598
Commitments and contingencies (See Note 7)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,198,290 shares issued and 20,188,160 shares outstanding as of December 31, 2025 and 20,166,665 shares issued and 20,156,535 shares outstanding as of December 31, 2024	2	2
Treasury stock	(502)	(502)
Additional paid-in capital	421,538	421,003
Accumulated deficit	(324,721)	(313,320)
Total stockholders' equity	96,317	107,183
Total liabilities and stockholders' equity	$120,868	$114,781

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share information)

	Year Ended
	December 31,
	2025	2024

Net revenue	$2,553	$3,189
Cost of revenue	1,262	1,735
Gross profit	1,291	1,454
Operating expenses:
Sales and marketing	3,352	2,605
General and administrative	15,295	10,473
Research and development	3,163	2,265
Total operating expenses	21,810	15,343
Operating loss	(20,519)	(13,889)
Other income (expense):
Interest expense	(32)	(135)
Interest income	4,268	1,732
Gain on extinguishment of debt	-	535
Other income, net	4,863	1,482
Total other income	9,099	3,614
Loss before taxes	(11,420)	(10,275)
Income tax benefit (expense)	19	(41)
Net loss	(11,401)	(10,316)
Net loss per share, basic and diluted	$(0.57)	$(0.94)
Weighted-average shares used to compute net loss per share, basic and diluted	20,177,806	10,972,163

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(In thousands, except share information)

					Additional		Other	Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balances as of December 31, 2023	3,861,578	$-	(10,130)	$(502)	$292,467	$(303,004)	$(418)	$(11,457)
Release of restricted stock	119,765	-	-	-	-	-	-	-
Issuance of common stock in lieu of cash bonus and consulting fees	11,453	-	-	-	35	-	-	35
Common stock issued upon conversion of 2022 Promissory Note	336,550	-	-	-	4,505	-	-	4,505
Sales of common stock & exercises of prefunded warrants, net of issuance costs	15,695,688	2	-	-	122,340	-	-	122,342
Fractional share issuances as a result of reverse stock split	141,631	-	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	1,656	-	-	1,656
Loss on disposal of subsidiaries	-	-	-	-	-	-	418	418
Net loss	-	-	-	-	-	(10,316)	-	(10,316)
Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$-	$107,183
Release of restricted stock	17,415	-	-	-	-	-	-	-
Sales of common stock, net of issuance costs	14,210	-	-	-	80	-	-	80
Stock-based compensation expense	-	-	-	-	455	-	-	455
Net loss	-	-	-	-	-	(11,401)	-	(11,401)
Balances as of December 31, 2025	20,198,290	$2	(10,130)	$(502)	$421,538	$(324,721)	$-	$96,317

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	December 31,
	2025	2024
Operating activities
Net loss	$(11,401)	$(10,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on extinguishment of debt	-	(535)
Non-cash writeoff of accounts payable	(201)	(1,403)
Stock-based compensation	455	1,656
Other adjustments	(607)	1,219
Changes in operating assets and liabilities:
Accounts receivable	(21)	130
Prepaid expenses and other assets	(258)	86
Accounts payable and accrued expenses	(267)	(2,933)
Lease liability payments	(360)	(682)
Deferred revenue	193	(347)
Net cash used in operating activities from continued operations	(12,467)	(13,125)
Net cash used in operating activities from discontinued operations	-	(177)
Net cash used in operating activities	(12,467)	(13,302)
Investing activities
Net cash for investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	80	122,342
Net cash provided by financing activities	80	122,342

Net (decrease) increase in cash and cash equivalents	(12,387)	109,040
Cash and cash equivalents at the beginning of the period	112,974	3,934
Cash and cash equivalents at the end of the period	$100,587	$112,974

Supplemental disclosure of cash flow information
Interest paid	$32	$31
Income taxes paid	$25	$14
Supplemental disclosures of non-cash financing activities:
Issuance of common stock upon conversion of the 2022 Promissory Note	$-	$4,505
Issuance of common stock for payment of bonuses and consulting fees	$-	$35

The accompanying notes are an integral part of these consolidated financial statements.

Phunware, Inc.

Notes to Consolidated Financial Statements

1. The Company and Basis of Presentation

The Company

Phunware, Inc. and its subsidiaries (the “Company,” "Phunware," "we," "us" or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios and audiences. Our technology is available in a cloud-based prepackaged vertical solution application, Software Development Kit ("SDK") form for organizations developing their own application and customized development services. We also provide advertising services that drive mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission, and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Nasdaq listing

On July 24, 2025, the Company notified Nasdaq that, as a result of the resignation of Rahul Mewawalla from the Company's audit committee in connection with entering into an agreement with the Company, the Company was not in compliance with Nasdaq's audit committee compositions requirements set forth in Nasdaq Listing Rule 5605, which requires the Company to have an audit committee of at least three members, each of whom must be an independent director as defined under Nasdaq Listing Rule 5605(a)(2) and meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On August 7, 2025 (the "Rescission Date"), the Company rescinded the agreement that necessitated Mr. Mewawalla's resignation from the audit committee. As a result, Mr. Mewawalla would continue his service as an independent member of the Company's audit committee. Subsequent to the Rescission Date, the Company determined that as a result of the rescission that it was no longer out of compliance with Nasdaq Listing Rule 5605(a)(2). See Note 13 for additional discussion on the agreement and rescission with Mr. Mewawalla. There can be no assurance Nasdaq will agree with the Company's determination with respect to Nasdaq Listing Rule 5605 or maintain compliance with other Nasdaq Listing Rules.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the more significant estimates and assumptions made by management include, but are not limited to, revenue recognition including estimated timing of the satisfaction of performance obligations, the standalone selling price for our products and services, stock-based compensation, reserves and certain accrued liabilities, the benefit period of deferred commissions, the incremental borrowing rate used in accounting for leases and provision for income taxes. Actual results could differ from those estimates and such differences could be material to the consolidated financial statements.

Risks and Uncertainties

Regulation governing blockchain technologies, networks, digital assets, digital asset exchanges, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect the development and the value of our tokens and token ecosystem. Regulation of digital assets, like PhunCoin and PhunToken, blockchain technologies and networks and digital asset exchanges, is evolving and likely to continue to evolve. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transaction or in transferring them. Any such laws, regulations, guidance or other actions could adversely affect our ability to develop and maintain PhunCoin and PhunToken and the Token Ecosystem (as defined below), which could have a material adverse effect on our operations and financial condition. Failure by us to comply with any such laws and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could also result in a material adverse effect on our operations and financial condition.

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

Subscription revenue from vertical solution and SDK licenses gives the customer the right to access our platform. In accordance with ASC 606, a ‘right to access’ license is recognized over the license period. Support and maintenance revenue is comprised of support fees for customer applications, software updates and technical support for application development services for a support term. Support revenue is recognized ratably over the support term. We typically bill license subscriptions and support and maintenance annually in advance for the subsequent 12-month period and generally are recognized ratably over that period.

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

When a customer contract consists of licensing, application development and support and maintenance, we consider these separate performance obligations, which would require an allocation of consideration, of which significant judgment is required.

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

PhunToken. During 2021, we announced the commencement of the selling of PhunToken to consumers, developers and brands. PhunToken is an innovative digital asset which is designed to be utilized within our Token Ecosystem (as defined below) which is under development to help drive engagement by unlocking features and capabilities of our platform. We follow the guidance of ASC 606 in determination the revenue recognition of our PhunToken sales. PhunToken customers pay us at the time of purchase of PhunToken. We recognize revenue related to PhunToken at the time of delivery of PhunToken to a customer's ethereum-based digital wallet. We have not sold any PhunToken since 2022. As of December 31, 2025 and 2024, issued PhunToken were approximately 377.2 million. Total supply of PhunToken is capped at 10 billion.

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

Deferred commissions are recorded in prepaid and other current assets in our consolidated balance sheets. Changes in deferred commissions for the years ended December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Balance, beginning of the year	$146	$96
Deferral of commissions earned	157	105
Recognition of commission expense	(86)	(55)
Balance, end of the year	$217	$146

Concentrations of Credit Risk

Our financial instruments that are exposed to concentrations of credit risk consist primarily of cash, trade accounts receivable and our digital asset holdings.

Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed federally insured limits. See additional information below.

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

	December 31,
	2025	2024
Customer A	-%	8%
Customer B	68%	23%
Customer C	-%	23%
Customer D	-%	13%
Customer E	12%	-%

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. At times, the Company's cash balances may exceed the current insurance amounts under the Federal Deposit Insurance Corporation (FDIC). As of December 31, 2025, the Company did exceed FDIC insurance limits in its insured bank accounts by approximately $0.3 million and held approximately $100.0 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased of less than ninety days and are carried at fair value. Unrealized gains are included in interest income in the consolidated statement of operations and comprehensive loss. As of December 31, 2024, we exceeded FDIC insurance limits by approximately $5.8 million in our insured bank accounts and held approximately $107.0 million non-FDIC insured cash equivalent accounts. The Company had no restricted cash as of December 31, 2025 and 2024.

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

	December 31,
(in thousands)	2025	2024
Accounts receivable	$413	$442
Less: allowances for credit losses	(113)	(166)
Accounts receivable, net	$300	$276

Changes in the allowance for credit losses are as follows:

	December 31,
(in thousands)	2025	2024
Balance, beginning of year	$166	$86
Provision for credit losses, net of recoveries	73	148
Write offs	(126)	(68)
Balance, end of year	$113	$166

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
(in thousands)	2025	2024
Legal settlement	18,500	-
Other prepaid expenses	664	406
Prepaid expenses and other current assets	19,164	406

Other prepaid expenses consist of payments in advance for insurance, software, taxes and commissions. Refer to Note 7, "Commitments and Contingencies," for further discussion on our litigation settlement.

Long-Lived Assets

Long-lived assets with definite lives are reviewed for impairment whenever events or changes in circumstances indicate that an asset’s carrying value may not be recoverable. In accordance with authoritative guidance, we evaluate the recoverability of each of our long-lived assets, including property and equipment, by comparing its carrying amount to the undiscounted future cash flows expected to be generated. If the total of undiscounted future cash flows is less than the carrying amount of an asset, an impairment would be recognized for the amount by which the carrying amount of the asset exceeds its fair value. Identifiable long-lived assets attributed to the United States and international geographies are based upon the country in which the asset is located or owned. As of December 31, 2025 and 2024, all of our identifiable long-lived assets were in the United States. The Company did not add or dispose of any long-lived assets during 2024 and 2025. We, also, did not record an impairment loss on existing long-lived assets for the years ended December 31, 2025 and 2024.

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

We determine if an arrangement is or contains a lease at inception. We lease our corporate offices under operating leases, and initial terms of our real property lease agreements are generally five years that typically allow for renewals in five-year increments. We may, at times, negotiate a shorter lease renewal term. We generally do not account for any renewals at the lease adoption date. We did not enter into any new operating leases or financing leases for the year ended December 31, 2025 and 2024.

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

Retirement Plan

As of December 31, 2025 and 2024, the Company offers to eligible employees one employee retirement plan that qualified as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the retirement plan, participating employees may contribute a portion of their pre and/or post tax earnings, subject to the Internal Revenue Service limitations. No employer matching contributions were made to the retirement plan during the years ended December 31, 2025 or 2024.

Other Income, Net

During 2025, we settled a legal matter that resulted in us recording a gain of approximately $4.7 million, which resulted from a contingency loss of $16.0 million offset by a loss recovery and contingency gain of $18.5 million and the write-off of legal fees payable of approximately $2.2 million. Refer to Note 7, "Commitments and Contingencies," for further discussion on our litigation settlement. Additionally, we recorded a $0.2 million gain related to the write-off of accounts payable in other income, net in the consolidated statement of operations and comprehensive loss.

During 2024, we recorded a $1.4 million gain in other income, net related to the write-off of accounts payable.

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

	December 31,
	2025	2024
Options	1,883	3,690
Restricted stock units	17,732	38,420
Total	19,615	42,110

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

Segment Reporting

The Company appointed a new Interim Chief Executive Officer ("CEO") in July 2025. Our chief operating decision maker ("CODM") is our CEO. Our CEO reviews the financial information by line of business for purposes of allocating resources and evaluating financial performance. As a result, we have determined we operate in two operating segments. The Company does not allocate general and administrative function expenses across its operating segments.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We adopted ASU 2020-06 on January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on our consolidated financial statements and disclosures.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. During 2025, we adopted ASU 2023-09 retrospectively. Accordingly, the prior period rate reconciliation for the year ended December 31, 2024, has been reclassified to conform to the current year presentation. The adoption of this standard resulted in increased disclosures but did not have a material impact on the Company's financial position, results of operations or cash flows. See Note 11 "Income Taxes" for further discussion.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The amendments in the update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the disclosure requirements related to this new standard.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270. It does not fundamentally change the nature of interim reporting or expand/reduce disclosure requirements but makes the guidance easier to navigate and apply. This ASU compiles as list of required interim disclosures from across the GAAP Codification into ASC 270, making it easier for preparers to identify what disclosures are required for interim periods. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.

3. Revenue

Disaggregation of Revenue

The following table sets forth our net revenue by category:

	Year ended December 31,
(in thousands)	2025	2024
Software subscriptions and services	$2,271	$1,907
Advertising	282	1,282
Net revenues	$2,553	$3,189

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. Revenue by geographic location is as follows:

	Year ended December 31,
(in thousands)	2025	2024
Net revenues
United States	$2,508	$3,171
International	45	18
Net revenues	$2,553	$3,189

The following table sets forth our concentration of revenue sources as a percentage of total net revenues:

	Year ended December 31,
	2025	2024
Customer B	12%	0%
Customer C	24%	15%
Customer F	0%	10%

Customer B and C above were from our software subscriptions and services operating segment, whereas Customer F was from our Advertising operating segment.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the year ended December 31, 2025, we recognized revenue of $1.21 million that was included in our deferred revenue balance as of December 31, 2024. Remaining performance obligations were $4.19 million as of December 31, 2025, of which we expect to recognize 48% as revenue over the next 12 months and the remainder thereafter.

4. Digital Assets

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

Changes in our digital asset holdings for the years ended December 31, 2025 and 2024 were as follows:

(in thousands)	Bitcoin	Ethereum	Other	Total
Balance at December 31, 2023	$17	$52	$6	$75
Unrealized change in digital assets	60	(26)	(6)	28
Balance as of December 31, 2024	$77	$26	$-	$103
Unrealized change in digital assets	(5)	(2)	-	(7)
Balance as of December 31, 2025	$72	$24	$-	$96

As of December 31, 2025, we held approximately 0.82 Bitcoin and 8.02 Ethereum.

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
(in thousands)	2025	2024
Legal settlement and related legal expenses	$19,775	$-
Taxes	120	95
Other	10	53
Total accrued expenses	$19,905	$148

Refer to Note 7, "Commitments and Contingencies," for further discussion on our litigation settlement.

6. Leases

As of December 31, 2025, we lease one corporate office located in Austin, Texas with a termination date in September 2027.

On June 3, 2022, we entered into a lease agreement pursuant to which we lease approximately 7,458 square feet in Austin, Texas, which we intend to use as professional office space for our corporate headquarters. The lease commenced on June 10, 2022 and has a term of sixty-four (64) months, with an option to renew the lease for an additional five-year term at the conclusion of the initial term. The lease provided for rent abatement until September 30, 2022. Beginning on October 1, 2022, initial base rent payments were approximately $28 thousand per month, subject to escalations contained therein. In addition, we are responsible for payments equal to our proportionate share of operating expenses, which is currently estimated to be approximately $10 thousand per month, plus electrical and janitorial services, which are to be contracted and paid separately by us. As a result of entering into this lease agreement, we recorded a right-of-use asset and corresponding lease liability of approximately $1.5 million on the commencement date noted above.

The weighted-average remaining lease term for our operating leases as of December 31, 2025 and 2024 was 1.75 years and 2.75 years, respectively. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying a rate to each lease. This approach requires significant judgment. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis at the time we enter into the lease to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability was 6.00% and 5.98% as of December 31, 2025 and 2024, respectively.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. Rent expense for continuing operations under operating leases totaled $0.3 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Future minimum annual lease payments under the Company’s operating leases are as follows:

(in thousands)	Amount
2026	$370
2027	284
$654
Less: Portion representing interest	(35)
Total	$619

7. Commitments and Contingencies

Litigation

The Company legal proceeding styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV381517, filed in the Superior Court of the State of California for the County of Santa Clara and removed to arbitration in California, was settled in 2024. The Company paid approximately $2.2 million of the outstanding amount alleged to be owed by Phunware to WSGR in this proceeding, which had previously been recorded in accounts payable in the consolidated balance sheet.

The Company legal proceeding styled Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW) (the "Wild Basin Litigation"), was partially settled in 2024 for a payment of $2.8 million from the Company’s insurers to the Plaintiffs and a payment of $0.2 million from the Company's insurers to Phunware.

In December 2025, the parties to the Wild Basin Litigation and the legal proceeding styled Phunware, Inc., v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411, filed in the Superior Court of the State of California for the County of Santa Clara and removed to arbitration in California, engaged in further settlement discussions and settled those proceedings pursuant to a Settlement Agreement and Mutual Release of Claims on or about February 25, 2026, and the proceedings were dismissed with prejudice on or about March 17, 2026. These settlements resolved, among other things, the outstanding accounts payable invoices that were previously alleged to be owed by the Company to WSGR. In connection with these settlements, the Company recorded approximately $4.7 million in other income, net and $3.8 million in additional legal fees and costs in general and administrative expenses in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 related to the foregoing.

Further reference is made to Note 13, "Related Party Transactions" for discussion regarding an additional related party legal proceeding.

From time to time, we are and may become involved in various legal proceedings in the ordinary course of business. The outcomes of our legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular reporting period. In addition, for the matters disclosed above or in Note 13 that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies.

8. PhunCoin

Offerings of PhunCoin Rights

In June 2018, we launched an offering pursuant to Rule 506(c) of Regulation D as promulgated under the Securities Act of rights to acquire PhunCoin (the "Rights"). In 2019, we commenced an offering of additional Rights to acquire PhunCoin pursuant to Regulation CF promulgated under the Securities Act. For both offerings of Rights, we accepted payment in the form of cash and digital assets. The amount of PhunCoin to be issued to each purchaser of Rights is equal to the dollar amount paid by the purchaser divided by the price of the PhunCoin at the time of issuance of the PhunCoin during the launch of the Token Ecosystem (as defined below) before taking into consideration any applicable discount rate, which is based on the time of the purchase.

We received aggregate net cash proceeds from our Rights offerings of $1.2 million. Proceeds from the Rights are recorded as PhunCoin deposits in the consolidated balance sheet as of December 31, 2025 and 2024. We currently do not plan to raise additional material proceeds through the sales of PhunCoin Rights.

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

We have notified holders of the PhunCoin Rights to request they complete additional information needed for issuance. We are currently reviewing additional requirements required to transfer PhunCoin to the holder of Rights. We are currently researching and assessing future opportunities and next steps for PhunCoin and the development of the Token Ecosystem. Holders of the Rights may be transferred PhunCoin even if the Token Ecosystem is not yet fully developed. PhunCoin may not be able to be fully utilized until the Token Ecosystem is fully developed.

There can be no assurance as to when (or if) we will be able to successfully issue PhunCoin or complete the development of the Token Ecosystem. The Company is currently assessing multiple aspects of the Token Ecosystem, as well as researching aspects related to the compliant transfer and trading of PhunCoin. The continued adjustment of dates to complete the development of the Token Ecosystem have been and may be adjusted based on user feedback, additional aspects of the Token Ecosystem currently under development and the ability to meet evolving applicable requirements; therefore, a specific development completion date for the Token Ecosystem is difficult to determine at this time, as it is based on many external factors outside of our control.

Termination of the Token Rights Agreements

Termination of the Token Rights Agreements occurs on the earlier of (i) PhunCoin being issued to the Rights holder pursuant to the provisions noted above, (ii) the payment, or setting aside of payment with respect to a dissolution event (as described below) or (iii) twelve months from the date of the respective Token Rights Agreement with the Rights holder. Upon termination of any Token Rights Agreement, we have no further obligation to the respective Rights holder. While each Token Rights Agreement has terminated in accordance with its respective terms (with respect to all Rights holders), as of the date of this Annual Report, we intend to transfer PhunCoin to the holders of the Rights, unless otherwise agreed with the Rights holder.

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

9. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of December 31, 2025 was 1,000,000,000 shares with a par value of $0.0001 per share. At December 31, 2025 and 2024, there were 20,188,160 and 20,156,535 shares outstanding, respectively. Dividends are paid on a when-and-if-declared basis. We did not declare any dividends during 2025 or 2024.

On February 1, 2022, we filed a shelf registration statement on Form S-3 for sale of securities for proceeds in the amount of up to $200 million (File No. 333-262461) (the “Original Registration Statement”). The Original Registration Statement was declared effective February 9, 2022. On November 1, 2024, we filed a registration statement on Form S-3 pursuant to Rule 462(b) of the Securities Act which increased the aggregate amount of securities we may offer under the Original Registration Statement by a proposed additional aggregate offering price of approximately $12.4 million, which represents 20% of the maximum aggregate offering price of unsold securities under the Original Registration Statement. Sales of shares of our common stock described below were made pursuant to the aforementioned registration statements. On February 9, 2025, both registration statements expired.

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

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $120 million, through the agents. Additionally, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we may sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. The Equity Distribution Agreement with Canaccord terminated on February 9, 2025.

During 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million.

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

During 2022, we entered into a note purchase agreement and completed the sale of an unsecured promissory note (the "2022 Promissory Note"). After deducting all transaction fees paid by us at closing, net cash proceeds to the Company at closing were $11.8 million. During 2024, we issued 336,500 shares of our common stock to the holder of the 2022 Promissory Note, which amounted to aggregate principal and interest payments in the amount of $4.5 million. These conversions were made pursuant to the terms of the amended 2022 Promissory Note. As a result of the conversions, the 2022 Promissory Note has been paid-in-full.

10. Stock-Based Compensation

A summary of our various equity incentive plans is set forth below:

2023 and 2022 Inducement Plans

In 2023, our board of directors adopted three inducement plans; the Phunware, Inc. 2023B Inducement Plan, the Phunware, Inc. 2023 Inducement Plan and the Phunware, Inc. 2022 Inducement Plan (collectively, the "Inducement Plans"). As permitted by Nasdaq Stock Market rules, our stockholders were not required to approve the Inducement Plans. The plans collectively provide of up to 53,412 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units. Shares will be delivered electronically to the holder shortly after exercise or vest date pursuant to an effective registration statement.

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

2018 Employee Stock Purchase Plan

Also, in 2018, our board of directors adopted, and our stockholders approved, the 2018 Employee Stock Purchase Plan (the “2018 ESPP”). The purpose of the 2018 ESPP is to provide eligible employees with an opportunity to purchase shares of our common stock at a discount through accumulated contributions generally in the form of payroll deductions of up to 15% of eligible compensation, subject to caps of $25,000 in any calendar year and 80 shares on any purchase date. The 2018 ESPP provides for 24-month offering periods, generally beginning in June and December of each year, and each offering period consists of four six-month purchase periods. The first purchase under the 2018 ESPP was in December 2021. Participation ends automatically upon termination of employment with the Company.

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

The number of shares of common stock that may be made available for sale under the 2018 ESPP also includes an annual increase on the first day of each fiscal year beginning for the fiscal year following the fiscal year in which the first enrollment date (if any) occurs equal to the lesser of (i) 16,377 shares of common stock; (ii) 1.5% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year; or such other amount as the administrator may determine. The 2018 ESPP had 63,167 and 46,791 shares of common stock available for sale and reserved for issuance as of December 31, 2025 and 2024, respectively.

2009 Equity Incentive Plan

In 2009, we adopted the 2009 Equity Incentive Plan (the "2009 Plan"), which allowed for the granting of incentive and non-statutory stock options, as defined by the Internal Revenue Code, to employees, directors and consultants. The exercise price of the options granted was generally equal to the value of our common stock on the date of grant, as determined by our board of directors. The awards are exercisable and vested, generally over four years, in accordance with each option agreement. The term of each option is no more than ten years from the date of the grant. The 2009 Plan allowed for options to be immediately exercisable, subject to the Company’s right of repurchase for unvested shares at the original exercise price. There were no unvested shares subject to repurchase provisions outstanding as of December 31, 2025 and 2024. Upon exercise, shares will be delivered electronically to the holder pursuant to an effective registration statement. Effective with the adoption of the 2018 Plan, no additional grants will be made under the 2009 Plan.

Additional Disclosures

Our stock benefit plans had 1,232,912 and 220,006 shares of common stock reserved for future issuances under our equity incentive plans as of December 31, 2025 and December 31, 2024, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options, restricted stock units or similar awards granted under the 2009 Plan, that, on or after the adoption of the 2018 Plan, expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of December 31, 2025, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 883.

Restricted Stock Units

A summary of our restricted stock unit activity is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2024	38,420	$23.01
Granted	-	-
Released	(17,415)	26.48
Forfeited	(3,273)	14.43
Outstanding as of December 31, 2025	17,732	$21.17

During 2024, we granted 84,089 restricted stock units to board members and external consultants with an average grant date fair value of $5.63. Each of the restricted stock unit grants vested immediately. The restricted stock unit grants were valued based on the fair value of our common stock on the date of grant.

Stock Options

A summary of our stock option activity under the 2018 Plan and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	2,500	$56.89	3.19	$-
Granted	-	-
Exercised	-	-
Cancelled/Expired	(1,500)	38.15
Outstanding and exercisable as of December 31, 2025	1,000	$85.00	6.61	$-

A summary of our stock option activity under the 2009 Plan and related information is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,190	$91.61	2.50	$-
Granted	-	-
Exercised	-	-
Cancelled/Expired	(307)	28.48
Outstanding and exercisable as of December 31, 2025	883	$113.56	2.24	$-

We have historically used the Black-Scholes option pricing model to estimate the fair value of our stock option awards.

Stock-Based Compensation

Compensation cost that has been included in our consolidated statements of operations and comprehensive loss for all stock-based compensation arrangements is set forth below:

	Year ended December 31,
(in thousands)	2025	2024
Cost of revenues	$62	$179
Sales and marketing	34	65
General and administrative	351	1,341
Research and development	8	71
Total stock-based compensation	$455	$1,656

As of December 31, 2025, there was approximately $0.2 million total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 0.56 years.

11. Income Taxes

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

For the years ended December 31, 2025 and 2024, we had net losses before income taxes of $11.4 million and $10.3 million, respectively.

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the reported income tax (benefit) expense are summarized as follows:

	Year ended December 31,
(in thousands, except percentages)	2025		2024
Income tax (benefit) at statutory rate (continuing operations)	$(2,398)	21.0%	$(2,156)	21.0%
State income tax (benefit) expense, net of federal benefit	395	(3.5)%	464	(4.5)%
Tax credits	-	0.0%	(3)	0.0%
Changes in valuation allowance	1,873	(16.4)%	1,930	(18.8)%
Nontaxable or nondeductible items	9	(0.1)%	34	(0.3)%
Other reconciling items	102	(0.9)%	(228)	2.2%
Income tax (benefit) expense	$(19)	0.2%	$41	(0.4)%

The state and local income tax benefit, net of federal impact, was approximately $0.4 million for the year ended December 31, 2025. This expense is primarily driven by income tax filings and the recognition of state net operating losses in California, Massachusetts, and New York State, which collectively represent the majority of the Company's state and local income tax impact. The Company's state tax rate varies based on the apportionment of income to these and other jurisdictions. The income tax paid for the years ended December 31, 2025 and 2024 were $25 thousand and $14 thousand, respectively.

The provision expense for income taxes consist of the following:

	Year ended December 31,
(in thousands)	2025	2024
Current:
State	$(19)	$41
Total current	(19)	41
Deferred:
Total deferred	-	-
Total income tax (benefit) expense	$(19)	$41

The components of net deferred income taxes consist of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets:
Net operating loss	$66,904	$60,925
Unrealized loss on digital assets	86	91
Tax credits	1,593	1,593
Reserves and accruals	28	53
Leases - lease liability	140	226
Amortization of acquired intangibles	220	4,080
Other deferred tax assets	203	490
Gross deferred tax assets	69,174	67,458

Less valuation allowance	(68,945)	(67,072)
Total deferred tax assets	229	386

Deferred tax liabilities:
Leases - right of use asset	(125)	(204)
Other deferred tax liabilities	(104)	(182)
Total deferred tax liabilities	(229)	(386)
Net deferred tax liabilities	$-	$-

As of December 31, 2025, we had net operating loss ("NOL") carryforwards of approximately $276.4 million and $247.8 million for federal and state income tax purposes, respectively. The federal net operating losses of $85.7 million which were generated in tax years beginning before January 1, 2018, will begin to expire in 2030 if not utilized. The balance of the net operating losses, $190.7 million do not expire. The state net operating losses expire at various times depending on the state with a majority beginning to expire in 2030 if not utilized.

As of December 31, 2025, we had research and development ("R&D") credit carryforwards of approximately $2.3 million and $1.2 million for federal and state income tax purposes, respectively. The federal and Texas R&D credits will begin to expire in 2034, unless previously utilized. California R&D credits carry forward indefinitely.

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

As of December 31, 2025, we had not yet completed an analysis of the deferred tax assets for our NOL and tax credits. The future utilization of our net operating loss to offset future taxable income may be subject to an annual limitation under IRC Section 382 as a result of ownership changes that may have occurred previously or that could occur in the future. We have not yet determined whether such an ownership change has occurred. In order to make this determination, we will need to complete an analysis regarding the limitation of the net operating loss.

We have established a full valuation allowance for our deferred tax assets due to uncertainties that preclude us from determining that it is more likely than not that we will be able to generate sufficient taxable income to realize such assets. We monitor positive and negative factors that may arise in the future as we assess the need for a valuation allowance against our deferred tax assets. As of December 31, 2025 and 2024, we have a valuation allowance of approximately $68.9 million and $67.1 million, respectively, against our deferred tax assets.

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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	December 31,
(in thousands)	2025	2024
Unrecognized tax benefits, beginning of period	$1,757	$1,757
Tax positions taken in prior periods:
Gross increases	-	-
Gross decreases	-	-

Tax positions taken in current period:
Gross increases	-	-
Settlements	-	-

Lapse of statute of limitations	-	-

Unrecognized tax benefits, end of period	$1,757	$1,757

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on the consolidated balance sheets and has not recognized interest and/or penalties in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024.

We are subject to taxation in the United States and various state jurisdictions. Our tax years from inception are subject to examination by the United States and state taxing authorities due to the carryforward of unutilized NOLs.

We have ownership interest in controlled foreign corporations. During 2025, we analyzed the potential impact of the Global Intangible Low-Taxed Income and the Base Erosion and Anti-Abuse Tax provisions of the Tax Cuts and Jobs Act signed into law in 2017. Based on the foreign subsidiaries' tax position, we will not incur any impact relating to these two provisions.

The One Big Beautiful Bill Act of 2024 (the "OBBBA") was enacted in the United States on July 4, 2025. The OBBBA includes a U. S. income tax provision for the reinstatement of immediate expensing of domestic research and experimentation ("R&E") expenditures under Section 174 and acceleration of remaining unamortized R&E capitalized in tax year 2024, resulting in a one-time accelerated amortization deduction of approximately $15.9 million. The OBBBA did not have a material impact on the Company's effective tax rate for the year ended December 31, 2025, but resulted in a significant reduction in the Company's intangible deferred tax asset and corresponding valuation allowance offset.

12. Segment Reporting

Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the CODM to assess operating performance and allocate resources. Our CODM is our Interim CEO. Our operations are organized by management into operating segments by line of business. Our CODM evaluates performance and allocates resources based on segment operating income (loss) of operating segments. The Company does not allocate its general and administrative expense function across its operating segments. We have two reportable segments: (i) software subscriptions and services and (ii) advertising. No segment-level asset information has been disclosed as our CODM does not review asset information by segment.

Reportable segment information for the years ended December 31, 2025 and 2024, including significant expenses, are set forth below:

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Year ended December 31, 2025
Net revenues	$2,271	$282	$-	$2,553
Cost of revenues	1,134	128	-	1,262
Gross profit	1,137	154	-	1,291

Operating expenses:
Compensation	3,283	530	1,915	5,728
Consulting and professional fees	951	-	11,113	12,064
Facilities and insurance	48	4	1,718	1,770
Stock-based compensation	25	16	352	393
Other segment expenses(1)	518	26	1,311	1,855
Total operating expenses	4,825	576	16,409	21,810
Operating loss	(3,688)	(422)	(16,409)	(20,519)

Other income, net	-	-	9,099	9,099
Net loss from continued operations before taxes	$(3,688)	$(422)	$(7,310)	$(11,420)

(in thousands)	Software Subscriptions & Services	Advertising	General & Administrative	Year ended December 31, 2024
Net revenues	$1,907	$1,282	$-	$3,189
Cost of revenues	1,270	465	-	1,735
Gross profit	637	817	-	1,454

Operating expenses:
Compensation	2,960	498	2,142	5,600
Consulting and professional fees	691	-	4,533	5,224
Facilities and insurance	34	5	1,642	1,681
Stock-based compensation	135	-	1,342	1,477
Other segment expenses(1)	539	8	814	1,361
Total operating expenses	4,359	511	10,473	15,343
Operating loss	(3,722)	306	(10,473)	(13,889)

Other income, net	-	-	3,614	3,614
Net income (loss) from continued operations before taxes	$(3,722)	$306	$(6,859)	$(10,275)

(1)
Other segment expenses represent marketing, information technology related expenses, travel and other general operating expenses.

13. Related Party Transactions

On July 13, 2025, the Company and Rahul Mewawalla, a Class I Director and the Company's then Chairperson of the Board, executed an Executive Chairman and Chief AI Architect Agreement (the "EC Agreement"). Among other provisions, the EC Agreement provided for (i) cash compensation in the amount of $50,000 per month, payable per the Company’s regular payroll cycle for a term of six months, (ii) continued cash and equity compensation that is due and payable in accordance with the Company's compensation policy for its board members and (iii) nomination of Mr. Mewawalla as a member of the Board at the Company's 2026 annual meeting of stockholders.

On August 4, 2025, the Board formed a special committee consisting of its other two disinterested independent directors to consider the circumstances under which the EC Agreement was entered into. The special committee concluded that Mr. Mewawalla made intentional, material misrepresentations to induce the Company to enter into the EC Agreement and that there was a proper basis to rescind the EC Agreement. The Company then rescinded the EC Agreement and notified Mr. Mewawalla in writing of such rescission on August 7, 2025. The Company did not and has not paid any compensation under the EC Agreement.

On October 1, 2025, Mr. Mewawalla filed a demand for arbitration and statements of claims against the Company with the American Arbitration Association (Case No. 01-25-004-9738) alleging, among other things, that the Company breached the EC Agreement, the Company’s rescission of the EC Agreement was not justified, unpaid compensation, retaliation/wrongful termination, defamation and violations of other Washington state employment-related laws. Mr. Mewawalla seeks relief of amounts allegedly due, double damages where applicable, interest, fees, cost and punitive damages where applicable. He further sought interim and injunctive relief, including a declaration that the EC Agreement remains in force and continued service and compliance with the EC Agreement. The Company responded to Mr. Mewawalla's initial arbitration demand claims for injunctive relief on November 6, 2025. On December 15, 2025, the arbitrator issued an order denying his motion for interim and injunctive relief. Mr. Mewawalla filed an amended statement of claim against the Company on January 16, 2026, in which he alleges, among other things, amended claims and various specific categories and amounts of damages which collectively exceed $34 million. The Company filed its response to the amended statement of claims on February 6, 2026. The arbitration hearing is currently scheduled to occur in September 2026. The Company believes its rescission of the EC Agreement was proper and in accordance with applicable law and rejects all of Mr. Mewawalla's allegations, claims and asserted damages amounts. The Company plans to vigorously dispute and defend against all allegations, claims and asserted damages amounts made by Mr. Mewawalla in this arbitration.

We have not recorded a liability related to this matter because any potential loss is not currently possible to reasonably estimate. Additionally, we cannot presently estimate the range of loss, if any, that may result from this arbitration. It is possible that the ultimate resolution of the foregoing matter, or other similar matters, if resolved in a manner unfavorable to us, may be materially adverse to our business, financial condition, results of operations or liquidity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 1, 2024, CBIZ CPAs acquired the attest business of Marcum LLP (“Marcum”). On July 23, 2025, the Company was notified by Marcum that Marcum resigned as the Company’s independent registered public accounting firm as a result of such acquisition, and the Company’s Audit Committee approved such resignation.

During the fiscal years ended December 31, 2024 and 2023 and through July 23, 2025, there were no (i) “disagreements” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, or (ii) “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K), except for the following material weaknesses in the Company’s internal control over financial reporting:

•
ineffective design of information technology general controls related to user access, program change and appropriate segregation of duties for certain information technology systems; and
•
as a result of cost cutting measures and headcount turnover in the Company's accounting function, ineffective design and implementation of business process controls due to a lack of segregation of duties between preparer and reviewer.

The Company provided Marcum with a copy of the foregoing disclosures prior to its filing of the Current Report on Form 8-K dated July 29, 2025 (the “Form 8-K”), and requested, in accordance with applicable practices, that Marcum furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements in the Form 8-K. Marcum returned a letter dated as of July 28, 2025, stating that it agrees with such statements and is included as Exhibit 16.1 to the Form 8-K.

On July 23, 2025, with the approval of the Company’s Audit Committee, CBIZ CPAs was engaged as the Company’s new independent registered public accounting firm for the fiscal year ending December 31, 2025.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Vice President of Accounting and Financial Reporting (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission for newly public companies (COSO). Based on this evaluation and the material weaknesses described below, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In 2023, as a result of cost cutting measures and headcount turnover in our accounting function, management identified a material weakness in internal control over financial reporting as business process controls across the Company’s financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer. During 2024, the Company began implementing additional review controls to ensure proper segregation of duties in our financial reporting processes. However, the Company's Chief Financial Officer departed the Company on November 30, 2024. This has resulted in a delay in the completion of the implementation of our remediation plan. The Company is actively conducting a search for qualified candidates to fill an accounting position to enhance staffing levels and remediate the identified material weakness in internal control over financial reporting related to segregation of duties.

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

Changes in Internal Control over Financial Reporting

As previously disclosed, management identified a material weakness in internal control over financial reporting related to the design of information technology general controls (“ITGCs”) related to user access, program change and appropriate segregation of duties for certain IT applications. We implemented additional ITGCs to manage user access and program changes across our key systems. During 2025, management tested and evaluated the additional ITGCs that were implemented as a result of the material weakness and determined the ITGCs implemented were designed and operating effectively as of December 31, 2025.

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the current ages and the names and positions of our directors and executive officers as of December 31, 2025:

Name	Age	Position
Executive Officers
Jeremy Krol	48	Interim Chief Executive Officer and Class I Director
Brendhan Botkin	46	Vice President of Accounting & Financial Reporting
Chris Olive	56	Chief Legal Officer
Non-Employee Directors
Quyen Du(1)(2)(3)	50	Class III Director
Elliot Han(1)(2)(3)	49	Class II Director, Chairperson
Ed Lu(1)(2)(3)	49	Class I Director

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

Jeremy Krol joined Phunware in January 2025 as Executive Vice President and Chief Operating Officer. Mr. Krol was appointed as the Company’s Interim Chief Executive Officer in July 2025 and as a Class I director of the Company in October 2025. Mr. Krol was then elected as a Class I director of the Company at the 2025 annual meeting of stockholders of the Company on December 17, 2025. Mr. Krol has served as a sub-contractor to Switch Advisory Group since June 2024, in which he provided consulting services to the Company, including but not limited to fractional Chief Operating Officer services. From 2019 to 2024, Mr. Krol served as a startup advisor for Platform Calgary, which is a technology accelerator hub for technology startups. Mr. Krol holds a Bachelor of Engineering (Aerospace) degree from Carleton University and a Master of Business Administration degree from the University of Calgary.

We believe Mr. Krol is qualified to serve as a member of our Board because of his experience in operations and technology.

Brendhan Botkin joined Phunware in April 2017 as our Controller. Mr. Botkin was appointed as Vice President of Accounting and Financial Reporting of the Company in 2021 and, in that capacity, currently acts as the Principal Accounting and Financial Officer of the Company. Before joining Phunware, Mr. Botkin served as Chief Financial Officer at Acuity Healthcare Solutions, a provider of in-home post-hospitalization care from 2016 to 2017, and at Circular Energy, a Texas-based renewable energy company, from 2014 to 2015. From 2011 to 2014, Mr. Botkin served as the Corporate Controller at Vast.com. Earlier in his career he served as Chief Financial Officer of Propane Direct Enterprises from 2009 to 2011. He has also held consulting roles, including at Tatum LLC from 2007 to 2009. Mr. Botkin began his career in public accounting at Ernst & Young in Austin, Texas, and KPMG in Atlanta, Georgia. Mr. Botkin holds a Bachelor of Science in Business Administration – Accounting from Auburn University and a Master in Professional Accounting (MPA) from the University of Texas at Austin. Mr. Botkin is a Certified Public Accountant (CPA) licensed in the State of Texas.

Chris Olive joined Phunware in April 2022 as Chief Legal Officer. Prior to his tenure at Phunware, Mr. Olive was a partner at Bracewell LLP based in Dallas, Texas, from 2006 to 2022. Mr. Olive has extensive transactional and regulatory experience, including finance, financial instruments, banking, mergers and acquisitions, asset purchases and other strategic transactions, digital assets and related corporate securities and other regulatory matters. Prior to Bracewell LLP, Mr. Olive was an associate at Jones Day and served in the United States Army Judge Advocate General’s Corps. Mr. Olive holds a BBA in Finance with honors from the

University of Miami, a JD from the Southern Methodist University School of Law and an LLM in Banking & Finance Law with distinction from the University of London.

Non-Employee Directors

The following biographical descriptions set forth certain information with respect our non-employee directors based on information furnished to us by each such director.

Elliot Han was appointed to serve as a Class II non-employee director in January 2024 and as Chairperson of the Board in October 2025. Since February 2025, Mr. Han has served as Chief Investment Officer of C1 Fund Inc., a NYSE-listed closed-end fund focused on investments in the private digital-asset ecosystem. Since September 2023, he has also served as a Partner at PGP Capital Advisors, a boutique investment and merchant banking firm, where he focuses on mergers and acquisitions and corporate finance transactions in both domestic and international markets. Mr. Han has broad experience and expertise in corporate finance, corporate development and strategy, corporate law, investment management, start-up operations, and financial technology. He has held senior leadership roles at several global financial institutions, including Cantor Fitzgerald (Head of FinTech/Blockchain, Crypto & Digital Assets Investment Banking and Head of Technology Equity Capital Markets), the New York Stock Exchange (Head of FinTech & Consumer Tech Capital Markets), and Goldman Sachs (Executive Director and Operating Officer for UK and Emerging Markets Investment Banking). He also served on the management team of the Argon Group, a blockchain technology and advisory company. Earlier in his career, he practiced corporate law at Freshfields Bruckhaus Deringer and began his finance career at Credit Suisse/CSFB. Since 2018, Mr. Han has been a Managing Partner at Sunkist ARC Partners, an investment firm focused on high-growth technology and digital-asset opportunities. He also serves as a board trustee and is an active limited partner and investor across various technology companies, funds, and educational institutions. Mr. Han holds a B.A. from Columbia University, a Master’s degree from Oxford University, and law and M.A. degrees from Cambridge University.

We believe Mr. Han’s extensive corporate finance, corporate development and strategy, technology, corporate law and digital asset finance expertise qualifies him to serve as a director of the Company.

Quyen Du was appointed to serve as a Class III non-employee director in March 2025. Ms. Du brings 25 years’ experience in strategy and corporate development to the Company. Based in Texas, she is a recognized leader in finance, media and entertainment, recently serving as Head of Corporate Strategy & Development, Innovations and Research for Condé Nast (NYC) from June 2022 to August 2024. Ms. Du adds a depth of experience working in a wide range of roles across corporate strategy, finance and investments, business development, distribution and partnerships. Her previous experience includes her work from September 2019 to May 2022 for Fandom, Inc., one of the world’s largest entertainment fan community platforms, where she led corporate development and was responsible for driving acquisitive growth opportunities. Ms. Du also held various executive positions at NBC Universal from 2012 to 2017 and 2007 to 2011, where she worked on transformative M&A deals, corporate digital strategy and new market entry initiatives, including across digital native, streaming, commerce, data, gaming and audio. She has also held a studio distribution planning position at Disney and a business development role at Showtime. Ms. Du earned bachelor degrees in Business Administration and Economics from the University of California, Berkeley, and a Master’s in Business Administration from Columbia University.

We believe Ms. Du’s extensive corporate finance, corporate development and strategy, media and entertainment expertise qualifies her to serve as a director of the Company.

Ed Lu was appointed to serve as a Class I non-employee director in December 2025. Mr. Lu brings over 25 years of financial, strategic and operational leadership experience to the Company, including over 14 years of service as Chief Financial Officer of companies backed by venture capital and private equity. Mr. Lu’s expertise includes finance, accounting, risk management, corporate development, capital markets, human resources and organizational design. Mr. Lu has served as the Chief Financial Officer and Chief Operating Officer of Fandom, Inc., with oversight over all financial, planning, accounting, controllership and corporate development functions since joining the company in October 2018, and in 2025 added oversight of operations to his executive responsibilities. Mr. Lu also has direct boardroom and governance experience, including serving as a director of Outpost Games and as a board advisor and strategic advisor across multiple early to mid-stage companies such as Duopeak Inc. Mr. Lu earned a B.A. in Economics with Honors and Distinction and a minor in Business Administration from the University of California, Berkeley. Mr. Lu also earned a M.S. in Management Science & Engineering with a concentration in Entrepreneurial Finance and Strategy from Stanford University. Finally, Mr. Lu obtained an executive education in board governance at Stanford Directors’ College in 2021.

We believe Mr. Lu’s financial and corporate governance experience and his operational expertise in digital media, gaming, entertainment platforms and technology-enabled services qualifies him to serve as a director of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC reports regarding their ownership and changes in our ownership of our securities. We believe that, during 2025, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements, except for a late Form 3 filing on February 26, 2025 by Jeremy Krol to report initial holding of 0 shares of the Company's common stock and a late Form 4 filing by Chris Olive on October 31, 2025 to report sales of the Company's common stock for taxes, which occurred on August 4, 2025.

CORPORATE GOVERNANCE

Board Composition

Our business affairs are managed under the direction of the Board. The Board currently consists of four members, three of whom qualify as independent within the meaning of the independent director guidelines of the Nasdaq Stock Market ("Nasdaq"). Mr. Krol, who also serves as Interim Chief Executive Officer of the Company, is not considered independent.

The Board is divided into three staggered classes of directors. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the same class whose term is then expiring, as follows:

•
the Class I directors are currently Jeremy Krol and Ed Lu, and their terms will expire at the 2028 Annual Meeting of Stockholders;
•
the Class II director is currently Elliot Han, and his term will expire at the 2026 Annual Meeting of Stockholders; and
•
the Class III director is currently Quyen Du, and her term will expire at the 2027 Annual Meeting of Stockholders.

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

Audit Committee

We have established a designated standing audit committee. Messrs. Elliot Han and Ed Lu and Ms. Du, each of whom is a non-employee member of the Board, comprised our Audit Committee as of December 31, 2025. Mr. Han is the Chairperson of our Audit Committee. We have determined that each of the members of our Audit Committee satisfies the requirements for independence and financial literacy under the rules of Nasdaq and the SEC. During the fiscal year ended December 31, 2025, the committee met four times. The Audit Committee is responsible for, among other things:

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

Audit Committee Financial Expert

The Board has determined that Mr. Elliot Han and Mr. Ed Lu each qualify as an independent director pursuant to Nasdaq's governance listing standards and meet the qualifications of an "audit committee financial expert," as defined under the applicable rules and regulations of the SEC. In making this determination, our Board has considered prior experience, business acumen and independence.

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

Item 11. Executive Compensation.

Phunware’s named executive officers (each a "NEO") consist of the person or persons who served as our principal executive officer ("PEO") and either (i) the next two most highly compensated executive officers who served as of the year ended December 31, 2025 and (ii) up to two individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer as of December 31, 2025. Those individuals are:

Jeremy Krol, Interim Executive Officer

Stephen Chen, Former Interim Chief Executive Officer

Chris Olive, Chief Legal Officer

Brendhan Botkin, Vice President, Accounting & Financial Reporting

Summary Compensation Table

The following table sets forth information regarding the total compensation paid to our named executive officers for the last two fiscal years ended December 31, 2025 and 2024:

Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)(2)	All other Compensation ($)(3)	Total ($)
Jeremy Krol, Interim Chief Executive Officer(4)	2025	295,561	6,549	-	5,307	307,417
Stephen Chen, Interim Chief Executive Officer(5)	2025	176,042	-	-	1,910	177,952
	2024	54,167	-	-	682	54,849
Michael Snavely, Former Chief Executive Officer(6)	2024	283,814	-	-	273,764	557,578
Chris Olive, Chief Legal Officer(7)	2025	300,000	-	-	20,292	320,292
	2024	300,000	-	-	15,215	315,215
Brendhan Botkin, Vice President, Accounting & Financial Reporting(8)	2025	282,200	12,500	-	8,500	303,200
	2024	279,650	-	-	6,851	286,501

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
(4)
Mr. Krol joined the Company as its Chief Operating Officer on January 31, 2025. Mr. Krol was appointed the Company's Chief Executive Officer effective July 14, 2025, upon the termination of Mr. Chen. Mr. Krol was paid a sign-on bonus of 8,943.13 Canadian Dollars (CAD) pursuant to the terms of his employment agreement as Chief Operating Officer. Mr. Krol's compensation figures above have been translated into United States Dollars (USD). Mr. Krol was further appointed to our Board on October 16, 2025. He will not receive additional compensation as a member of our Board.
(5)
Mr. Chen was appointed as our Interim Chief Executive Officer on October 25, 2024 and terminated from the Company on July 13, 2025. During 2024, Mr. Chen received additional compensation as a member of our board earned prior to his appointment as Interim Chief Executive Officer, which is excluded above. Subsequent to the date of his appointment as Chief Executive Officer, Mr. Chen did not receive additional compensation as a member of our Board. See Director Compensation below.

(6)
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
(7)
Mr. Olive joined the Company as its Chief Legal Officer on April 1, 2022.
(8)
Mr. Botkin joined the Company as its Controller on April 10, 2017. He has served as Vice President of Accounting and Financial Reporting since July 1, 2021.

Executive Employment Agreements

We entered into employment agreements with each of the named executive officers noted above, of which only Jeremy Krol, Chris Olive and Brendhan Botkin remain currently employed by the Company. The employment agreements with our NEOs generally provide for at-will employment and set forth each named executive officer's base salary, bonus target, severance eligibility and eligibility for other standard employee benefit plan participation.

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

Mr. Chen’s Employment Agreement

We entered into an employment agreement, dated as of October 22, 2024, with Stephen Chen, who served as our Interim Chief Executive Officer. Mr. Chen's employment terminated on July 13, 2025.

The employment agreement had an indefinite term, subject to termination by either party. The Company and Mr. Chen may terminate the employment agreement at any time with or without cause, provided that Mr. Chen provided at least thirty (30) days’ written notice to the Company if without good reason. The employment agreement included non-competition and non-solicitation covenants applicable during and for the 24-month period following Mr. Chen’s employment.

The employment agreement provided for an annual base salary of $325,000 and a target annual bonus to be between 50% and 200% of the base salary, with the actual award value to be determined by the Company or the Board in its sole discretion based on factors including the strength of Mr. Chen’s performance and the performance of the Company. Furthermore, within ninety (90) days following the effective date of the employment agreement, the Company would provide Mr. Chen a grant of options to purchase shares of the Company’s common stock, which grant of options will have the number of options, exercise prices, dates and vesting schedules based on specified performance thresholds as determined by the Board and its Compensation Committee. The grant of options would be made under the Company’s equity incentive plan.

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

Mr. Botkin's Employment Agreement

We entered into an employment agreement, effective as of May 1, 2020 with Brendhan Botkin who serves as our Vice President of Accounting and Financial Reporting. The agreement has an initial term of one year from May 1, 2020 and automatically renews for additional one year terms, unless either party provides ninety (90) day notice. If a change in control, as defined in the agreements, occurs when there are fewer than twelve (12) months remaining during the initial term or an additional term, the term of the employment agreement will extend automatically through the date that is twelve (12) months following the effective date of the change in control.

The employment agreement provides for an initial base salary, eligibility in the Company's bonus programs established by the Board or any committee of the Board, and eligibility to participate in our employee benefit programs. Further, the employment agreement provides that Mr. Botkin is eligible to receive awards of stock options, restricted stock units or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time. The Board (or any committee of the Board) will determine in its discretion whether Employee will be granted any such equity awards and the terms of any such award in accordance with the terms of any applicable plan or arrangement that may be in effect from time to time.

Mr. Botkin is eligible to receive the following payments and benefits in connection with a termination not in connection with a Change in Control, as defined in the agreements:

•
continuing payments of severance pay at a rate equal to their base salary rate, as then in effect, for two (2) months from the date of termination;
•
coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for up to two (2) months after termination; and

In the case of a Change in Control, if Mr. Botkin is terminated without cause, either during the three months before or in the year after a Change in Control, then he will be entitled to receive the following payments and benefits:

•
a lump sum severance payment equal to: (i) the amount of base salary in effect on the date of termination that he would have otherwise received had he remained employed by the Company through the six (6) month anniversary of the Change in Control, and (ii) an amount equal to the average annualized bonus earned by him for the two (2) calendar years prior to the calendar year during which the Change in Control occurs, but in no event will the amount be less than his annual target bonus for the year during which the termination occurs, or if greater, his annual target bonus for the year during which the closing of the Change in Control occurs;
•
the immediate vesting of all equity awards granted on or after the effective date of the employment agreement; and
•
coverage under our group health insurance plans or payment of the full amount of health insurance premiums as provided under COBRA for up to six (6) months after termination.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding stock options and other equity awards held by each of our named executive officers as of December 31, 2025, after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty that occurred in 2024:

		Options Awards				Restricted Stock Unit Awards
		Number of Securities Underlying Unexercised Options		Option Exercise	Option Expiration	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested
Name	Grant Date	Exercisable	Unexercisable	Price	Date	(#)		($)
Chris Olive(1)	9/16/2022	-	-	-	-	810	(1)	1,499
	8/31/2023	-	-	-	-	2,086	(1)	3,859
Brendhan Botkin(2)	5/25/2023	-	-	-	-	1,333	(2)	2,466
	8/31/2023	-	-	-	-	1,666	(2)	3,082

(1)
Mr. Olive was granted 10,000 restricted stock units on September 16, 2022. The restricted stock units vest at various rates with 2,708 restricted stock units vesting on May 8, 2023, 811 restricted stock units vesting on each of August 8, 2023 and November 8, 2023 and 810 restricted stock units vesting on each of May 8, 2024, August 8, 2024, November 8, 2024, May 8, 2025, August 8, 2025, November 8, 2025 and March 31, 2026, subject to his continued employment with the Company on each such vesting date. Mr. Olive was also granted 6,260 restricted stock units on August 31, 2023. The restricted stock units vest annually commencing on August 1, 2024, with a final vesting date of August 3, 2026, subject to his continued employment on each such vesting date.
(2)
Mr. Botkin was granted 4,000 restricted stock units on May 25, 2023. The restricted stock units vest annually commencing on June 1, 2024, with a final vesting date of June 1, 2026, subject to his continued employment with the Company on each such vesting date. Mr. Botkin was also granted 5,000 restricted stock units on August 31, 2023. The restricted stock units vest annually commencing on August 1, 2024, with a final vesting date of August 3, 2026, subject to his continued employment with the Company on each such vesting date.

Director Compensation

Effective June 13, 2024, the Board adopted an Outside Director Compensation Policy under which the non-employee members of the Board of Directors (“Outside Directors”) are compensated.

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

Chairman / Committee Membership Annual Cash Retainer:

Each Outside Director who serves as chairman of the Board or chairman or member of a committee of the Board will be paid additional annual fees as follows:

Position	Amount
Chairman of the Board	$45,000
Chairman of Audit Committee	$25,000
Member of Audit Committee (other than the Chairman of the Audit Committee)	$12,500
Chairman of Compensation Committee	$20,000
Member of Compensation Committee (other than the Chairman of the Compensation Committee)	$10,000
Chairman of Nominating and Governance Committee	$15,000
Member of Nominating and Governance Committee (other than the Chairman of the Nominating and Governance Committee)	$ 7,500

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

The following table sets forth certain information with respect to the compensation paid to our directors, excluding reasonable travel expenses, for the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Quyen Du	93,750	-	93,750
Elliot Han	115,000	-	115,000
Ed Lu	2,877	-	2,877
Rahul Mewawalla	167,308	-	167,308

(1)
This column reflects the aggregate grant date fair value of restricted stock units granted during 2025 computed in accordance with the provisions of ASC 718, Compensation-Stock Compensation. The assumptions that we used to calculate these amounts are discussed in the notes to Phunware’s audited consolidated financial statements for the year ended December 31, 2025. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock units or the sale of the common stock underlying such restricted stock units.

Outstanding Equity Awards as Fiscal Year-End

There were no equity awards outstanding to our non-employee directors as of December 31, 2025.

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

Registrant's Action to Recover Erroneously Awarded Compensation

We had no accounting restatements requiring the recovery of erroneously awarded compensation as of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth our equity compensation plan information as of December 31, 2025 after giving effect to the reverse stock split of the Company's common stock at a ratio of one-for-fifty that occurred in 2024:

	Number of securities to be issued upon exercise of outstanding options and rights (a)		Weighted-average exercise price of outstanding options and rights (b)		Number of securities remaining available for issuance under equity compensation plans (c)
Equity compensation plans approved by security holders(1)	1,883	(2)	$98.39	(3)	1,215,500
Equity compensation plans not approved by security holders(4)	-	(5)	$-	(3)	17,412

(1)
The following plans have been approved by the Company's stockholders: 2009 Equity Incentive Plan (the "2009 Plan"), 2018 Equity Incentive Plan (the "2018 Plan") and 2018 Employee Stock Purchase Plan (the "2018 ESPP").
(2)
The 2009 Plan terminated on December 26, 2018. The shares reserved for issuance under the 2009 Plan that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited to or repurchased by us may be added to the 2018 Plan. The 2009 Plan will continue to govern outstanding awards granted thereunder. As of December 31, 2025, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is equal to 883, which is not included in the column (c) above. In addition, the foregoing excludes unvested restricted stock unit awards granted. As of December 31, 2025, 17,732 restricted stock unit awards were outstanding in the 2018 Plan.
(3)
As there is no exercise price associated with the restricted share awards, such shares are not included in the weighted-average price calculation.
(4)
The following plans were adopted by the Company's Board without requiring stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4): 2022 Inducement Plan, 2023 Inducement Plan and 2023B Inducement Plan
(5)
Excludes unvested restricted stock unit awards granted. As of December 31, 2025, no restricted stock unit awards were outstanding in equity compensation plans not approved by security holders.

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

For additional information on the Company's equity compensation plans, refer to Note 10 "Stock-Based Compensation" of the notes to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Beneficial Ownership of Principal Shareholders and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 20, 2026, for:

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

Effective February 26, 2024, we implemented a reverse stock split of outstanding shares of our common stock at a ratio of one for fifty, Applicable percentage ownership is based on 20,190,878 shares of our common stock outstanding as of March 20, 2026. In computing the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we included outstanding shares of our common stock subject to options or restricted stock units held by that person that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 20, 2026. We did not include these shares as outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed on the table below is c/o Phunware, Inc., 1002 West Avenue, Austin, Texas 78701.

Name of Beneficial Owner(1)	Shares	Percentage
Named Executive Officers, Executive Officers and Directors:
Jeremy Krol	-	-%
Brendhan Botkin	9,854	0.0%
Chris Olive	11,718	0.1%
Quyen Du	-	-%
Elliot Han	25,019	0.1%
Ed Lu	-	-%
All executive officers and directors as a group (6 persons)	46,591	0.2%
Goldenwise Capital Group Ltd. 8 The Green, Ste. R, Dover DE 19901	1,100,905	5.5%

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

Related Person Transactions

The following is a summary of our related party transactions since January 1, 2025.

Executive Chair Agreement and Subsequent Rescission Thereto with Rahul Mewawalla. On July 13, 2025, the Company and Rahul Mewawalla, a Class I Director and the Company's then Chairperson of the Board, executed an Executive Chairman and Chief AI Architect Agreement (the "EC Agreement"). Among other provisions, the EC Agreement provided for (i) cash compensation in the amount of $50,000 per month, payable per the Company’s regular payroll cycle for a term of six months, (ii) continued cash and equity compensation that is due and payable in accordance with the Company's compensation policy for its board members and (iii) nomination of Mr. Mewawalla as a member of the Board at the Company's 2026 annual meeting of stockholders.

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

We have undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, we determined that Ms. Quyen Du, Mr. Elliot Han and Mr. Ed Lu, representing three of our four directors, are considered “independent directors” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq.

Board Leadership Structure / Lead Independent Director

We believe that the structure of our Board and Board committees provides strong overall management. The Chair of our Board and our Chief Executive Officer roles are separate. Mr. Krol currently serves as our Interim Chief Executive Officer and Elliot Han serves as Chair of our Board. This structure enables each person to focus on different aspects of company leadership. Our Chief Executive Officer is responsible for setting the strategic direction of our company, the general management and operation of the business and the guidance and oversight of senior management. The Chair of our Board monitors the content, quality and timeliness of information sent to our Board and is available for consultation with our Board regarding the oversight of its business affairs. Our independent directors bring experience, oversight and expertise from outside of Phunware, while Mr. Krol brings company-specific experience and expertise.

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

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table sets forth aggregate fees billed to the Company for professional services by our independent registered public accounting firm, CBIZ CPAs P.C. and Marcum LLP for the fiscal years ended December 31, 2025 and 2024, respectively:

	2025	2024
Audit Fees(1)	$248,027	$384,655
Audit-related Fees(2)	27,138	178,190
Tax Fees(3)	-	-
All Other Fees(4)	-	-
Total Fees	$275,165	$562,845

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
10.1+

Confidential Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated January 31, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on February 6, 2025).

10.2+

Executive Chairman and Chief AI Architect Agreement by and between Phunware, Inc. and Rahul Mewawalla effective July 14, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-37862), filed with SEC on July 17, 2025).

10.3+

Confidential Executive Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated July 14, 2025 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with SEC on July 17, 2025).

10.4+

Separation Agreement and Release by and between Phunware, Inc. and Jeremy Kidd dated December 5, 2025 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K (File No. 001-274862), filed with the SEC on December 5, 2025).

10.5+

Amendment No. 1 to Confidential Executive Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated January 14, 2026 (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K/A (File No. 001-37862), filed with the SEC on January 21, 2026).

14.1	Code of Business Conduct and Ethics as of December 26, 2018 (Incorporated by reference to Exhibit 14.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 20, 2019).

16.1

Letter from Marcum LLP addressed to the Securities and Exchange Commission dated July 28, 2025 (Incorporated by reference to Exhibit 16.1 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on July 29, 2025.

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 31, 2025).
21.1*	List of Subsidiaries of the Registrant.
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP.
24.1*	Power of Attorney (contained in signature page to this Annual Report on Form 10-K).
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Executive Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 of the Registrant's Form 10-K (File No. 001-37862), filed with the SEC on March 15, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

* Filed herewith

** Furnished herewith

+ Indicates a management contract or compensatory plan or arrangement

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHUNWARE, INC.

Date: March 26, 2026	By:	/s/ Jeremy Krol
Title: Interim Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2026	By:	/s/ J. Brendhan Botkin
Title: Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeremy Krol and J. Brendhan Botkin, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution, for him or her in any and all capacities, to act on, sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeremy Krol	Interim Chief Executive Officer and Director	March 26, 2026
Jeremy Krol	(Principal Executive Officer)

/s/ J. Brendhan Botkin	Vice President of Accounting and Financial Reporting	March 26, 2026
J. Brendhan Botkin	(Principal Accounting and Financial Officer)

/s/ Quyen Du	Director	March 26, 2026
Quyen Du

/s/ Elliot Han	Director	March 26, 2026
Elliot Han

/s/ Ed Lu	Director	March 26, 2026
Ed Lu