Form 10-Q
period 2026-03-31
Phunware, Inc.
filed 2026-05-11
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 6, 2026, 20,447,419 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	March 31,	December 31,
	2026	2025
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$97,860	$100,587
Accounts receivable, net of allowance for credit losses of $113 as of March 31, 2026 and December 31, 2025	474	300
Digital currencies	73	96
Prepaid expenses and other current assets	675	19,164
Total current assets	99,082	120,147
Non-current assets:
Property and equipment, net	9	11
Right-of-use asset, net	477	552
Other assets	158	158
Total non-current assets	644	721
Total assets	$99,726	$120,868

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,632	$1,070
Accrued expenses	148	19,905
Deferred revenue	1,515	1,386
Lease liability	350	342
PhunCoin subscription payable	1,202	1,202
Total current liabilities	5,847	23,905
Deferred revenue	457	369
Lease liability	187	277
Total noncurrent liabilities	644	646
Total liabilities	6,491	24,551
Commitments and contingencies (See Note 6)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,203,596 shares issued and 20,193,466 shares outstanding as of March 31, 2026 and 20,198,290 shares issued and 20,188,160 shares outstanding as of December 31, 2025	2	2
Treasury stock	(502)	(502)
Additional paid-in capital	421,650	421,538
Accumulated deficit	(327,915)	(324,721)
Total stockholders' equity	93,235	96,317
Total liabilities and stockholders' equity	$99,726	$120,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Net revenue	$542	$688
Cost of revenue	158	329
Gross profit	384	359
Operating expenses:
Sales and marketing	825	896
General and administrative	2,703	3,464
Research and development	878	813
Total operating expenses	4,406	5,173
Operating loss	(4,022)	(4,814)
Other income (expense):
Interest expense	(9)	(9)
Interest income	857	1,119
Other expense, net	(20)	(19)
Total other income, net	828	1,091
Loss before taxes	(3,194)	(3,723)
Income tax benefit (expense)	—	—
Net loss	$(3,194)	$(3,723)
Net loss per share, basic and diluted	$(0.16)	$(0.18)
Weighted-average shares used to compute net loss per share, basic and diluted	20,188,210	20,169,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of December 31, 2025	20,198,290	$2	(10,130)	$(502)	$421,538	$(324,721)	$96,317
Release of restricted stock	5,306	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	112	-	112
Net loss	-	-	-	-	-	(3,194)	(3,194)
Balances as of March 31, 2026	20,203,596	$2	(10,130)	$(502)	$421,650	$(327,915)	$93,235

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

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net loss	$(3,194)	$(3,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	112	86
Other adjustments	109	132
Changes in operating assets and liabilities:
Accounts receivable	(174)	(444)
Prepaid expenses and other assets	(11)	(182)
Accounts payable and accrued expenses	305	663
Lease liability payments	(91)	(89)
Deferred revenue	217	222
Net cash used in operating activities	(2,727)	(3,335)
Investing activities
Net cash for investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	-	80
Net cash provided by financing activities	-	80

Net change in cash and cash equivalents	(2,727)	(3,255)
Cash and cash equivalents at the beginning of the period	100,587	112,974
Cash and cash equivalents at the end of the period	$97,860	$109,719

Supplemental disclosure of cash flow information
Interest paid	$9	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. The Company and Basis of Presentation

The Company

Phunware, Inc. and its subsidiaries (the “Company,” "Phunware," "we," "us" or "our") offers a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios and audiences. Our technology is available in a cloud-based prepackaged vertical solution application, Software Development Kit ("SDK") form for organizations developing their own application and through customized development services. We also provide advertising services that drive mobile audience building, user acquisition, application discovery, audience engagement and audience monetization. Founded in 2009, we are a Delaware corporation headquartered in Austin, Texas.

Basis of Presentation

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) and rules and regulations of the Securities and Exchange Commission (“SEC”) and include the Company’s accounts and those of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The balance sheet as of December 31, 2025 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, which are referenced herein. The accompanying interim condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of March 31, 2026 and the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim period.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below.

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

Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. As of March 31, 2026, the Company exceeded FDIC insurance limits in its insured bank accounts by approximately $2.7 million and held approximately $94.9 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased of less than ninety days and are carried at fair value. Unrealized gains are included in interest income in the condensed consolidated statements of operations. As of December 31, 2025, we exceeded FDIC insurance limits by approximately $0.3 million in our insured bank accounts and held approximately $100.0 million non-FDIC insured cash equivalent accounts. The Company had no restricted cash as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026	December 31, 2025
Customer A	27%	-%
Customer B	25%	-%
Customer C	-%	68%
Customer D	9%	12%

Additional Disclosures

Prepaid expenses and other current assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Legal settlement	-	18,500
Other prepaid expenses	675	664
Prepaid expenses and other current assets	675	19,164

Accrued expenses consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Legal settlement and related legal expenses	$-	$19,775
Taxes	48	120
Other	100	10
Total accrued expenses	$148	$19,905

Refer to Note 7, "Commitments and Contingencies" in our Annual Report on Form 10-K filed with the SEC on March 27, 2026 for further discussion on our litigation settlement.

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	March 31,
	2026	2025
Options	1,883	2,190
Restricted stock units	21,952	35,420
Total	23,835	37,610

4. Revenue

Software subscriptions and services revenue consist of software license subscriptions and application development and support services. Advertising revenue is comprised of in-app advertising. Refer to our revenue recognition policy under the subheading, Revenue Recognition, in Note 2, “Summary of Significant Accounting Policies,” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

Disaggregation of Revenue

The following table sets forth our net revenue by category:

	Three months ended March 31,
(in thousands)	2026	2025
Software subscriptions and services	$523	$635
Advertising	19	53
Net revenue	$542	$688

The following table sets forth our concentration of revenue sources as a percentage of total net revenue:

	Three months ended March 31,
	2026	2025
Customer E	20%	35%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 98% of our net revenue from within the United States for the three months ended March 31, 2026 and 98% of our net revenue from within the United States for the three months ended March 31, 2025.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the three months ended March 31, 2026, we recognized revenue of $0.5 million that was included in our deferred revenue balance as of December 31, 2025.

Remaining Performance Obligations

Remaining performance obligations were $3.8 million as of March 31, 2026, of which we expect to recognize approximately 53% as revenue over the next 12 months and the remainder thereafter.

5. Leases

Further information regarding our office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 6, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statements of operations. Lease expense for the three months ended March 31, 2026 and 2025 was $0.1 million and 0.1 million, respectively. The weighted-average remaining lease term for operating leases as of March 31, 2026 was 1.5 years.

Future minimum lease obligations are set forth below:

(in thousands)	Lease Obligations
2026 (Remainder)	$279
2027	284
563
Less: Portion representing interest	(26)
$537

6. Commitments and Contingencies

Litigation

There have been no material changes to the disclosures related to our litigation matters since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 7, "Commitments and Contingencies" and Note 13, "Related Party Transactions," in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

7. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of March 31, 2026, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 20,193,466 and 20,188,160 shares of our common stock outstanding, respectively.

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

During the three months ended March 31, 2025, we sold an aggregate of 14,210, shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million.

8. Stock-Based Compensation

There have been no material changes to the terms of our various equity incentive plans since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 10, “Stock-Based Compensation,” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026 for more information.

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations for all stock-based compensation arrangements is set forth below:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenue	17	15
Sales and marketing	9	8
General and administrative	78	67
Research and development	8	(4)
Total stock-based compensation	$112	$86

As of March 31, 2026, there was approximately $79 of total unrecognized compensation cost related to our stock benefit plans. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 0.67 years.

Restricted Stock Units

A summary of our restricted stock unit activity for the three months ended March 31, 2026 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	17,732	$21.17
Granted	9,526	1.76
Released	(5,306)	15.61
Forfeited	-	-
Outstanding as of March 31, 2026	21,952	$14.09

Stock Options

A summary of our stock option activity under the 2018 Equity Incentive Plan (the “2018 Plan) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,000	$85.00
Granted	-	-
Exercised	-	-
Forfeited	-	$-
Outstanding as of March 31, 2026	1,000	$85.00	6.36	$-
Exercisable as of March 31, 2026	1,000	$85.00	6.36	$-

A summary of our option activity under our 2009 Equity Incentive Plan (the “2009 Plan”) and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	883	$113.56
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding as of March 31, 2026	883	$113.56	2.00	$-
Exercisable as of March 31, 2026	883	$113.56	2.00	$-

Our equity incentive plans had 2,232,794 and 1,232,912 shares of common stock reserved for future issuances as of March 31, 2026 and December 31, 2025, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Plan also will include any shares of common stock subject to stock options granted under the 2009 Plan, that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of March 31, 2026, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 883.

Furthermore, there were 79,543 and 63,167 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of March 31, 2026 and December 31, 2025, respectively.

9. Segment Reporting

Business segments are components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the "CODM") to assess operating performance and allocate resources. Our CODM is our chief executive officer. Our operations are organized by management into operating segments by line of business. The CODM evaluates performance and allocates resources based on the segment operating income (loss) of the operating segments. The Company does not allocate its corporate expense function across its operating segments. We have two reportable segments: (i) software subscriptions and services and (ii) advertising. Certain reclassifications have been made to prior years' figures for compensation and consulting and professional services to conform to current year presentation. No segment-level asset information has been disclosed as our CODM does not review asset information by segment.

Reportable segment information is set forth below:

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Three months ended March 31, 2026
Net revenue	$523	$19	$-	$542
Cost of revenue	146	12	-	158
Gross profit	377	7	-	384

Operating expenses:
Compensation	755	83	388	1,226
Consulting and professional fees	371	1	1,893	2,265
Facilities and insurance	7	1	404	412
Stock-based compensation	15	2	78	95
Other segment expenses(1)	197	1	210	408
Total operating expenses	1,345	88	2,973	4,406
Operating loss	(968)	(81)	(2,973)	(4,022)
Other income	-	-	828	828
Loss before taxes	$(968)	$(81)	$(2,145)	$(3,194)

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Three months ended March 31, 2025
Net revenue	$635	$53	$-	$688
Cost of revenue	302	27	-	329
Gross profit	333	26	-	359

Operating expenses:
Compensation	798	121	432	1,351
Consulting and professional fees	279	-	2,448	2,727
Facilities and insurance	20	1	523	544
Stock-based compensation	-	4	67	71
Other segment expenses(1)	108	6	366	480
Total operating expenses	1,205	132	3,836	5,173
Operating loss	(872)	(106)	(3,836)	(4,814)
Other income	-	-	1,091	1,091
Loss before taxes	$(872)	$(106)	$(2,745)	$(3,723)
(1)
Other segment expenses represent marketing, information technology related expenses, travel and other general operating expenses.

10. Subsequent Events

In April 2026, we granted equity awards of 253,953 restricted stock units to certain non-employee board members and a former board member pursuant to the Company's Outside Director Compensation Policy with a grant date fair value of $1.85. The awards vested immediately.

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

Overview

We offer a fully integrated software platform that equips companies with the products, solutions and services necessary to engage, manage and monetize their mobile application portfolios and audiences. Our mobile software subscriptions and services offerings include a combination of application frameworks, SDKs, cloud-based services and related capabilities designed to support digital engagement, operational workflows and user experiences and include the following:

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

In October 2024, we announced the commencement of our investments into artificial intelligence (AI). We use, and plan to use, AI in various contexts within our internal systems and our software platform, products and services offerings.

The AI technology we have initially used in the context of our platform to date is generative AI. We actively utilize generative AI tools to streamline internal processes and workflows for mobile app creation and development. We presently utilize generative AI in product features which are available for purchase by customers. We also plan to use predictive and agentic AI tools in the future to further enhance these processes and to create additional platforms, products and services involving predictive and agentic AI and related small language models. By developing and applying these technologies, we expect to improve the quality and personalization of our mobile apps for customers and drastically reduce the time required to adapt our mobile app development framework to meet specific customer needs. We anticipate that these efficiencies will enable the Company to reduce mobile app development costs significantly and make high-quality mobile apps more accessible and affordable for all sizes of businesses and enterprises, specifically in the hospitality, healthcare and other large property-related verticals.

We recently developed an AI Concierge generative AI product feature with functionalities to serve as a human-like interface in our mobile apps for hospitality customers to enhance customer engagement with guests and other visitors and provide customers with innovative opportunities to further monetize their products and services with those users. We are selling this AI product feature to current and existing customers. We also designed and demonstrated, at a major hospitality conference, an agentic AI hospitality-related product feature with functionalities to interact with and perform tasks for customer guests and are further developing this type of AI product feature and related functionalities as part of our platform for current and existing customers. For instance, we anticipate this type of AI product feature will be able to provide information about and book reservations for guests at restaurants located on customer properties and for other events. Our agentic AI product feature is still in the development and testing phase.

We continue to invest in AI, including generative, predictive and agentic AI, and in the integration of AI capabilities into our platforms, products and services. We will continue to evaluate our investments in AI and align investment and resource allocation in the platforms, products and markets where we believe we can generate the greatest benefits for customers and opportunities for shareholder returns. Our AI related investments are in the research and development phase. Refer to "Risk Factors", located in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

We intend to continue investing in AI, and continue innovating and evolving our platforms, products and services, for long-term growth and enterprise value. We have also invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We plan to continue investing in the development and improvement of new platforms, products and services to address customers’ needs. We currently do not expect to be profitable in the near future.

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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 75% of our backlog as of March 31, 2026 will be invoiced during the subsequent 12-month period.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended March 31,
(in thousands)	2026	2025
Bookings	$92	$359

The follow table sets forth our backlog and deferred revenue:

(in thousands)	March 31, 2026	December 31, 2025
Backlog	$1,667	$2,275
Deferred revenue	1,972	1,755
Total backlog and deferred revenue	$3,639	$4,030

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

GAAP Financial Measures	Three months ended March 31,
(in thousands, except percentages)	2026	2025
Gross profit	$384	$359
Gross margin	70.8%	52.2%
Net loss	$(3,194)	$(3,723)

Non-GAAP Financial Measures	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Adjusted gross profit (1)	$401	$374
Adjusted gross margin (1)	74.0%	54.4%
Adjusted EBITDA (2)	$(3,928)	$(4,743)

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

	Three Months Ended March 31,
(in thousands, except percentages)	2026	2025
Gross profit	$384	$359
Add back: Stock-based compensation	17	15
Adjusted gross profit	$401	$374
Adjusted gross margin	74.0%	54.4%

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(3,194)	$(3,723)
Add back: Depreciation	2	4
Add back: Interest expense	9	9
Less: Interest income	(857)	(1,119)
EBITDA	(4,040)	(4,829)
Add back: Stock-based compensation	112	86
Adjusted EBITDA	$(3,928)	$(4,743)

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

Software subscriptions and services gross profit is equal to software subscriptions and services revenue less the cost of personnel and related costs for our support and professional services employees, external consultants, stock-based compensation and allocated overhead. Costs associated with our development and project management teams are generally recognized as incurred. Costs directly attributable to the development or support of applications relating to software subscription customers are included in cost of sales, whereas costs related to the ongoing development and maintenance of our software platform are expensed in research and development. As a result, software subscriptions and services gross profit may fluctuate from period to period.

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

Sales and Marketing Expense. Sales and marketing expense is comprised of compensation, commission expense, variable incentive pay and benefits related to sales personnel, travel expenses, other employee related costs such as stock-based compensation and expenses related to marketing programs and promotional activities. Our sales and marketing expense may increase in absolute dollars as we increase our sales and marketing organizations as we plan to increase revenue but may fluctuate as a percentage of our total revenue from period to period.

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

Research and Development Expense. Research and development expenses consist primarily of employee compensation costs, software platform and AI development and maintenance costs and overhead allocation. We believe that continued investment in our platform is important for our growth. As a result, our research and development expenses may increase in absolute dollars as our business grows but may fluctuate as a percentage of revenue from period to period.

Results of Operations

Net Revenue

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Revenue
Software subscriptions and services	$523	$635	$(112)	(17.6%)
Advertising	19	53	(34)	(64.2%)
Net revenue	$542	$688	$(146)	(21.2%)
Software subscriptions and services as a percentage of total revenue	96.5%	92.3%
Advertising as a percentage of total revenue	3.5%	7.7%

Net revenue decreased by approximately $0.15 million, or (21.2%), for the three months ended March 31, 2026, compared to the corresponding period in 2025, as a result of a decrease in development fees related to customer contract deliveries.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Cost of Revenue
Software subscriptions and services	$146	$302	$(156)	(51.7%)
Advertising	12	27	(15)	(55.6%)
Total cost of revenue	$158	$329	$(171)	(52.0%)
Gross Profit
Software subscriptions and services	$377	$333	$44	13.2%
Advertising	7	26	(19)	(73.1%)
Total gross profit	$384	$359	$25	7.0%
Gross Margin
Software subscriptions and services	72.1%	52.4%
Advertising	36.8%	49.1%
Total gross margin	70.8%	52.2%

Total gross profit increased minimally by approximately $0.03 million, or 7.0%, for the three months ended March 31, 2026, compared to the corresponding period in 2025. Cost of revenue decreased and gross margin percentage increased as a result of fewer employees working on customer-related projects.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Operating expenses
Sales and marketing	$825	$896	$(71)	(7.9%)
General and administrative	2,703	3,464	(761)	(22.0%)
Research and development	878	813	65	8.0%
Total operating expenses	$4,406	$5,173	$(767)	(14.8%)

Sales and Marketing

Sales and marketing expense decreased approximately $0.07 million, or (7.9%) for the three months ended March 31, 2026, compared to the corresponding period in 2025, due to a decrease in full-time headcount, offset by an increase in sales and marketing related consultants.

General and Administrative

General and administrative expense decreased approximately $0.76 million, or (22.0%), for the three months ended March 31, 2026, compared to the corresponding period in 2025, primarily due to a decrease in legal expenses and other professional fees.

Research and Development

Research and development expense increased approximately $0.07 million, or 8.0%, for the three months ended March 31, 2026, compared to the corresponding period in 2025, primarily due to headcount being dedicated to more research and development projects.

Other Expense

	Three Months Ended March 31,
(in thousands)	2026	2025
Other income (expense)
Interest expense	$(9)	$(9)
Interest income	857	1,119
Other income, net	(20)	(19)
Total other income	$828	$1,091

During the three months ended March 31, 2026 and 2025, we recorded other income of approximately $0.83 million and $1.09 million, respectively, primarily as a result of interest income earned from cash and cash equivalents.

Liquidity and Capital Resources

As of March 31, 2026, we held total cash of approximately $97.9 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

Although we expect to generate operating losses and negative operating cash flows in the future, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spending to support development efforts, additional investments in AI technology platform and systems and infrastructure, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in additional companies and assets, technologies, intellectual property rights, digital assets and build and develop additional platforms and systems for our products and services and create new products and services. We may be required to seek additional equity or debt financings. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.

The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Consolidated statement of cash flows
Net cash used in operating activities	$(2,727)	$(3,335)
Net cash for investing activities	$-	$-
Net cash provided by financing activities	$-	$80

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

We utilized $2.7 million of cash from operating activities during the three months ended March 31, 2026, resulting in a net loss of $3.2 million. The net loss included non-cash charges of $0.1 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash increase of $0.3 million.

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

Investing Activities

We did not have any investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

We did not have any financing activities during the three months ended March 31, 2026. Our financing activities during the three months ended March 31, 2025 consisted of sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.

Contractual Obligations

Information set forth in Note 5, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through March 31, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Recent Accounting Pronouncements

Refer to Note 2, “Summary of Significant Accounting Policies,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for analysis of recent accounting pronouncements applicable to our business.

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

Except for the changes described in Note 2, “Summary of Significant Accounting Policies,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 27, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers (as defined below), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

As previously disclosed, in 2023, as a result of cost cutting measures and headcount turnover in our accounting function, management identified a material weakness in internal control over financial reporting as business process controls across the Company’s financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer. During 2024, the Company implemented additional review controls to ensure proper segregation of duties in our financial reporting processes. Then, the Company's Chief Financial Officer departed the Company on November 30, 2024, which resulted in a delay in the completion of the implementation of our remediation plan for this material weakness. However, the Company recently engaged with an independent contractor who is a senior-level finance and accounting professional to perform specific functions and serve as a reviewer as appropriate to remediate the material weakness and otherwise implement a framework for appropriate segregation of duties as noted above.

Management believes that the remediation measures described above, when successfully implemented, will strengthen our internal control over financial reporting and remediate the material weakness we have identified. However, the material weakness in our internal control over financial reporting will not be considered fully remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested and concluded by management to be designed and operating effectively.

Management will update current processes and/or provide sufficient resources to properly mitigate this material weakness. Management is committed to continuous improvement of our internal control over financial reporting and will continue to diligently review our financial reporting controls and procedures. However, we cannot provide any guarantee that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company legal proceedings styled as Wild Basin Investments, LLC, et al. v. Phunware, Inc., et al., filed in the Court of Chancery of the State of Delaware (Cause No. 2022-0168-LWW) and Phunware, Inc. v. Wilson Sonsini Goodrich & Rosati, Professional Corporation, Does 1-25, Case No. 21CV386411, originally filed in the Superior Court of the State of California and then removed to arbitration in California, were settled and released by the Company and the other applicable parties pursuant to a Settlement Agreement and Mutual Release of Claims on or about February 25, 2026, and dismissed with prejudice on or about March 17, 2026.

On July 13, 2025, the Company and Rahul Mewawalla, then a Class I Director and Chairperson of the Board, executed an Executive Chairman and Chief AI Architect Agreement (the "EC Agreement"). Among other provisions, the EC Agreement provided for (i) cash compensation in the amount of $50,000 per month, payable per the Company’s regular payroll cycle for a term of six months, (ii) continued cash and equity compensation that is due and payable in accordance with the Company's compensation policy for its board members and (iii) nomination of Mr. Mewawalla as a member of the Board at the Company's 2026 annual meeting of stockholders. On August 4, 2025, the Board formed a special committee consisting of its other two disinterested independent directors to consider the circumstances under which the EC Agreement was entered into. The special committee concluded that there was a proper basis to rescind the EC Agreement. The Company then rescinded the EC Agreement and notified Mr. Mewawalla in writing of such rescission on August 7, 2025. The Company did not and has not paid any compensation under the EC Agreement.

On October 1, 2025, Mr. Mewawalla filed a demand for arbitration and statements of claims against the Company with the American Arbitration Association (Case No. 01-25-004-9738) alleging, among other things, that the Company breached the EC Agreement, the Company’s rescission of the EC Agreement was not justified, unpaid compensation, retaliation/wrongful termination, defamation and violations of other Washington state employment-related laws. Mr. Mewawalla seeks relief of amounts allegedly due, double damages where applicable, interest, fees, cost and punitive damages where applicable. He further sought interim and injunctive relief, including a declaration that the EC Agreement remains in force and continued service and compliance with the EC Agreement. The Company responded to Mr. Mewawalla's initial arbitration demand claims for injunctive relief on November 6, 2025. On December 15, 2025, the arbitrator issued an order denying his motion for interim and injunctive relief. Mr. Mewawalla filed an amended statement of claim against the Company on January 16, 2026, in which he alleges, among other things, amended claims and various specific categories and amounts of damages which collectively exceed $34 million. The Company filed its response to the amended statement of claims on February 6, 2026. The arbitration proceeding is currently in the discovery phase and the hearing is currently scheduled to occur in September 2026. The Company believes its rescission of the EC Agreement was proper, in accordance with applicable law and rejects all of Mr. Mewawalla's allegations, claims and asserted damages amounts. The Company is vigorously disputing and defending against all allegations, claims and asserted damages amounts made by Mr. Mewawalla in this arbitration.

The information set forth under the “Litigation” subheading in Note 6, “Commitments and Contingencies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K filed with the SEC on March 27, 2026 for the year ended December 31, 2025 and the information set forth below or contained elsewhere in this Report. The risks and uncertainties described within our Form 10-K for the year ended December 31, 2025 and set forth below are not the only risks we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business or results of operations.

Activist investors could cause us to incur substantial costs, divert management's attention and cause a disruption to or uncertainty about the strategic direction of our business.

Publicly-traded companies have increasingly become subject to activist investor campaigns. We have received communications by an activist investor urging us to take certain corporate actions. Activist investors may propose changes to our board composition, executive compensation or other governance policies. Responding to actions of an activist investor may be a significant distraction for our management team and could require us to expend significant time and resources, including legal, insurance, administrative and proxy solicitation expenses and associated costs. In addition, perceived uncertainties as to our future direction that can arise from potential changes sought by activist investors may lead to the perception of a change in the strategic direction of the business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers or other partners, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Any of these conditions could materially affect our business, results of operations, cash flows and financial condition or cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

10.2

Amendment No. 1 to Confidential Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated January 14, 2026 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A (File No. 001-37862), filed with the SEC on January 21, 2026).

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

May 11, 2026	Phunware, Inc.

	By:	/s/ Jeremy Krol
	Name:	Jeremy Krol
	Title:	Interim Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)