Form 10-Q
period 2026-06-30
Phunware, Inc.
filed 2026-08-10
CIK 1665300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 5, 2026, 20,462,675 shares of common stock, par value $0.0001 per share, were outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Phunware, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share information)

	June 30,	December 31,
	2026	2025
Assets:	(Unaudited)
Current assets:
Cash and cash equivalents	$92,133	$100,587
Accounts receivable, net of allowance for credit losses of $113 as of June 30, 2026 and December 31, 2025	191	300
Digital currencies	61	96
Prepaid expenses and other current assets	567	19,164
Total current assets	92,952	120,147
Non-current assets:
Property and equipment, net	8	11
Right-of-use asset, net	401	552
Other assets	158	158
Total non-current assets	567	721
Total assets	$93,519	$120,868

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,761	$1,070
Accrued expenses	289	19,905
Deferred revenue	1,075	1,386
Lease liability	358	342
PhunCoin subscription payable	1,202	1,202
Total current liabilities	4,685	23,905
Deferred revenue	229	369
Lease liability	95	277
Total noncurrent liabilities	324	646
Total liabilities	5,009	24,551
Commitments and contingencies (See Note 6)	-	-
Stockholders' equity
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 20,459,152 shares issued and 20,449,022 shares outstanding as of June 30, 2026 and 20,198,290 shares issued and 20,188,160 shares outstanding as of December 31, 2025	2	2
Treasury stock	(502)	(502)
Additional paid-in capital	422,174	421,538
Accumulated deficit	(333,164)	(324,721)
Total stockholders' equity	88,510	96,317
Total liabilities and stockholders' equity	$93,519	$120,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share information)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net revenue	$799	$455	$1,341	$1,143
Cost of revenue	248	265	406	594
Gross profit	551	190	935	549
Operating expenses:
Sales and marketing	1,283	690	2,108	1,586
General and administrative	3,864	2,790	6,567	6,254
Research and development	1,453	970	2,331	1,783
Total operating expenses	6,600	4,450	11,006	9,623
Operating loss	(6,049)	(4,260)	(10,071)	(9,074)
Other income (expense):
Interest expense	(9)	(5)	(18)	(14)
Interest income	818	1,094	1,675	2,213
Other expense, net	(9)	27	(29)	8
Total other income, net	800	1,116	1,628	2,207
Loss before taxes	(5,249)	(3,144)	(8,443)	(6,867)
Income tax benefit (expense)	—	—	—	—
Net loss	$(5,249)	$(3,144)	$(8,443)	$(6,867)
Net loss per share, basic and diluted	$(0.26)	$(0.16)	$(0.42)	$(0.34)
Weighted-average shares used to compute net loss per share, basic and diluted	20,431,227	20,171,639	20,309,719	20,170,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except share information)

(Unaudited)

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of March 31, 2026	20,203,596	$2	(10,130)	$(502)	$421,650	$(327,915)	$93,235
Release of restricted stock	255,556	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	524	-	524
Net loss	-	-	-	-	-	(5,249)	(5,249)
Balances as of June 30, 2026	20,459,152	$2	(10,130)	$(502)	$422,174	$(333,164)	$88,510

Balances as of December 31, 2025	20,198,290	$2	(10,130)	$(502)	$421,538	$(324,721)	$96,317
Release of restricted stock	260,862	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	636	-	636
Net loss	-	-	-	-	-	(8,443)	(8,443)
Balances as of June 30, 2026	20,459,152	$2	(10,130)	$(502)	$422,174	$(333,164)	$88,510

					Additional		Total
	Common Stock		Treasury stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances as of March 31, 2025	20,180,875	$2	(10,130)	$(502)	$421,169	$(317,043)	$103,626
Release of restricted stock	2,168	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	118	-	118
Net loss	-	-	-	-	-	(3,144)	(3,144)
Balances as of June 30, 2025	20,183,043	$2	(10,130)	$(502)	$421,287	$(320,187)	$100,600

Balances as of December 31, 2024	20,166,665	$2	(10,130)	$(502)	$421,003	$(313,320)	$107,183
Release of restricted stock	2,168	-	-	-	-	-	-
Sales of common stock, net of issuance costs	14,210	-	-	-	80	-	80
Stock-based compensation expense	-	-	-	-	204	-	204
Net loss	-	-	-	-	-	(6,867)	(6,867)
Balances as of June 30, 2025	20,183,043	$2	(10,130)	$(502)	$421,287	$(320,187)	$100,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Phunware, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net loss	$(8,443)	$(6,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	636	204
Other adjustments	205	193
Changes in operating assets and liabilities:
Accounts receivable	109	(126)
Prepaid expenses and other assets	97	(50)
Accounts payable and accrued expenses	(425)	(153)
Lease liability payments	(182)	(178)
Deferred revenue	(451)	187
Net cash used in operating activities	(8,454)	(6,790)
Investing activities
Net cash for investing activities	-	-
Financing activities
Proceeds from sales of common stock, net of issuance costs	-	80
Net cash provided by financing activities	-	80

Net change in cash and cash equivalents	(8,454)	(6,710)
Cash and cash equivalents at the beginning of the period	100,587	112,974
Cash and cash equivalents at the end of the period	$92,133	$106,264

Supplemental disclosure of cash flow information
Interest paid	$18	$14
Income taxes paid	$-	$21

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

The balance sheet as of December 31, 2025 was derived from our audited consolidated financial statements, but these interim condensed consolidated financial statements do not include all the annual disclosures required by U.S. GAAP. These interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, which are referenced herein. The accompanying interim condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with the audited financial statements, pursuant to the rules and regulations of the SEC for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP and the SEC have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary to fairly state our financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim period.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements. The amendments in this ASU clarify interim disclosure requirements and the applicability of Topic 270. It does not fundamentally change the nature of interim reporting or expand/reduce disclosure requirements but makes the guidance easier to navigate and apply. This ASU compiles a list of required interim disclosures from across the GAAP Codification into ASC 270, making it easier for preparers to identify what disclosures are required for interim periods. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is still evaluating the impact of the adoption of this ASU.

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

Although we limit our exposure to credit loss by depositing our cash with established financial institutions that management believes have good credit ratings and represent minimal risk of loss of principal, our deposits, at times, may exceed Federal Deposit Insurance Corporation ("FDIC") insured limits. Cash and cash equivalents consist of demand deposits and highly liquid investments, such as money market funds, with original maturities of three months or less. As of June 30, 2026, the Company exceeded FDIC insurance limits in its insured bank accounts by approximately $0.2 million and held approximately $91.7 million in non-FDIC insured cash equivalent accounts. Included in cash equivalents are money market investments with original maturity dates when purchased of less than ninety days and are carried at fair value. Unrealized gains are included in interest income in the condensed consolidated statements of operations. As of December 31, 2025, we exceeded FDIC insurance limits by approximately $0.3 million in our insured bank accounts and held approximately $100.0 million non-FDIC insured cash equivalent accounts. The Company had no restricted cash as of June 30, 2026 and December 31, 2025.

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

	June 30, 2026	December 31, 2025
Customer A	44%	-%
Customer B	22%	2%
Customer C	19%	-%
Customer D	-%	68%
Customer E	-%	12%

Additional Disclosures

Prepaid expenses and other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Legal settlement	$-	$18,500
Other prepaid expenses	567	664
Prepaid expenses and other current assets	$567	$19,164

Accrued expenses consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Legal settlement and related legal expenses	$-	$19,775
Taxes	8	120
Other	281	10
Total accrued expenses	$289	$19,905

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

The following table sets forth common stock equivalents that have been excluded from the computation of dilutive weighted average shares outstanding as their inclusion would have been anti-dilutive:

	June 30,
	2026	2025
Options	107,703	1,883
Restricted stock units	442,487	33,252
Total	550,190	35,135

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

Disaggregation of Revenue

The following table sets forth our net revenue by category:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Software subscriptions and services	$747	$433	$1,270	$1,068
Advertising	52	22	71	75
Net revenue	$799	$455	$1,341	$1,143

The following table sets forth our concentration of revenue sources as a percentage of total net revenue:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Customer F	13%	28%	16%	32%
Customer G	31%	-%	21%	-%
Customer H	6%	11%	7%	9%

We generate revenue in domestic and foreign regions and attribute net revenue to individual countries based on the location of the contracting entity. We derived 99% and 98% of our net revenue from within the United States for the three and six months ended June 30, 2026, respectively, and 98% of our net revenue from within the United States for both the three and six months ended June 30, 2025.

Deferred Revenue

Deferred revenue consists of customer billings or payments received in advance of the recognition of revenue under the arrangements with customers. We recognize deferred revenue as revenue only when revenue recognition criteria are met. During the six months ended June 30, 2026, we recognized revenue of $1.0 million that was included in our deferred revenue balance as of December 31, 2025.

Remaining Performance Obligations

Remaining performance obligations were $3.2 million as of June 30, 2026, of which we expect to recognize approximately 59% as revenue over the next 12 months and the remainder thereafter.

5. Leases

Further information regarding our office leases and accounting thereof are located in Note 2, “Summary of Significant Accounting Policies,” and Note 6, “Leases,” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in general and administrative expense in our condensed consolidated statements of operations. Lease expense for the three months ended June 30, 2026 and 2025 was $0.1 million and $0.1 million, respectively. Lease expense for the six months ended June 30, 2026 and 2025 was $0.2 million and $0.2 million, respectively. The weighted-average remaining lease term for operating leases as of June 30, 2026 was 1.25 years.

Future minimum lease obligations are set forth below:

(in thousands)	Lease Obligations
2026 (Remainder)	$187
2027	284
471
Less: Portion representing interest	(18)
$453

6. Commitments and Contingencies

Litigation

There have been no material changes to the disclosures related to our litigation matters since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 7, "Commitments and Contingencies" and Note 13, "Related Party Transactions," in our Annual Report on Form 10-K filed with the SEC on March 27, 2026.

7. Stockholders’ Equity

Common Stock

Total common stock authorized to be issued as of June 30, 2026, was 1,000,000,000 shares, with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 20,449,022 and 20,188,160 shares of our common stock outstanding, respectively.

On May 21, 2026, we entered into an Equity Distribution Agreement with The Benchmark Company ("Benchmark") and StoneX Financial, Inc. ("StoneX"), pursuant to which we can offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $15.3 million through Benchmark and StoneX as agents.

During the six months ended June 30, 2026, we did not sell any shares of our common stock under the Equity Distribution Agreement with Benchmark and StoneX.

On June 4, 2024, we entered into an Equity Distribution Agreement with Canaccord Genuity LLC (“Canaccord”), as representative of certain agents, pursuant to which we could offer and sell, from time to time, shares of our common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $120 million, through the agents. Additionally, on November 1, 2024, we entered into an Amended and Restated Equity Distribution Agreement with Canaccord, as representative of certain agents, pursuant to which we increased the aggregate amount of shares of our common stock that we could sell under our at-the-market facility to an aggregate offering price of approximately $171.5 million. On February 9, 2025, the registration statement which registered the shares issuable under the Amended and Restated Equity Distribution Agreement expired and the agreement with Canaccord terminated officially via a Notice of Termination effective May 13, 2026.

During the six months ended June 30, 2025, we sold an aggregate of 14,210 shares of our common stock under our Equity Distribution Agreement with Canaccord for aggregate gross cash proceeds of $0.1 million.

8. Stock-Based Compensation

Except as set forth below, there have been no material changes to the terms of our various equity incentive plans since the filing of our Annual Report on Form 10-K for the year ended December 31, 2025. Refer to Note 10, “Stock-Based Compensation,” in our Annual Report on Form 10-K filed with the SEC on March 27, 2026 for more information.

2026 Inducement Plan

In June 2026, our board of directors adopted the Phunware, Inc. 2026 Inducement Plan (the " 2026 Inducement Plan"). As permitted by Nasdaq Listing Rules, our stockholders were not required to approve the 2026 Inducement Plan. The 2026 Inducement Plan provides for the issuance of up to 1,500,000 shares of our common stock under awards granted to newly hired employees. An "award" is any right to receive common stock of the Company consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards or restricted stock units. Shares will be delivered electronically to the holder shortly after exercise or vest date pursuant to an effective registration statement, including, without limitation, the registration statement on Form S-8 (File No. 333-297031) dated effective June 25, 2026.

Stock-Based Compensation

Compensation costs that have been included in our condensed consolidated statements of operations for all stock-based compensation arrangements are set forth below:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	16	15	$33	$30
Sales and marketing	3	9	12	17
General and administrative	500	89	578	156
Research and development	5	5	13	1
Total stock-based compensation	$524	$118	$636	$204

Restricted Stock Units

A summary of our restricted stock unit activity related to our various equity incentive plans for the six months ended June 30, 2026 is set forth below:

	Shares	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2025	17,732	$21.17
Granted	686,759	1.10
Released	(260,862)	2.28
Forfeited	(1,142)	4.47
Outstanding as of June 30, 2026	442,487	$1.21

In April 2026, we granted equity awards of 253,953 restricted stock units to certain non-employee board members and a former board member pursuant to the Company's Outside Director Compensation Policy with a grant date fair value of $1.85. The awards vested immediately.

In June 2026, we granted an equity award of 105,820 time-based restricted stock units to a newly hired executive with a grant date fair value of $1.89. The grant is subject to a three-year vesting schedule with one-third of the grant vesting on May 13, 2027, and the remaining amount vesting in quarterly installments thereafter, subject to the executive's continued employment with the Company.

We also granted the executive an equity award of 317,460 performance-based restricted stock units. The performance-based restricted stock units are subject to the executive's achievement of a volume weighted average price of the Company's common stock at or above $5.00 for 20 days and revenue of at least $4.5 million for a trailing 12-month period (excluding professional services revenue). The vesting may be prorated at the discretion of the Company's Board of Directors in the event the executive terminates from the Company without cause within one year. The term of the grant is one year and is subject to the executive's continued employment with the Company.

As of June 30, 2026, there was approximately $0.3 million of total unrecognized compensation cost related to restricted stock grants. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 2.24 years.

Stock Options

A summary of our stock option activity related to our various equity incentive plans for the six months ended June 30, 2026 is set forth below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,883	$98.39		$-
Granted	105,820	5.00
Exercised	-	-
Forfeited	-	-
Outstanding as of June 30, 2026	107,703	6.63	9.89	$-
Exercisable as of June 30, 2026	1,883	$98.39	4.06	$-

In June 2026, we granted an equity award in the form of a non-statutory stock option to purchase 105,820 shares of Company common stock to a newly hired executive with an exercise price of $5.00 per share. The grant is subject to a four-year vesting schedule with one-fourth of the grant vesting on May 13, 2027, and the remaining amount vesting in quarterly installments thereafter, subject to the executive’s continued employment with the Company.

As of June 30, 2026, there was approximately $0.2 million of total unrecognized compensation cost related to stock option grants. These unrecognized compensation costs are expected to be recognized over an estimated weighted-average period of approximately 3.87 years.

Additional Disclosures

Our equity incentive plans had 2,950,883 and 1,232,912 shares of common stock reserved for future issuances as of June 30, 2026 and December 31, 2025, respectively. In addition, the shares of common stock reserved for issuance under the 2018 Equity Incentive Plan (the "2018 Plan") will also include any shares of common stock subject to stock options granted under the 2009 Equity Incentive Plan (the "2009 Plan"), that expire or otherwise terminate without having been exercised in full and shares of common stock issued pursuant to awards granted under the 2009 Plan that are forfeited. As of June 30, 2026, the maximum number of shares of common stock that may be added to the 2018 Plan pursuant to the foregoing is 883.

Furthermore, there were 79,543 and 63,167 shares of common stock available for sale and reserved for issuance under our 2018 Employee Stock Purchase Plan as of June 30, 2026 and December 31, 2025, respectively.

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

Reportable segment information is set forth below:

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Three months ended June 30, 2026
Net revenue	$747	$52	$-	$799
Cost of revenue	235	13	-	248
Gross profit	512	39	-	551

Operating expenses:
Compensation	728	81	532	1,341
Consulting and professional fees	1,133	-	2,327	3,460
Facilities and insurance	9	1	393	403
Stock-based compensation	6	2	500	508
Other segment expenses(1)	514	2	372	888
Total operating expenses	2,390	86	4,124	6,600
Operating loss	(1,878)	(47)	(4,124)	(6,049)
Other income	-	-	800	800
Loss before taxes	$(1,878)	$(47)	$(3,324)	$(5,249)

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Six months ended June 30, 2026
Net revenue	$1,270	$71	$-	$1,341
Cost of revenue	381	25	-	406
Gross profit	889	46	-	935

Operating expenses:
Compensation	1,483	164	920	2,567
Consulting and professional fees	1,504	1	4,220	5,725
Facilities and insurance	16	2	797	815
Stock-based compensation	21	4	578	603
Other segment expenses(1)	711	3	582	1,296
Total operating expenses	3,735	174	7,097	11,006
Operating loss	(2,846)	(128)	(7,097)	(10,071)
Other income	-	-	1,628	1,628
Loss before taxes	$(2,846)	$(128)	$(5,469)	$(8,443)

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Three months ended June 30, 2025
Net revenue	$433	$22	$-	$455
Cost of revenue	243	22	-	265
Gross profit	190	-	-	190

Operating expenses:
Compensation	685	118	558	1,361
Consulting and professional fees	322	-	1,645	1,967
Facilities and insurance	12	1	403	416
Stock-based compensation	10	4	89	103
Other segment expenses(1)	127	11	465	603
Total operating expenses	1,156	134	3,160	4,450
Operating loss	(966)	(134)	(3,160)	(4,260)
Other income	-	-	1,116	1,116
Loss before taxes	$(966)	$(134)	$(2,044)	$(3,144)

(in thousands)	Software Subscriptions & Services	Advertising	Corporate	Six months ended June 30, 2025
Net revenue	$1,068	$75	$-	$1,143
Cost of revenue	545	49	-	594
Gross profit	523	26	-	549

Operating expenses:
Compensation	1,483	239	990	2,712
Consulting and professional fees	601	-	4,093	4,694
Facilities and insurance	32	2	926	960
Stock-based compensation	10	8	156	174
Other segment expenses(1)	235	17	831	1,083
Total operating expenses	2,361	266	6,996	9,623
Operating loss	(1,838)	(240)	(6,996)	(9,074)
Other income	-	-	2,207	2,207
Loss before taxes	$(1,838)	$(240)	$(4,789)	$(6,867)
(1)
Other segment expenses represent marketing, information technology related expenses, travel and other general operating expenses.

10. Subsequent Events

The Company has evaluated subsequent events for the period from June 30, 2026 through the date the condensed consolidated financial statements were issued and determined that no events require recognition or disclosure.

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

We recently developed an AI Concierge generative AI product feature with functionalities to serve as a human-like interface in our mobile apps for hospitality customers to enhance customer engagement with guests and other visitors and provide customers with innovative opportunities to further monetize their products and services with those users. We are selling this AI product feature to current and existing customers. We also designed and demonstrated, at a major hospitality conference, an agentic AI hospitality-related product feature with functionalities to interact with and perform tasks for customer guests and are further developing this type of AI product feature and related functionalities as part of our platform. For instance, we anticipate this type of AI product feature will be able to provide information about and book reservations for guests at restaurants located on customer properties and for other events. Our agentic AI product feature is still in the development and testing phase.

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

We intend to continue investing in AI and innovating and evolving our platforms, products and services for long-term growth and enterprise value. We have also invested and expect to continue investing in the expansion of our ability to market, sell and provide our current and future products and services to customers globally. We plan to continue investing in the development and improvement of new platforms, products and services to address customers’ needs. We currently do not expect to be profitable in the near future.

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
•
Backlog represents future amounts to be invoiced under our active contracts. At any point in the contract term, there can be amounts that we have not yet been contractually able to invoice. Until such time as these amounts are invoiced, they are not recorded in revenue, deferred revenue, accounts receivable or elsewhere in our condensed consolidated financial statements and are considered by us to be backlog. We expect backlog to fluctuate up or down from period to period for several reasons, including the timing and duration of customer contracts, varying billing cycles and the timing and duration of customer renewals. We reasonably expect approximately 71% of our backlog as of June 30, 2026 will be invoiced during the subsequent 12-month period.
•
Deferred revenue consists of amounts that have been invoiced but have not yet been recognized as revenues as of the end of a reporting period. Together, the sum of deferred revenue and backlog represents the total billed and unbilled contract value yet to be recognized in revenues and provides visibility into future revenue streams.

The following table sets forth our software and subscriptions bookings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net bookings	$229	$568	$321	$927

The follow table sets forth our backlog and deferred revenue:

(in thousands)	June 30, 2026	December 31, 2025
Backlog	$1,783	$2,275
Deferred revenue	1,304	1,755
Total backlog and deferred revenue	$3,087	$4,030

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

GAAP Financial Measures	Three months ended June 30,		Six months ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Gross profit	$551	$190	$935	$549
Gross margin	69.0%	41.8%	69.7%	48.0%
Net loss	$(5,249)	$(3,144)	$(8,443)	$(6,867)

Non-GAAP Financial Measures	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Adjusted gross profit (1)	$567	$205	$968	$579
Adjusted gross margin (1)	71.0%	45.1%	72.2%	50.7%
Adjusted EBITDA (2)	$(5,532)	$(4,111)	$(9,460)	$(8,854)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2026	2025	2026	2025
Gross profit	$551	$190	$935	$549
Add back: Stock-based compensation	16	15	33	30
Adjusted gross profit	$567	$205	$968	$579
Adjusted gross margin	71.0%	45.1%	72.2%	50.7%

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(5,249)	$(3,144)	$(8,443)	$(6,867)
Add back: Depreciation	2	4	4	8
Add back: Interest expense	9	5	18	14
Less: Interest income	(818)	(1,094)	(1,675)	(2,213)
EBITDA	(6,056)	(4,229)	(10,096)	(9,058)
Add back: Stock-based compensation	524	118	636	204
Adjusted EBITDA	$(5,532)	$(4,111)	$(9,460)	$(8,854)

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

Results of Operations

Net Revenue

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Revenue
Software subscriptions and services	$747	$433	$314	72.5%
Advertising	52	22	30	136.4%
Net revenue	$799	$455	$344	75.6%
Software subscriptions and services as a percentage of total revenue	93.5%	95.2%
Advertising as a percentage of total revenue	6.5%	4.8%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Revenue
Software subscriptions and services	$1,270	$1,068	$202	18.9%
Advertising	71	75	(4)	(5.3%)
Net revenue	$1,341	$1,143	$198	17.3%
Software subscriptions and services as a percentage of total revenue	94.7%	93.4%
Advertising as a percentage of total revenue	5.3%	6.6%

Net revenue increased by approximately $0.3 million, or 75.6%, for the three months ended June 30, 2026, compared to the corresponding period in 2025, as a result of a customer-initiated early contract termination.

Net revenue increased by approximately $0.2 million, or 17.3%, for the six months ended June 30, 2026, compared to the corresponding period in 2025, as a result of a customer-initiated early contract termination, which was partially offset by a decrease in development services revenue.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Cost of Revenue
Software subscriptions and services	$235	$243	$(8)	(3.3%)
Advertising	13	22	(9)	(40.9%)
Total cost of revenue	$248	$265	$(17)	(6.4%)
Gross Profit
Software subscriptions and services	$512	$190	$322	169.5%
Advertising	39	-	39	0.0%
Total gross profit	$551	$190	$361	190.0%
Gross Margin
Software subscriptions and services	68.5%	43.9%
Advertising	75.0%	0.0%
Total gross margin	69.0%	41.8%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Cost of Revenue
Software subscriptions and services	$381	$545	$(164)	(30.1%)
Advertising	25	49	(24)	(49.0%)
Total cost of revenue	$406	$594	$(188)	(31.6%)

Gross Profit
Software subscriptions and services	$889	$523	$366	70.0%
Advertising	46	26	20	76.9%
Total gross profit	$935	$549	$386	70.3%

Gross Margin
Software subscriptions and services	70.0%	49.0%
Advertising	64.8%	34.7%
Total gross margin	69.7%	48.0%

Total gross profit increased approximately $0.4 million, or 190.0%, for the three months ended June 30, 2026, and $0.4 million, or 70.3%, for the six months ended June 30, 2026, compared to the corresponding periods in 2025 as a result of the customer contract termination mentioned above.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Operating expenses
Sales and marketing	$1,283	$690	$593	85.9%
General and administrative	3,864	2,790	1,074	38.5%
Research and development	1,453	970	483	49.8%
Total operating expenses	$6,600	$4,450	$2,150	48.3%

	Six Months Ended June 30,		Change
(in thousands, except percentages)	2026	2025	Amount	%
Operating expenses
Sales and marketing	$2,108	$1,586	$522	32.9%
General and administrative	6,567	6,254	313	5.0%
Research and development	2,331	1,783	548	30.7%
Total operating expenses	$11,006	$9,623	$1,383	14.4%

Sales and Marketing

Sales and marketing expense increased approximately $0.6 million, or 85.9% for the three months ended June 30, 2026, compared to the corresponding period in 2025, due to a $0.4 million increase in marketing spend, mainly for conferences and $0.4 million increase for marketing related consultants. These increases are partially offset by a $0.2 million decrease in full-time headcount.

Sales and marketing expense increased approximately $0.5 million, or 32.9%, for the six months ended June 30, 2026, compared to the corresponding period in 2025, due to a $0.3 million increase in marketing spend, mainly for conferences and $0.5 million increase for marketing related consultants. These increases were partially offset by a $0.3 million decrease in full-time headcount.

General and Administrative

General and administrative expense increased approximately $1.1 million, or 38.5%, for the three months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to a $0.7 million increase in legal expenses related to our ongoing litigation matter and $0.4 million in stock-based compensation.

General and administrative expense increased approximately $0.3 million, or 5.0%, for the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to $0.4 million in stock-based compensation and $0.2 million in salary and travel-related expenses. These increases were partially offset by $0.3 million decrease in other operating expenses related to business taxes and board-related expenses.

Research and Development

Research and development expense increased approximately $0.5 million, or 49.8%, for the three months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to increase in AI product, data and technology headcount and consultants for the Company's 2.0 strategy.

Research and development expense increased approximately $0.5 million, or 30.7%, for the six months ended June 30, 2026, compared to the corresponding period in 2025, primarily due to increase in AI product, data and technology headcount and consultants for the Company's 2.0 strategy.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2026	2025
Other income (expense)
Interest expense	$(9)	$(5)
Interest income	818	1,094
Other income, net	(9)	27
Total other income, net	$800	$1,116

	Six Months Ended June 30,
(in thousands)	2026	2025
Other income (expense)
Interest expense	$(18)	$(14)
Interest income	1,675	2,213
Other income, net	(29)	8
Total other income, net	$1,628	$2,207

Other income (expense) consisted primarily of interest income earned from cash equivalents for all periods presented.

Liquidity and Capital Resources

As of June 30, 2026, we held total cash of approximately $92.1 million, all of which was held in the United States. We have a history of operating losses and negative operating cash flows. As we continue to focus on growing our revenues, we expect these trends to continue into the foreseeable future.

Although we expect to generate operating losses and negative operating cash flows in the future, management believes it has sufficient cash on hand for at least one year following the filing date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including our pace of growth, subscription renewal activity, the timing and extent of spending to support development efforts, additional investments in AI technology platforms, systems and infrastructure, the expansion of sales and marketing activities and the market acceptance of our products and services. We believe that it is likely we will in the future enter into arrangements to acquire or invest in additional companies and assets, technologies, intellectual property rights, and build and develop additional platforms and systems for our products and services and create new products and services. We may be required to seek additional equity or debt financings. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired and/or on acceptable terms, our business, operating results and financial condition could be adversely affected.

The accompanying consolidated financial statements have been prepared assuming we will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the ordinary course of business.

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Consolidated statement of cash flows
Net cash used in operating activities	$(8,454)	$(6,790)
Net cash for investing activities	$-	$-
Net cash provided by financing activities	$-	$80

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

We utilized $8.5 million of cash from operating activities during the six months ended June 30, 2026, resulting in a net loss of $8.4 million. The net loss included non-cash charges of $0.8 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash decrease of $0.9 million, mainly related to the payment of accrued expenses, partially offset by an increase in accounts payable, and a decrease in deferred revenue.

We utilized $6.8 million of cash from operating activities during the six months ended June 30, 2025, resulting in a net loss of $6.9 million. The net loss included non-cash charges of $0.4 million, primarily consisting of stock-based compensation. In addition, certain changes in our operating assets and liabilities resulted in a cash increase of $0.3 million.

Investing Activities

We did not have any investing activities during the six months ended June 30, 2026 and 2025.

Financing Activities

We did not have any financing activities during the six months ended June 30, 2026. Our financing activities during six months ended June 30, 2025 consisted of sales of our common stock. Refer to the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for information on the Company's financing activities.

Contractual Obligations

Information set forth in Note 5, “Leases,” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Off-Balance Sheet Arrangements

Through June 30, 2026, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, such as the use of unconsolidated subsidiaries, structured finance, special purpose entities or variable interest entities.

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

Ongoing Remediation of Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, in 2023, as a result of cost cutting measures and headcount turnover in our accounting function, management identified a material weakness in internal control over financial reporting as business process controls across the Company’s financial reporting processes were not effectively designed and implemented due to a lack of segregation of duties between preparer and reviewer. During 2024, the Company implemented additional review controls to ensure proper segregation of duties in our financial reporting processes. Then, the Company's Chief Financial Officer departed the Company on November 30, 2024, which resulted in a delay in the completion of the implementation of our remediation plan for this material weakness. However, the Company recently engaged with an independent contractor who is a senior-level finance and accounting professional and hired as a full-time employee a finance professional to perform specific functions and serve as a reviewer as appropriate to remediate the material weakness and otherwise implement a framework for appropriate segregation of duties as noted above. We began our remediation plan during the second quarter of 2026.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting identified in conjunction with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2025, Mr. Mewawalla filed a demand for arbitration and statements of claims against the Company with the American Arbitration Association (Case No. 01-25-004-9738) alleging, among other things, that the Company breached the EC Agreement, the Company’s rescission of the EC Agreement was not justified, unpaid compensation, retaliation/wrongful termination, defamation and violations of other Washington state employment-related laws. Mr. Mewawalla seeks relief of amounts allegedly due, double damages where applicable, interest, fees, cost and punitive damages where applicable. He further sought interim and injunctive relief, including a declaration that the EC Agreement remains in force and continued service and compliance with the EC Agreement. The Company responded to Mr. Mewawalla's initial arbitration demand claims for injunctive relief on November 6, 2025. On December 15, 2025, the arbitrator issued an order denying his motion for interim and injunctive relief. Mr. Mewawalla filed an amended statement of claim against the Company on January 16, 2026, in which he alleges, among other things, amended claims and various specific categories and amounts of damages which collectively exceed $34 million. The Company filed its response to the amended statement of claims on February 6, 2026. The arbitration proceeding is currently in the discovery phase, and the hearing is currently scheduled to occur in September 2026. The Company believes its rescission of the EC Agreement was proper, in accordance with applicable law and rejects all of Mr. Mewawalla's allegations, claims and asserted damages amounts. The Company is vigorously disputing and defending against all allegations, claims and asserted damages amounts made by Mr. Mewawalla in this arbitration.

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

10.3

Amendment No. 2 to Confidential Employment Agreement by and between Phunware, Inc. and Jeremy Krol dated April 14, 2026 (Incorporated by reference to the Registrant’s Form 8-K/A (File No. 001-37862), filed with the SEC on April 20, 2026.

10.4

Confidential Executive Employment Agreement by and between Phunware, Inc. and Dmitry Kroshka dated May 12, 2026 (Incorporated by reference to the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on May 18, 2026).

10.5

Side Letter to the Confidential Executive Employment Agreement by and between Phunware, Inc. and Dmitry Kroshka dated May 12, 2026 (Incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K (File No. 001-37862), filed with the SEC on May 18, 2026).

10.6^#	Master Software and Services Agreement by and between Phunware, Inc. and Build Something, LLC (d/b/a Build Something Product Group / BSPG), dated May 13, 2026.
10.7^#	Amended and Restated Statement of Work No. 1 by and between Phunware, Inc. and Build Something, LLC (d/b/a Build Something Product Group / BSPG), dated August 10, 2026.
10.8	Phunware, Inc. 2026 Inducement Plan (Incorporated by reference to Exhibit 99.1 of the Registrant's Form S-8 (File No. 001-37862), filed with the SEC on June 25, 2026).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*(1)	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded with the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
^	Certain attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

August 10, 2026	Phunware, Inc.

	By:	/s/ Dmitry Kroshka
	Name:	Dmitry Kroshka
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	By:	/s/ J. Brendhan Botkin
	Name:	J. Brendhan Botkin
	Title:	Vice President of Accounting and Financial Reporting
(Principal Accounting and Financial Officer)